Form 10-Q
period 2004-06-27
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2004-08-11
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 333-112528

Vought Aircraft Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2884072

(State of Incorporation)	(I.R.S. Employer Identification Number)

9314 West Jefferson Boulevard M/S 2-01 Dallas, TX	75211

(Address of Principal executive offices)	(Zip Code)

(972)-946-2011

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, at August 2, 2004 was 25,015,552.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Vought Aircraft Industries, Inc.
Consolidated Balance Sheets (Unaudited)
($ in millions)

	June 27,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$162.6	$106.4
Accounts receivable	119.2	114.5
Inventories	209.5	197.3
Other current assets	5.7	6.4

Total current assets	497.0	424.6
Property, plant and equipment, net	396.8	414.1
Goodwill, net	527.7	527.7
Identifiable intangible assets, net	106.5	114.9
Debt origination costs, net and other assets	16.9	18.4

Total assets	$1,544.9	$1,499.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$76.7	$54.3
Accrued and other liabilities	76.3	77.7
Accrued payroll and employee benefits	40.4	46.4
Accrued post-employment benefits-current	54.1	54.1
Accrued pension-current	30.5	30.5
Capital lease obligation	1.0	1.2
Accrued contract liabilities	194.0	192.6

Total current liabilities	473.0	456.8
Long-term liabilities:
Accrued post employment benefits	491.5	477.7
Accrued pension	293.8	282.0
Long-term bank debt	295.9	295.9
Long-term bond debt	270.0	270.0
Long-term capital lease obligation	2.4	3.3
Other non-current liabilities	79.7	36.9

Total liabilities	1,906.3	1,822.6
Stockholders’ equity (deficit):
Common stock, par value $.01; 50,000,000 shares authorized, 25,015,552 and 25,012,052 issued and outstanding in 2004 and 2003, respectively	0.3	0.3
Additional paid-in capital	418.0	418.0
Shares held in rabbi trust and CMG escrow	(3.9)	(3.9)
Stockholders’ loans	(2.3)	(2.3)
Accumulated deficit	(257.9)	(219.4)
Accumulated other comprehensive loss	(515.6)	(515.6)

Total stockholders’ equity (deficit)	$(361.4)	$(322.9)

Total liabilities and stockholders’ equity (deficit)	$1,544.9	$1,499.7

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations (Unaudited)
($ in millions)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net sales	$294.2	$274.2	$589.1	$537.7
Costs and expenses
Cost of sales	236.5	210.8	483.2	423.0
Selling, general and administrative expenses	63.0	53.8	125.7	109.4

Total costs and expenses	299.5	264.6	608.9	532.4

Operating income (loss)	(5.3)	9.6	(19.8)	5.3
Other income (expense)
Non-cash income — interest rate swaps	—	2.6	—	4.8
Interest income	0.6	0.6	1.1	1.1
Interest expense	(10.1)	(7.5)	(19.8)	(15.7)

Income (loss) before income taxes	(14.8)	5.3	(38.5)	(4.5)
Income taxes	—	—	—	—

Net income (loss)	$(14.8)	$5.3	$(38.5)	$(4.5)

See accompanying notes

     Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows (Unaudited)
($ in millions)

	For the Six Months Ended
	June 27, 2004	June 29, 2003
Operating activities
Net loss	$(38.5)	$(4.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43.6	33.4
Stock compensation expense	—	11.1
Loss from asset sales	1.5	0.2
Non-cash income — interest rate swaps	—	(4.8)
Changes in current assets and liabilities:
Accounts receivable	(4.7)	5.8
Inventories, net of advances and progress billings	(12.2)	19.9
Other current assets	0.7	1.9
Accounts payable, trade	22.4	6.9
Accrued interest	0.4	—
Accrued payroll and employee benefits	(6.0)	(24.0)
Accrued and other liabilities	(1.8)	(5.6)
Accrued contract liabilities	1.4	122.2
Other assets and liabilities — long-term	66.8	2.9

Net cash provided by operating activities	73.6	165.4
Investing activities
Capital expenditures	(16.3)	(13.8)

Net cash used in investing activities	(16.3)	(13.8)
Financing activities
Payments on long-term bank debt	—	(39.7)
Payments on capital leases	(1.1)	—

Net cash used in financing activities	(1.1)	(39.7)
Net increase in cash and cash equivalents	56.2	111.9
Cash and cash equivalents at beginning of period	106.4	68.6

Cash and cash equivalents at end of period	$162.6	$180.5

See accompanying notes

VOUGHT AIRCRAFT INDUSTRIES, INC.
Notes to Consolidated Financial Statements (Unaudited)

June 27, 2004

Note 1 — Organization and Basis of Presentation

     Vought Aircraft Industries, Inc. and its wholly owned subsidiaries are herein referred to as the “Company” or “Vought.” The Company is one of the world’s largest independent providers of commercial and military aerostructures. The majority of the Company’s products are sold to The Boeing Company, and for military contracts, ultimately to the U.S. Government. The Corporate office is in Dallas, Texas and production work is performed at sites in Hawthorne and Brea, California, Everett, Washington, Dallas and Grand Prairie, Texas, Milledgeville, Georgia, Nashville, Tennessee, and Stuart, Florida.

     We implemented a corporate reorganization of our Aerostructures subsidiary effective on January 1, 2004. Pursuant to the reorganization, Aerostructures incorporated a new subsidiary, named Contour Aerospace Corporation, a Delaware corporation (''Contour’’). Then, Aerostructures contributed (i) its Everett, Washington facility, that builds fuselage skins, spars, stringers, pylons and machined components, and (ii) its Brea, California facility, that builds wing skins, spars, stringers, chords and ribs, to Contour. Contemporaneous with the contribution of these assets and operations to Contour, Aerostructures merged with and into Vought Aircraft Industries, Inc., so that the remaining operating assets of Aerostructures are integrated with the ongoing operations of Vought. As a result of the reorganization, beginning in 2004, Aerostructures does not exist as a separate corporate entity and Contour is a direct subsidiary of Vought. Under the 8% Senior Notes due 2011, Contour is a guarantor on a fully and unconditionally and jointly and severally on a senior unsecured basis.

     The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three and six months ended June 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Vought's Form S-4, as amended, filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2004.

Note 2 — Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method. The following schedule reflects the impact on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation:

	Three months ended		Six months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
		$( in millions)
Reported net income (loss)	$(14.8)	$5.3	$(38.5)	$(4.5)
Stock based compensation	—	—	—	11.1

	(14.8)	5.3	(38.5)	6.6
Compensation expense per SFAS No. 123	(0.2)	(0.2)	(0.3)	(11.4)

Pro forma net income (loss) for SFAS No. 123	$(15.0)	$5.1	$(38.8)	$(4.8)

     The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as options vest over several years and additional option grants are expected.

     During the first quarter of 2003, the Company recorded non-cash stock compensation charges of $11.1 million, included in general and administrative expense, to reflect the impact of an estimated increase in the fair value of the Company’s common stock, related to non-recourse notes previously issued to officers for stock purchases, increased deferred compensation liability for the Company’s rabbi trust and the modification of stock options in connection with executive retirements.

Note 3 — New Accounting Pronouncements

     On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to employers who sponsor retiree health care benefit plans that provide a prescription drug plan that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued a Staff Position (“FSP”) that allows companies to defer recognition of the impact that the Act might have on the benefit obligations they provide their retirees, pending the issuance of specific guidance on the accounting for the federal subsidy introduced by the Act. The Company deferred recognition of the impact of the Act as permitted by the FSP at December 31, 2003. As a result of the first quarter restructuring, the deferral election expired. The Company has included the estimated effects of this pronouncement in its accumulated postretirement benefit obligation (“APBO”) at June 27, 2004. See Note 8 — Pension and other Postemployment Benefits for further discussion of the adoption of this pronouncement.

Note 4 — Restructuring

     On February 26, 2004, Vought announced plans to consolidate portions of its manufacturing operations in Dallas, Texas. The plans include renovating and modernizing the Dallas facilities, closing the facilities in Nashville and Stuart over the next 18 to 36 months and moving their operations to Dallas and reducing the size of the Hawthorne facility. In support of this restructuring, Vought received a $35 million grant from the Texas Enterprise Fund in April 2004 and is in the process of working with the Texas General Land Office and several other state and local agencies. By accepting this grant, the Company is obligated to add 3,000 jobs in Texas over the next 6 years with a prorated penalty (based on any shortfall of incremental headcount to the 3,000 goal with the total penalty amount not to exceed the amount of the grant) assessed at the end of 2009 if that goal is not reached. When completed, this project is expected to reduce the Company’s occupied square footage by more than three million square feet, reduce operating costs and increase productivity. As part of this plan, the Company will incur charges at Nashville and Stuart for employee termination benefits and relocation costs, certain pension costs, consolidation of excess facilities and various other closure costs. The final expected completion dates for closing the Stuart and Nashville facilities are December 31, 2005 and December 31, 2006, respectively.

     As a result of the closure of the Stuart and Nashville facilities, the Company offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,360 employees at these facilities. All Stuart employees and Nashville non-union employees were offered the opportunity to transfer to the Dallas site (with certain relocation costs provided), or to accept certain termination benefits. These termination benefits include a severance component for all terminated employees and a retention component for employees who elect to remain with the Company through various completion dates during these closures. The Company recorded a liability in the amount of $5.4 million during the first quarter of fiscal 2004 associated with the severance termination benefits. Additionally, the Company estimates total costs of approximately $2.8 million associated with the retention termination benefits and is recognizing this liability ratably over the period of employee’s retention period. At June 27, 2004, a liability for the retention termination benefits has been recorded in the amount of approximately $400,000.

     As part of the restructuring plan, the Company negotiated termination benefit agreements with union employees at the Nashville location. These negotiations were completed in April 2004. The Company offered these employees the same employment options offered to all Stuart employees and Nashville non-union employees. As a result of the union negotiations, certain retention termination benefits were agreed to which are estimated to be approximately $4.4 million. Beginning in April 2004, the Company began recognizing this liability ratably over the employee retention period. At June 27, 2004, a liability for retention termination benefits for union employees has been recorded in the amount of approximately $400,000.

     Approximately 425 out of the 1,360 employees at these locations have elected to relocate to Dallas. The Company currently estimates that the relocation costs associated with these transfers will be approximately $10.8 million and will be recognized as incurred over 34 months. The following table is a roll-forward of the amounts accrued for the restructuring liabilities discussed above as of June 27, 2004.

Accrued Restructuring
Liability — Employee
Reductions
($ in millions)
Balance December 31, 2003	$—
Restructuring liabilities recognized	6.2
Cash expenditures	(0.1)

Balance June 27, 2004	$6.1

     See Note 8–Pension and Other Post-employment Benefits for further discussion of the effects of the restructuring on the pension and other post-employment benefits at the Nashville and Stuart facilities.

     Since the announcement for the closures of the Stuart and Nashville facilities, the Company has been evaluating the fixed assets associated with these facilities and developing a plan for moving these assets to Dallas or for selling or abandoning the assets once the facilities are vacated. For the Nashville facility, the Company has performed an initial assessment of recoverability for those assets that will not be moved and has determined that, at present, no impairment has taken place. Nonetheless, an impairment charge for these assets could be necessary in future periods. Related to the shutdown of the Nashville facility, the Company has accelerated depreciation over the remaining periods of those assets that will not be transferred to Dallas. We have estimated that approximately $21.6 million of depreciation will be accelerated over the remaining life of these assets so that they will be fully depreciated by the end of fiscal 2006 when production has ceased at this facility. As of June 27, 2004, increased depreciation for these assets is $6.5 million. Substantially all of the fixed assets from the Stuart facility are expected to be moved and utilized after the plant closes. The Company is in the process of evaluating the lease for the Stuart facility and a potential buyout of the remaining lease term after the facility has been exited. If an agreement is reached, the Company will record any liability associated with the buyout at the time an agreement is reached and the liability becomes measurable. The Company currently has $1.7 million in net book value of leasehold improvements at Stuart. As a result of the closure, the Company has accelerated the depreciation on these items so they will be fully depreciated by the end of 2005. The increased depreciation for these assets was $0.2 million during the first half of fiscal 2004.

     The Company is currently in the process of reviewing final qualified proposals to buy the Hawthorne facility which the Company would lease back through 2005, after which, the Company plans to reduce the total square footage under the lease, with the lease extending to approximately 2010.

     The Dallas facility is currently a Naval Weapons Industrial Reserve Plant, which is owned by the Navy. As part of the restructure plan, options are being considered that could change the ownership structure of the plant.

     The restructuring and other related charges are recorded to program costs. In accordance with SOP 81-1, the total additional costs associated with the planned facility closures for relocation, termination and retention benefits, and pension and other post-employment benefits (“OPEB”) were considered in the Company’s estimated costs at completion for contracts at each site. As a result of including the estimated restructuring costs in each facility’s contracts, the Company recorded a charge to cost of sales in the amount of $25.5 million for the six months ended June 27, 2004 which is reflective of increased forward losses as a result of these costs at the Stuart and Dallas facilities and reduced profit margins on contracts in process at the Nashville facility.

     During 2001, the Company finalized and approved a restructuring plan designed to reduce the Company’s infrastructure costs by closing its Perry, Georgia facility and relocating the facility’s production effort to the Stuart, Florida site. At December 31, 2001, the Company had accrued $12.6 million related to costs on non-cancelable lease payments and maintenance, after the anticipated closure date for the Perry facility. The closure of Perry was completed at the beginning of the third quarter of 2002. Subsequent to the closure, the Company recorded $4.0 million of lease payments and maintenance against the accrual. The remaining non-cancelable lease payments and maintenance, extend to 2007. Additionally during 2002, the Company relocated 165 employees from the Perry facility to the Stuart facility. The following is a rollforward of amounts accrued for restructuring at the Perry site:

Accrued Restructuring
Reserve Perry Site
($ in millions)
Balance December 31, 2000	$—
Restructuring charge recognized	12.6

Balance December 31, 2001	$12.6
Cash expenditures	(1.0)

Balance December 31, 2002	$11.6
Cash expenditures	(2.1)

Balance December 31, 2003	$9.5
Cash expenditures for the six months ending June 27, 2004	(0.9)

Balance June 27, 2004	$8.6

Note 5 — Inventories

     Inventories consisted of the following:

	June 27,	December 31,
	2004	2003
	($ in millions)
Production costs of contracts in process	$371.2	$342.9
Excess of production cost of delivered items over the estimated average unit cost	0.7	2.1
Finished goods	25.5	24.2
Less: unliquidated progress payments	(187.9)	(171.9)

Total inventories	$209.5	$197.3

Note 6 — Goodwill and Intangible Assets

     With the adoption of SFAS No. 142, amortization of Goodwill ceased effective January 1, 2002 and is now subject to annual impairment tests in accordance with the standard. The Company completed its annual impairment analysis based primarily on the discounted future cash flow method and determined that there was no impairment to goodwill as of December 31, 2003.

     Intangible assets consisted of the following:

	June 27,	December 31,
	2004	2003
	($ in millions)
Programs and contracts	$166.8	$166.8
Pension asset	1.3	1.3
Less: accumulated amortization	(61.6)	(53.2)

Identifiable intangible assets, net	$106.5	$114.9

     Scheduled remaining amortization of identifiable intangible assets is as follows as of June 27, 2004:

($ in millions)
2004	$8.3
2005	13.1
2006	13.1
2007	12.3
2008	11.2
Thereafter	48.5

$106.5

Note 7 — Long-Term Debt

     On July 24, 2000, the Company entered into a senior credit and guaranty agreement that included $525 million of term loan facilities and a $90 million revolving credit facility. The revolving credit facility expires on June 30, 2006. No borrowings have been made under the revolving credit facility. Total long-term bank debt was $295.9 million at June 27, 2004 and December 31, 2003.

     On July 2, 2003, Vought issued $270.0 million of 8% Senior Notes due 2011 with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. The notes may be redeemed in full or in part prior to maturity on July 15, 2007, by paying a make-whole premium. Additionally, prior to July 15, 2006, Vought may redeem up to 35% of the notes from the proceeds of certain equity offerings. The notes are senior unsecured obligations guaranteed by all of Vought’s existing and future domestic subsidiaries. In connection with the offering of the notes, Vought entered into an amendment to their senior secured credit facility. As part of the transaction, Vought prepaid $60.0 million of term loans including the retirement of Tranche A and obtained an amendment to its revolving credit facility, which increased the availability of the revolving credit facility by $60.0 million to a revolving credit facility of $150.0 million, reduced by $49.9 million of outstanding letters of credit.

     At June 27, 2004 and December 31, 2003, the fair value of the Company’s long-term bank debt, based on current interest rates, approximated its carrying value.

Note 8 — Pension and Other Post-employment Benefits

     The components of net periodic benefit cost for the Company’s pension plans and other postretirement benefit plans were as follows:

	Three Months	Six Months
	Ended	Ended
Pension Benefits	June 27, 2004	June 27, 2004
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$7.1	$14.6
Interest cost	25.0	50.3
Expected return on plan assets	(29.8)	(60.2)
Recognized (gains) or losses	9.5	18.5
Prior service cost recognized	—	9.6
Amortization of prior service cost	0.1	0.1
Plan curtailment (gain)/loss	(2.8)	(12.7)
Special termination benefits	9.5	10.7

Net periodic benefit cost	$18.6	$30.9

Defined contribution plan cost	$1.8	$3.6

     The Company has determined that obtaining by-component information for the comparable periods of 2003 net periodic benefit cost would be impracticable. For the first six months of 2003, the net periodic benefit cost and the defined contribution plan costs were $8.7 million and $3.3 million, respectively. There were no special termination benefits or plan curtailments in the first six months of 2003.

	Three Months	Six Months
	Ended	Ended
Other Post-employment Benefits	June 27, 2004	June 27, 2004
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$1.6	$3.1
Interest cost	9.7	19.1
Expected return on plan assets	—	—
Prior service cost recognized	—	(0.2)
Amortization of prior service cost	0.5	1.1
Amortization of net (gain)/loss	0.5	0.9
Plan curtailment (gain)/loss	—	11.7
Special termination benefits	1.9	2.6

Net periodic benefit cost	$14.2	$38.3

     The Company has determined that obtaining by-component information for the comparable periods of 2003 net periodic benefit cost would be impracticable. For the first six months of 2003, the net periodic benefit cost was $19.0 million. There were no special termination benefits or plan curtailments in the first six months of 2003.

     As a result of the Company’s announcement on February 26, 2004 of its plans to consolidate much of its manufacturing operations in Dallas, the Company recorded liabilities for pension and postretirement benefit plan curtailments and recognition of prior service cost of $11.2 million and special termination benefits of $1.9 million in the first quarter. The special termination benefits related to its affected nonrepresented employees that received and accepted transfer or completion opportunities in March 2004. Represented employees accepted similar offers through a certified vote on April 20, 2004. As a result of that vote, the Company recorded an additional liability of $8.6 million in the second quarter.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of March 28, 2004, the Company recognized the effects of the Act in the measure of its accumulated postretirement benefit obligation (“APBO”) for certain retiree groups in accordance with FASB Staff Position No. FAS 106-1.

     The Company currently pays a portion of the prescription drug cost for certain retirees. The benefits for certain retirees were determined to be actuarially equivalent based on an analysis of the Company’s existing prescription drug plan provisions and claims experience as compared to the Medicare Part D prescription drug benefit that will be effective in 2006.

     Recognition of the subsidy for certain retiree groups as an offset to plan costs results in a $39.4 million reduction in the APBO. The reduction in APBO is included with other deferred actuarial gains and losses. The 2004 and subsequent net periodic postretirement benefit costs will be adjusted to reflect the lower interest cost due to the lower APBO. To the extent that the deferred gains and losses are outside the allowable corridor, the excess will be recognized as prescribed under SFAS 106. For other retiree groups, the impact of the potential subsidy benefit has not been calculated because those amounts could not be reasonably estimated.

     The Company has not reflected any changes in participation in the Company’s plans as a result of the Act. The reduction in APBO represents the value of the 28% subsidy and does not reflect any other changes.

     More specific authoritative guidance on the accounting of the federal subsidy is pending and, when issued, could require the Company to change previously reported information.

Note 9 — Commitments

     Warranty Reserves. A reserve has been established to provide for the estimated future cost of warranties on the Company’s delivered products. Management periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of the Company’s historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following is a rollforward of amounts accrued for warranty reserves:

Warranty
Reserve
($ in millions)
Balance at December 31, 2002	$10.9
Acquired balance from Aerostructures	1.5
Warranty costs incurred	(1.7)
Additions charged to cost of sales:
Warranties issued	1.7
Charges related to pre-existing warranties	(1.8)

Balance at December 31, 2003	10.6
Warranty costs incurred	(0.2)
Additions charged to cost of sales:
Warranties issued	0.8
Charges related to pre-existing warranties	(0.8)

Balance at June 27, 2004	$10.4

Note 10 — Environmental Costs

     Environmental liabilities are accrued when the Company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more accurate than another, the minimum amount in the range is recorded.

     Our facilities have been previously owned and operated by other entities and remediation is currently taking place at several facilities in connection with contamination that occurred prior to our ownership. In particular, we acquired several of our facilities from Northrop Grumman in July of 2000, including the Hawthorne and Torrance, California facilities, the Stuart, Florida facility, the Milledgeville and Perry, Georgia facilities and two Dallas, Texas facilities. Of those facilities, remediation projects are underway in Hawthorne, Stuart, Milledgeville and Dallas. Under our asset purchase agreement with Northrop Grumman, we obtained from Northrop Grumman an indemnity relating to contamination at all sites occurring prior to our ownership (so-called ''pre-closing liabilities’’). The indemnity effectively caps our exposure to such cleanup liabilities at $12 million, with Northrop Grumman assuming responsibility for all such costs in excess of $12 million. In accordance with the terms of the environmental indemnity, Northrop Grumman is managing all environmental remedial projects at the various sites, except with respect to most of the remediation activities currently now underway at the Dallas Facility. The Dallas facility is currently a Naval Weapons Industrial Reserve Plant, which the Navy is leasing to us. The Navy manages and finances most of the remediation activities at this site (although Northrop Grumman does manage other remediation activities at the site). Should the Navy cease to finance and perform remediation activities at the Dallas site, we would look to Northrop Grumman to manage those activities in accordance with its indemnity obligations. As part of the restructuring plan, options are being considered that could change the ownership structure of this facility. Any change in ownership would not impact the current arrangement with Northrop Grumman regarding remediation. Although we have no reason to believe that Northrop Grumman will not satisfy its indemnity obligations, if Northrop Grumman failed to do so, we could be exposed to environmental cleanup liabilities that could be material. As of June 27, 2004, our balance sheet included an accrued liability of $7.9 million for accrued environmental liabilities.

     The Nashville, Tennessee facility was acquired by the Aerostructures Corporation from Textron Inc. in 1996. In connection with that acquisition, Textron agreed to indemnify up to $60 million against any pre-closing environmental liabilities with regard to claims made within ten years of the date on which the facility was acquired, including with respect to a solid waste landfill located onsite that was closed pursuant to a plan approved by the Tennessee Division of Solid Waste Management. While there are no pending environmental claims relating to the Nashville facility, there is no assurance that environmental claims will not arise after the expiration of the Textron indemnity in 2006, or that Textron will satisfy its indemnity obligations with respect to any environmental claims that are made before the indemnity expires.

     The following is a rollforward of amounts accrued for environmental liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2002	$10.5
Environmental costs incurred	(2.0)

Balance at December 31, 2003	8.5
Environmental costs incurred for the six months ending June 27, 2004	(0.6)

Balance at June 27, 2004	$7.9

Note 11 — Related Party Transactions

     In accordance with the management agreement between the Company and its principal stockholder, The Carlyle Group (“Carlyle”), the Company incurred a fee of $1.0 million for various management services provided by Carlyle for each of the six month periods ended June 27, 2004 and June 29, 2003, respectively.

Note 12 — Guarantor Subsidiaries

     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by the Company’s 100% owned subsidiaries. Summarized financial information of the Company and its subsidiaries is presented below:

Consolidating Balance Sheet
June 27, 2004
($ in millions)

		Guarantor	Intercompany
	Vought (1)	Subsidiary(1)	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$162.5	$0.1	$—	$162.6
Trade and other receivables	107.3	11.9		119.2
Intercompany receivable	18.5	1.4	(19.9)	—
Inventories	195.7	13.8		209.5
Other current assets	5.5	0.2		5.7

Total current assets	489.5	27.4	(19.9)	497.0
Property, plant and equipment, net	383.3	13.5		396.8
Goodwill, net	464.0	63.7		527.7
Identifiable intangible assets, net	106.5	—		106.5
Investment in affiliated company	74.6	—	(74.6)	—
Debt origination costs, net and other assets	16.8	0.1		16.9

Total assets	$1,534.7	$104.7	$(94.5)	$1,544.9

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$71.4	$5.3	$—	$76.7
Accrued and other liabilities	74.7	1.6		76.3
Accrued payroll and employee benefits	39.3	1.1		40.4
Accrued postemployment benefits — current	54.1	—		54.1
Accrued pension — current	30.5	—		30.5
Intercompany payable	1.4	18.5	(19.9)	—
Capital lease obligations	—	1.0		1.0
Accrued contract liabilities	193.8	0.2		194.0

Total current liabilities	465.2	27.7	(19.9)	473.0
Long-term liabilities:
Accrued postemployment benefits	491.5	—	—	491.5
Accrued pension	293.8	—		293.8
Long-term bank debt	295.9	—		295.9
Long-term bond debt	270.0	—		270.0
Long-term capital lease obligations	—	2.4		2.4
Other non-current liabilities	79.7	—		79.7

Total liabilities	1,896.1	30.1	(19.9)	1,906.3
Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 25,015,552 issued and outstanding in 2004	0.3			0.3
Additional paid-in capital	418.0	80.3	(80.3)	418.0
Shares held in rabbi trust and CMG escrow	(3.9)	—		(3.9)
Stockholders’ loans	(2.3)	—		(2.3)
Accumulated deficit	(257.9)	(5.7)	5.7	(257.9)
Accumulated other comprehensive loss	(515.6)	—		(515.6)

Total stockholders’ equity (deficit)	(361.4)	74.6	(74.6)	(361.4)

Total liabilities and stockholders’ equity (deficit)	$1,534.7	$104.7	$(94.5)	$1,544.9

(1) Effective January 1, 2004 the Company implemented a corporate reorganization of its Aerostructures subsidiary. Pursuant to the reorganization, Aerostructures incorporated a new subsidiary, entitled Contour Aerospace Corporation, a Delaware corporation (“Contour”). Then, Aerostructures contributed its Everett, Washington facility and Brea, California facility to Contour. Contemporaneous with the contribution of these assets and operations to Contour, Aerostructures merged with and into Vought Aircraft Industries, Inc., so that the remaining operating assets of Aerostructures are integrated with the ongoing operations of Vought. As a result of the reorganization, beginning in 2004, Aerostructures does not exist as a separate corporate entity and Contour is a direct subsidiary of Vought. Under the 8% Senior Notes due 2011, Contour is a guarantor on a fully and unconditionally and jointly and severally on a senior unsecured basis.

Consolidating Balance Sheet
December 31, 2003
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$106.4	$—	$—	$106.4
Trade and other receivables	92.6	21.9		114.5
Intercompany receivable	—	13.6	(13.6)	—
Inventories	162.7	34.6		197.3
Other current assets	4.9	1.5		6.4

Total current assets	366.6	71.6	(13.6)	424.6
Property, plant and equipment, net	319.1	95.0		414.1
Goodwill, net	96.7	431.0		527.7
Identifiable intangible assets, net	56.3	58.6		114.9
Investment in affiliated company	413.9	—	(413.9)	—
Debt origination costs, net and other assets	18.3	0.1		18.4

Total assets	$1,270.9	$656.3	$(427.5)	$1,499.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$37.4	$16.9	$—	$54.3
Accrued and other liabilities	62.2	17.5	(2.0)	77.7
Accrued payroll and employee benefits	41.9	4.5		46.4
Accrued postemployment benefits — current	43.8	10.3		54.1
Accrued pension — current	30.5			30.5
Intercompany payable	13.6	—	(13.6)	—
Capital lease obligations	—	1.2		1.2
Accrued contract liabilities	154.1	38.5		192.6

Total current liabilities	383.5	88.9	(15.6)	456.8
Long-term liabilities:
Accrued postemployment benefits	392.5	85.2		477.7
Accrued pension	215.0	67.0		282.0
Long-term bank debt	295.9	—		295.9
Long-term bond debt	270.0	—		270.0
Long-term capital lease obligations	—	3.3		3.3
Other non-current liabilities	36.9	—		36.9

Total liabilities	1,593.8	244.4	(15.6)	1,822.6
Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 25,012,052 issued and outstanding in 2003	0.3			0.3
Additional paid-in capital	418.0	415.6	(415.6)	418.0
Shares held in rabbi trust and CMG escrow	(3.9)	(2.0)	2.0	(3.9)
Stockholders’ loans	(2.3)	—		(2.3)
Accumulated deficit	(219.4)	(1.7)	1.7	(219.4)
Accumulated other comprehensive loss	(515.6)	—		(515.6)

Total stockholders’ equity (deficit)	(322.9)	411.9	(411.9)	(322.9)

Total liabilities and stockholders’ equity (deficit)	$1,270.9	$656.3	$(427.5)	$1,499.7

Consolidating Statement of Operations
Three Months Ended June 27, 2004
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$278.8	$17.4	$(2.0)	$294.2
Costs and expenses
Cost of sales	226.0	12.5	(2.0)	236.5
Selling, general and administrative expenses	61.8	1.2		63.0

Total costs and expenses	287.8	13.7	(2.0)	299.5

Operating income (loss)	(9.0)	3.7	—	(5.3)
Other income (expense)
Interest income	0.6	—		0.6
Interest expense	(10.0)	(0.1)		(10.1)
Equity in income of consolidated subsidiaries	3.6	—	(3.6)	—

Income (loss) before income taxes	(14.8)	3.6	(3.6)	(14.8)
Income taxes	—	—	—	—

Net income (loss)	$(14.8)	$3.6	$(3.6)	$(14.8)

Consolidating Statement of Operations
Three Months Ended June 29, 2003
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$274.2	$—	$—	$274.2
Costs and expenses
Cost of sales	210.8			210.8
Selling, general and administrative expenses	53.8			53.8

Total costs and expenses	264.6	—	—	264.6

Operating income	9.6	—	—	9.6
Other income (expense)
FAS 133 non-cash income — interest rate swaps	2.6			2.6
Interest income	0.6			0.6
Interest expense	(7.5)			(7.5)

Income before income taxes	5.3	—	—	5.3
Income taxes	—	—	—	—

Net income	$5.3	$—	$—	$5.3

Consolidating Statement of Operations
Six Months Ended June 27, 2004
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$560.3	$32.5	$(3.7)	$589.1
Costs and expenses
Cost of sales	458.6	28.3	(3.7)	483.2
Selling, general and administrative expenses	123.3	2.4		125.7

Total costs and expenses	581.9	30.7	(3.7)	608.9

Operating income (loss)	(21.6)	1.8	—	(19.8)
Other income (expense)
Interest income	1.1	—		1.1
Interest expense	(19.6)	(0.2)		(19.8)
Equity in income of consolidated subsidiaries	1.6	—	(1.6)	—

Income (loss) before income taxes	(38.5)	1.6	(1.6)	(38.5)
Income taxes	—	—	—	—

Net income (loss)	$(38.5)	$1.6	$(1.6)	$(38.5)

Consolidating Statement of Operations
Six Months Ended June 29, 2003
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$537.7	$—	$—	$537.7
Costs and expenses
Cost of sales	423.0			423.0
Selling, general and administrative expenses	109.4			109.4

Total costs and expenses	532.4	—	—	532.4

Operating income	5.3	—	—	5.3
Other income (expense)
FAS 133 non-cash income — interest rate swaps	4.8			4.8
Interest income	1.1			1.1
Interest expense	(15.7)			(15.7)

Loss before income taxes	(4.5)	—	—	(4.5)
Income taxes	—	—	—	—

Net loss	$(4.5)	$—	$—	$(4.5)

Consolidating Statement of Cash Flows
Six Months Ended June 27, 2004
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net income (loss)	$(38.5)	$1.6	$(1.6)	$(38.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	41.5	2.1		43.6
Loss from asset sales	1.5	—		1.5
Income from investment in consolidated subsidiaries	(1.6)	—	1.6	—
Changes in current assets and liabilities:
Accounts receivable	2.2	(6.9)		(4.7)
Intercompany accounts receivable	(12.7)	(1.4)	14.1	—
Inventories, net of advance and progress billings	(11.5)	(0.7)		(12.2)
Other current assets	0.7	—		0.7
Accounts payable, trade	23.9	(1.5)		22.4
Intercompany accounts payable	1.4	12.7	(14.1)	—
Accrued payroll and employee benefits	(6.1)	0.1		(6.0)
Accrued and other liabilities	(1.8)	0.4		(1.4)
Accrued contract liabilities	5.5	(4.1)		1.4
Other assets and liabilities — long-term	66.8	—		66.8

Net cash provided by operating activities	71.3	2.3	—	73.6
Investing activities
Capital expenditures	(15.2)	(1.1)		(16.3)

Net cash used in investing activities	(15.2)	(1.1)	—	(16.3)
Financing activities
Payments on capital leases	—	(1.1)		(1.1)

Net cash used in financing activities	—	(1.1)	—	(1.1)
Net increase in cash and cash equivalents	56.1	0.1	—	56.2
Cash and cash equivalents at beginning of period	106.4	—	—	106.4

Cash and cash equivalents at end of period	$162.5	$0.1	$—	$162.6

Consolidating Statement of Cash Flows
Six Months Ended June 29, 2003
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net loss	$(4.5)	$—	$—	$(4.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	33.4			33.4
Loss from asset sales	0.2			0.2
Stock compensation expense	11.1			11.1
Non-cash income — interest rate swaps	(4.8)			(4.8)
Changes in current assets and liabilities:
Accounts receivable	5.8			5.8
Inventories, net of advance and progress billings	19.9			19.9
Other current assets	1.9			1.9
Accounts payable, trade	6.9			6.9
Accrued payroll and employee benefits	(24.0)			(24.0)
Accrued and other liabilities	(5.6)			(5.6)
Accrued contract liabilities	122.2			122.2
Other assets and liabilities — long-term	2.9			2.9

Net cash provided by operating activities	165.4	—	—	165.4
Investing activities
Capital expenditures	(13.8)			(13.8)

Net cash used in investing activities	(13.8)	—	—	(13.8)
Financing activities
Payments on long-term bank debt	(39.7)			(39.7)

Net cash used in financing activities	(39.7)	—	—	(39.7)
Net increase in cash and cash equivalents	111.9	—	—	111.9
Cash and cash equivalents at beginning of period	68.6	—	—	68.6

Cash and cash equivalents at end of period	$180.5	$—	$—	$180.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section may include forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include (i) reduced demand for new commercial aircraft due to reduction in airline traffic, (ii) business risks inherent to the airline industry including armed conflict, terrorism, global health warnings, government regulation, rising fuel and labor costs, lower than expected profitability, and general economic conditions and (iii) reduced demand for military aircraft due to reductions in defense spending, cancellation or modification of military aircraft programs and changes to government export controls. Management’s discussion and analysis should be read in conjunction with the respective financial statements of Vought and the accompanying notes contained therein.

Recent Events

     Management has undertaken a series of studies to assess the facilities required to remain competitive and position the Company for the future. Vought has implemented and completed programs to reduce overhead expenses but excess capacity requires further reductions. On February 26, 2004, Vought announced plans to consolidate much of its manufacturing operations to Dallas. To help accomplish this major restructuring, Vought received a $35 million grant from the Texas Enterprise Fund in April 2004 and is working with the Texas General Land Office and several other state and local agencies. By accepting this grant, the Company is obligated to add 3,000 jobs in Texas over the next 6 years with a prorated penalty (based on any shortfall of incremental headcount to the 3,000 goal with the total penalty amount not to exceed the amount of the grant) assessed at the end of 2009 if that goal is not reached. The Company intends to renovate and modernize the Dallas facilities and to close the Nashville and Stuart sites and reduce the size of the Hawthorne site over the next 18 to 36 months. When completed, this project is expected to reduce the Company’s occupied square footage by more than three million square feet, reduce operating costs and increase productivity. As part of this plan, the Company will incur charges at Nashville and Stuart for employee termination benefits and relocation costs, certain pension costs, consolidation of excess facilities and various other closure costs. The final expected completion dates for closing the Stuart and Nashville facilities are December 31, 2005 and December 31, 2006, respectively.

     As a result of the closure of the Stuart and Nashville facilities, the Company offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,360 employees at these facilities. All Stuart employees and Nashville non-union employees were offered the opportunity to transfer to the Dallas site (with certain relocation costs provided), or to accept certain termination benefits. These termination benefits include a severance component for all terminated employees and a retention component for employees who elect to remain with the Company through various completion dates during these closures. The Company recorded a liability in the amount of $5.4 million during the first quarter of fiscal 2004 associated with the severance termination benefits. Additionally, the Company estimates total costs of approximately $2.8 million associated with the retention termination benefits and is recognizing this liability ratably over the period of employee’s retention period. At June 27, 2004, a liability for the retention termination benefits has been recorded in the amount of approximately $400,000.

     As part of the restructuring plan, the Company negotiated termination benefit agreements with union employees at the Nashville location. These negotiations were completed in April 2004. The Company offered these employees the same employment options offered to all Stuart employees and Nashville non-union employees. As a result of the union negotiations, certain retention termination benefits were agreed to which are estimated to be approximately $4.4 million. Beginning in April 2004, the Company recognizes this liability ratably over the employee retention period. At June 27, 2004, a liability for retention termination benefits for union employees has been recorded in the amount of approximately $400,000.

     Approximately 425 out of the 1,360 employees at these locations have elected to relocate to Dallas. The Company currently estimates that the relocation costs associated with these transfers will be approximately $10.8 million and will be recognized as incurred over 34 months.

     See Note 8 to the Company’s consolidated financial statements Pension and Other Post-employment Benefits for further discussion of the effects of the restructuring on the pension and other post-employment benefits at the Nashville and Stuart facilities.

     Since the announcement for the closures of the Stuart and Nashville facilities, the Company has been evaluating the fixed assets associated with these facilities and developing a plan for moving these assets to Dallas or for selling or abandoning the assets once the facilities are vacated. For the Nashville facility, the Company has performed an initial assessment of recoverability for those assets that will not be moved and has determined that, at present, no impairment has taken place. Nonetheless, an impairment charge for these assets could be necessary in future periods. Related to the shutdown of the Nashville facility, the Company has accelerated depreciation over the remaining periods of those assets that will not be transferred to Dallas. We have estimated that approximately $21.6 million of depreciation will be accelerated over the remaining life of these assets so that they will be fully depreciated by the end of fiscal 2006 when production has ceased at this facility. As of June 27, 2004, increased depreciation for these assets is $6.5 million. Substantially all of the fixed assets from the Stuart facility are expected to be moved and utilized after the plant closes. The Company is in the process of evaluating the lease for the Stuart facility and a potential buyout of the remaining lease term after the facility has been exited. If an agreement is reached, the Company will record any liability associated with the buyout at the time an agreement is reached and the liability becomes measurable. The Company currently has $1.7 million in net book value of leasehold improvements at Stuart. As a result of the closure, the Company has accelerated the depreciation on these items so they will be fully depreciated by the end of 2005. The increased depreciation for these assets was $0.2 million during the first half of fiscal 2004.

     The Company is currently in the process of reviewing final qualified proposals to buy the Hawthorne facility which the Company would lease back through 2005, after which, the Company plans to reduce the total square footage under the lease, with the lease extending to approximately 2010.

     The Dallas facility is currently a Naval Weapons Industrial Reserve Plant, which is owned by the Navy. As part of the restructure plan, options are being considered that could change the ownership structure of the plant.

     The restructuring and other related charges are recorded to program costs. In accordance with SOP 81-1, the total additional costs associated with the planned facility closures for relocation, termination and retention benefits, and pension and other post-employment benefits (“OPEB”) were considered in the Company’s estimated costs at completion for contracts at each site. As a result of including the estimated restructuring costs in each facility’s contracts, the Company recorded a charge to cost of sales in the amount of $25.5 million for the six months ended June 27, 2004 which is reflective of increased forward losses as a result of these costs at the Stuart and Dallas facilities and reduced profit margins on contracts in process at the Nashville facility.

     In addition to these restructuring charges, the Company incurred approximately $8 million in expenses associated with moving, renovation, restoration, rearrangement, and disruption incurred as a result of the restructuring during the three months ended June 27, 2004.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of March 28, 2004, the Company recognized a $39.4 million reduction in its accumulated postretirement benefit obligation (“APBO”) for certain retiree groups due to the estimated effects of the Act. The reduction will be included in other deferred actuarial gains or losses. More specific authoritative guidance on the accounting of the federal subsidy is pending and, when issued, could require the Company to change previously reported information.

Business

     We build structural assemblies for commercial, military and business jet aircraft programs. In most cases, our customer is the primary manufacturer for the aircraft program. For the six months ended June 27, 2004, approximately 45%, 36% and 19% of our revenues were generated from our commercial, military and business jet aircraft programs, respectively.

     From time to time, the company considers potential mergers and acquisitions to further enhance the company value. Occasionally, we may enter into due diligence with potential targets. Funds required for mergers and acquisitions, including purchase price, closing costs and working capital requirements, may come from excess internally generated cash flow, additional equity contributions or additional financing.

Financial Business Trends

     The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The commercial airline industry continues to suffer from the effects of an economic downturn that began in 2000 in addition to various other factors that have had negative impacts on commercial air traffic, and correspondingly, have resulted in reduced delivery rates of components for new aircraft. We believe that recovery in this industry will begin in 2005 or later. In addition, Boeing has announced its decision to end production of the 757 program, with the final aircraft scheduled to be produced in late 2004. The backlog and demand for the Boeing 767 program has also declined in recent years. We cannot assure you that the commercial airlines will order additional 767 aircraft in the future in sufficient quantities to justify continued production of this model.

     Although the market for business jets was also impacted by the economic downturn discussed above, the demand in this market has appeared to improve over 2003 as evidenced by an almost 10% increase in current year sales for programs we had at this time last year.

     Sales associated with military aircraft have decreased mainly due to lower prices as a result of the negotiation of a lower sales price in the C-17 follow-on contract. Partially offsetting this impact is the positive performance of substantially all other military programs. We expect the overall performance of our military programs to improve consistent with trends in spending by the U.S. military.

     We are aggressively pursuing additional new business opportunities, particularly in military aircraft programs which may include classified projects, which have the potential to further add to the long-term contracts of the company.

     For additional information regarding financial and business trends overall, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Vought's Form S-4, as amended, filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2004.

Results of Operations

	Three		Three	Six		Six
	Months		Months	Months		Months
	Ended	Percentage	Ended	Ended	Percentage	Ended
	June 27,	Change to	June 29,	June 27,	Change to	June 29,
	2004	Prior Year	2003	2004	Prior Year	2003
	($ in millions)
Net sales:
Commercial	$131.9	24.2%	$106.2	$266.6	18.1%	$225.7
Military	104.0	(18.4)%	127.5	213.4	(9.6)%	236.0
Business Jets	58.3	44.0%	40.5	109.1	43.6%	76.0

Total net sales	$294.2	7.3%	$274.2	$589.1	9.6%	$537.7
Costs and expenses:
Cost of sales	236.5	12.2%	210.8	483.2	14.2%	423.0
Selling, general and administrative	63.0	17.1%	53.8	125.7	14.9%	109.4

Total costs and expenses	$299.5	13.2%	$264.6	$608.9	14.4%	$532.4
Operating income (loss)	(5.3)	(155.2)%	9.6	(19.8)	(473.6)%	5.3
Interest expense, net	(9.5)	(120.9)%	(4.3)	(18.7)	(90.8)%	(9.8)

Net income (loss)	$(14.8)	(379.2)%	$5.3	$(38.5)	(755.6)%	$(4.5)

Comparison of Results of Operations for the Three Months Ended June 27, 2004 and June 29, 2003

     Net sales. Net sales for the three months ended June 27, 2004 were $294.2 million, an increase of $20 million or 7.3% compared with net sales of $274.2 million for the same period in the prior year. Management believes that total net sales will be in the range of $300 million per quarter for the remainder of 2004. When comparing the three months ended June 27, 2004 with the same period in the prior year:

•	Commercial net sales increased approximately $25.7 million or 24.2% as a result of $41.9 million in sales from contracts acquired in the acquisition of Aerostructures partially offset by $15.0 million due to lower aircraft delivery rates on contracts included in both periods. The decrease in delivery rates was due to the continuing downturn in the commercial airline industry following the economic downturn in 2000 and the terrorist attacks of September 11, 2001 which caused reduced demand for our products by Boeing because the commercial airlines reduced capacity and ordered fewer new aircraft. Management believes, based upon current contractual delivery schedules provided by customers, that deliveries will decrease in 2004 followed by a gradual increase in deliveries beginning in 2005 and 2006 as a result of increased demand by the airline customers. Management has addressed this decline in net sales by reducing labor, material, and overhead costs including the implementation of the facility consolidation project;

•	Military net sales decreased approximately $23.5 million or 18.4% due to lower selling prices for the C-17 program and the completion of a detail parts contract with Northrop Grumman, partially offset by $11.7 million in sales from contract acquired from Aerostructures. Management believes, based upon current contractual delivery schedules provided by customers and pending new business proposals, that sales will trend upward for the remainder of 2004;

•	Business Jet net sales increased approximately $17.8 million or 44% due to $14.5 million in sales from Aerostructures contracts and from higher delivery rates on the Gulfstream V program. Management believes, based upon current contractual delivery schedules provided by customers, that sales will be in the range of $50 million per quarter for the remainder of 2004.

     Cost of sales. Cost of sales for the three months ended June 27, 2004 was $236.5 million, an increase of $25.7 million compared with cost of sales of $210.8 million for the same period in the prior year. The increase in cost of sales was due to additional restructuring and facility consolidation charges of $15.5 million in the second quarter of 2004 (see recent events for further discussion of restructuring charges), and the addition of cost of sales on contracts acquired in the Aerostructures acquisition, partially offset by lower aircraft delivery rates on contracts included in both periods and a favorable outcome of negotiations with Embraer resulting in the partial reversal of forward losses in the second quarter.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 27, 2004 were $63.0 million, a increase of $9.2 million compared with selling, general and administrative expenses of $53.8 million for the same period in the prior year. The increase was primarily due to expenses incurred as part of our investment in the Boeing 7E7 of $5.7 million. As a percentage of net sales year over year, selling, general and administrative expenses remained approximately 20%.

     Operating income (loss). Operating loss for the three months ended June 27, 2004 was ($5.3) million, compared to operating income of $9.6 million for the same period in the prior year. The increase in loss of $14.9 million is primarily due to the additional restructuring and facility consolidation charges of $15.5 million, $5.7 million of expenses related to our investment in the Boeing 7E7 program during the second quarter of 2004 and lower margin on the C-17 program due to lower prices on the current contract partially offset by positive performance of acquired programs.

     Interest expense, net. Interest expense, net for the three months ended June 27, 2004 was $9.5 million, an increase of $5.2 million or 120.9% compared with $4.3 million for the same period in the prior year. Interest expense, net increased primarily due to the issuance of $270 million of 8% Senior Notes due 2011, partially offset by $30.0 million of reductions on Vought’s senior secured credit facilities made during the intervening period.

Comparison of Results of Operations for the Six Months Ended June 27, 2004 and June 29, 2003

     Net sales. Net sales for the six months ended June 27, 2004 were $589.1 million, an increase of $51.4 million or 9.6% compared with net sales of $537.7 million for the same period in the prior year. When comparing the first half of 2004 with the same period in the prior year:

•	Commercial net sales increased approximately $40.9 million or 18.1% primarily as a result of $77.7 million in sales from contracts acquired in the acquisition of Aerostructures partially offset by $35.0 million due to lower aircraft delivery rates on contracts included in both periods. The decrease in delivery rates was due to the continuing downturn in the commercial airline industry following the economic downturn in 2000 and the terrorist attacks of September 11, 2001 which caused reduced demand for our products by Boeing because the commercial airlines reduced capacity and ordered fewer new aircraft. Management believes, based upon current contractual delivery schedules provided by customers, that deliveries will decrease in

2004 followed by a gradual increase in deliveries beginning in 2005 and 2006 as a result of increased demand by the airline customers. Management has addressed this decline in net sales by reducing labor, material, and overhead costs in addition to the facility consolidation project;

•	Military net sales decreased approximately $22.6 million or 9.6% due to lower selling prices for the C-17 program and the completion of a detail parts contract with Northrop Grumman. This decrease was more than offset by $23.5 million in sales from contracts acquired from Aerostructures. Management believes, based upon current contractual delivery schedules provided by customers and pending new business proposals, that sales will trend upward for the remainder of 2004;

•	Business Jet net sales increased approximately $33.1 million or 43.6% due to $25.8 million in sales from Aerostructures contracts and from higher delivery rates on the Gulfstream V program. Management believes, based upon current contractual delivery schedules provided by customers, that sales will be in the range of $50 million per quarter for the remainder of 2004.

     Cost of sales. Cost of sales for the six months ended June 27, 2004 was $483.2 million, an increase of $60.2 million compared with cost of sales of $423.0 million for the same period in the prior year. The increase in cost of sales was due to restructuring and facility consolidation charges of $33.5 million in the first six months of 2004 (see recent events for further discussion of restructuring charges), and approximately $86 million in cost of sales on contracts acquired in the Aerostructures acquisition, partially offset by lower aircraft delivery rates on contracts included in both periods and a favorable outcome of negotiations with Embraer resulting in the partial reversal of forward losses in the second quarter.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 27, 2004 were $125.7 million, an increase of $16.3 million compared with selling, general and administrative expenses of $109.4 million for the same period in the prior year. The increase was primarily due to $9.0 million of expenses incurred as part of our investment in the 7E7 program, a $2.7 million increase to pension expense and slightly higher expenses due to contracts acquired from Aerostructures, partially offset by stock compensation expense of $11.1 million and higher other compensation in 2003. As a percentage of net sales year over year, selling, general and administrative expenses remained approximately 20%.

     Operating income (loss). Operating loss for the six months ended June 27, 2004 was ($19.8) million, compared to operating income of $5.3 million for the same period in the prior year. The increase in loss of $25.1 million is primarily due to the restructuring and facility consolidation charges of $33.5 million during the first half of 2004, $9.0 million of costs incurred related to our investment in 7E7, and lower margin on the C-17 program due to lower prices on the current contract partially offset by positive performance of acquired programs.

     Interest expense, net. Interest expense, net for the six months ended June 27, 2004 was $18.7 million, an increase of $8.9 million or 90.8% compared with $9.8 million for the same period in the prior year. Interest expense, net increased primarily due to the issuance of $270 million of 8% Senior Notes due 2011, partially offset by $30.0 million of reductions on Vought’s senior secured credit facilities made during the intervening period.

Critical Accounting Policies

     Vought's discussion and analysis of its financial position and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Although Vought evaluates its estimates, which are based on the most current and best available information and on various other assumptions that are believed to be reasonable under the circumstances, on an ongoing basis, actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes to our critical accounting policies during the six months ended June 27, 2004. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form S-4 as amended, filed with the SEC on June 15, 2004 for a complete discussion.

Liquidity and Capital Resources

     On February 26, 2004, Vought announced a major restructuring project to consolidate manufacturing operations, primarily in the Dallas, Texas facilities. The Company currently expects that the total cost of this restructuring project, which it anticipates completing in the next 3 years, will be approximately $350 million. It is currently anticipated that funding to complete the project will come from a combination of the $35 million grant received from the Texas Enterprise Fund in April 2004, the sale of the Hawthorne facility, and other financing arrangements (which may include but are not limited to, additional bank financing and/or modification of the current debt covenants), which the Company is in the process of finalizing. While the Company is in discussions with various financing sources, there can be no assurance that we may be able to obtain such financing on favorable terms or at all.

     Based upon the Company’s preliminary restructuring plan, the Company currently expects that the benefit to operating earnings and cash flows, annually, will potentially be in the range of $30.0 million to $40.0 million, following the substantial completion of such project. However, due to the scale and nature of estimates involved with consolidation of facilities of this size, there can be no assurance that the benefit will be realized in full or that unanticipated additional costs will not outweigh the benefits of the project.

     As of June 27, 2004, Vought had long-term debt of approximately $568.3 million, which included $295.9 million that was incurred under its senior secured credit facilities, $270 million of 8% Senior Notes due 2011 and $2.4 million of capital leases. In addition, Vought had $162.6 million of cash at June 27, 2004.

     Net cash provided by operating activities for the six months ended June 27, 2004 was $73.6 million, a decrease of $91.8 million or 55.5% compared to net cash provided by operating activities of $165.4 million for the same period in the prior year. The decrease from the prior year was primarily due to lower cash receipts on the C-17 program, restructuring expenses and Boeing 7E7 investments.

     Cash used in investing activities generally has been for capital expenditures. Net cash used in investing activities for capital expenditures during the six months ended June 27, 2004 was $16.3 million, an increase of $2.5 million or 18.1% compared to $13.8 million for the same period in the prior year. The increase reflects the Aerostructures acquisition and timing of investment in our facilities. The capital expenditures are an investment in our facilities and capabilities, such as continuing modernization, productivity, efficiency and technology improvements. Capital expenditures for 2004 are expected to be approximately $60 million.

     The principal source of liquidity for Vought is cash provided by operations. Vought’s liquidity requirements depend on a number of factors, including the level of delivery rates under our contracts. Working capital needs fluctuate between periods as a result of changes in delivery rates under existing contracts and production associated with new contracts. For some military aircraft programs, milestone payments finance working capital, which helps to improve liquidity. However, our business generates sufficient cash flow to manage our general liquidity needs and Vought has not historically needed short-term borrowings to finance normal operations. The following table summarizes the scheduled maturities of financial obligations and expiration dates of commitments as of June 27, 2004:

	2004	2005	2006	2007	2008	Thereafter	Total
	($ in millions)
Senior secured credit facilities
Term loan A	$—	$—	$—	$—	$—	$—	$—
Term loan B	—	—	24.1	50.0	—	—	74.1
Term loan C	—	—	—	40.2	82.1	—	122.3
Term loan X	—	14.6	84.9	—	—	—	99.5

Total senior secured credit facilities (2)	$—	$14.6	$109.0	$90.2	$82.1	$—	$295.9
Capital leases	0.5	0.9	0.8	1.2	—	—	3.4
Operating leases	7.3	14.0	8.5	1.5	0.5	0.3	32.1
Purchase Obligations (1)	24.4	0.8	—	—	—	—	25.2

Total financial obligations	32.2	$30.3	$118.3	$92.9	$82.6	$0.3	$356.6
8% senior notes due 2011 (2)	—	—	—	—	—	270.0	270.0

Total	$32.2	$30.3	$118.3	$92.9	$82.6	$270.3	$626.6

(1)	Purchase obligations represent property, plant and equipment commitments at June 27, 2004. Capital expenditures for 2004 are expected to be approximately $60 million which amount includes property, plant and equipment commitments at June 27, 2004. Although we also have significant other purchase obligations, most commonly in the form of purchase orders, the timing of the purchase is often variable rather than specific and the payments made by the customer in accordance with our long term contract agreements substantially reimburses the payments due. Accordingly, these obligations are not included in the table.

(2)	In addition to the obligations in the table, at June 27, 2004, we had contractual interest payment obligations as follows: (a) variable interest rate payments on $295.9 million outstanding under our senior secured credit facilities based upon LIBOR plus the applicable margin, which correlated to interest rates of 4.60%, 4.85% and 4.35% on Tranche B, Tranche C and Tranche X, respectively, and (b) $21.6 million per year on the 8% senior notes due 2011.

     We believe that cash flow from operations, cash and cash equivalents on hand, and funds available under our amended credit facility will provide adequate funds for our working capital needs, planned capital expenditures, and near term debt service obligations. Our ability to pay interest and principal on the indebtedness and to satisfy our other obligations will depend upon future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

     From time to time we actively consider strategic opportunities to expand our operations and leverage our capabilities. We evaluate acquisitions, joint ventures, alliances or co-production programs as opportunities arise and may be engaged in varying levels of negotiations with potential counter-parties for any such transaction at any time. As part of our operation and strategic plan, we intend to bid for new aircraft programs in the markets that we serve when the opportunities arise. If we pursue any of these opportunities, we may require additional equity or debt financing to consummate any such transaction, and there can be no assurance that we may be able to obtain such financing on favorable terms, or at all.

     We have been selected as a structures partner on the Boeing 7E7 aircraft program. We anticipate receiving a Memorandum of Agreement from Boeing during the third quarter with the initial scope of work. The business terms are likely to require us to invest significant amounts of money to design, develop, test, produce tools, purchase capital assets and purchase working capital to support this program. The entire scope of production has not been finalized, however; our current estimate for the initial investment will utilize projected cash from operations as well as additional debt funding and may also include modification of current debt covenants. We anticipate a total non-recurring investment between $300 and $400 million with a maximum negative cash position, net of cash received on the program, to be approximately $200 to $250 million peaking in 2009. We expect to recover any investment through delivery and sale of aircraft beginning in 2008.

     We may continue to manage market risk with respect to interest rates by entering into swap agreements, as we have done in the past. To some extent, we manage commodities price risk by entering into long-term fixed-price contracts. However, we do not have any futures hedge with respect to raw materials used to build our products such as aluminum, and therefore we are subject to price fluctuations for raw materials or utilities over the long term. Similarly, we do not hedge for foreign currency exchange risk because we have no or limited exposure to this risk. In the case of our substantial sales to Airbus in Europe, purchase prices and payment terms under the relevant contracts are denominated in U.S. dollars.

     Debt Covenants. There have been no changes to our debt covenants during the six months ended June 27, 2004, as compared to those we discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form S-4, as amended, filed with the SEC on June 15, 2004.

     We are currently in compliance with the covenants in the amended senior secured credit facilities and the notes.

Accounting Changes and Pronouncements

     On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to employers who sponsor retiree health care benefit plans that provide a prescription drug plan that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued a Staff Position (“FSP”) that allows companies to defer recognition of the impact that the Act might have on the benefit obligations they provide their retirees, pending the issuance of specific guidance on the accounting for the federal subsidy introduced by the Act. The Company deferred recognition of the impact of the Act as permitted by the FSP at December 31, 2003. As a result of the first quarter restructuring, the deferral election expired. The Company has included the estimated effects of this pronouncement in its accumulated postretirement benefit obligation (“APBO”) at March 28, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable-rate debt.

     Other than the interest rate swaps described below, financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

     We maintain cash and cash equivalents with various financial institutions and perform periodic evaluations of the relative credit standing of those financial institutions. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit risk on cash and cash equivalents.

     We are highly dependent on the availability of essential materials and parts from our suppliers. We are dependent upon the ability of our suppliers to provide material that meets specifications, quality standards, delivery schedules and anticipated costs. Suppliers’ failure to provide acceptable material and parts would adversely affect our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with such reliance on suppliers. We are dependent on third parties for all information technology services. To a lesser extent, we also are exposed to fluctuations in the prices of certain commodities, such as electricity, natural gas and aluminum.

Interest Rate Risks

     From time to time, we may enter into interest rate swap agreements or other financial instruments in the normal course of business for purposes other than trading. These financial instruments are used to mitigate interest rate or other risks, although to some extent they expose us to market risks and credit risks. We control the credit risks associated with these instruments through the evaluation of the creditworthiness of the counter parties. In the event that a counter party fails to meet the terms of a contract or agreement then our exposure is limited to the current value, at that time, of the interest rate differential, not the full notional or contract amount. Management believes that such contracts and agreements have been executed with creditworthy financial institutions. As such, we consider the risk of nonperformance to be remote.

     Management has performed sensitivity analyses to determine how market rate changes will affect the fair value of the market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. The amendment of the senior secured credit facilities and issuance of the 8% Senior Notes due 2011, resulted in cash flow risk due to changes in interest rates with respect to $295.9 million of the floating rate balance previously borrowed under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of June 27, 2004 would decrease the annual pre-tax income of the Company by approximately $2.96 million. All of our remaining debt is at fixed rates; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

     We have no current plans to enter into additional interest rate swaps.

Utility Price Risks

     The Company has exposure to utility price risks as a result of volatility in the cost and supply of energy and in natural gas prices. To minimize this risk, we have entered into fixed price contracts at certain of the manufacturing locations for a portion of its energy usage for periods of up to three years. Although these contracts would reduce the risk to us during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on our consolidated results of operations.

Item 4. Controls and Procedures

     Under the supervision and with the participation of the Chief Executive Officer and President, and the Vice President, Controller and Treasurer, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and President and the Vice President, Controller and Treasurer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 27, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. In conjunction with its evaluation, management has communicated its findings to the Audit Committee of the Board of Directors.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In the normal course of business, we are party to various lawsuits, legal proceedings and claims arising out of our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceeding, even if determined adversely, would not have a material adverse effect on our business, financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(31.1)*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith

(b) Reports on Form 8-K

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOUGHT AIRCRAFT INDUSTRIES, INC.

Date: August 10, 2004	/s/ Cletus Glasener

Cletus Glasener
Vice President, Controller and
Treasurer