Form 10-Q
period 2004-09-26
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2004-11-10
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at November 8, 2004 was 25,015,552.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
($ in millions) (unaudited)

	September 26,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$136.0	$106.4
Accounts receivable	140.1	114.5
Inventories	217.7	197.3
Other current assets	6.1	6.4

Total current assets	499.9	424.6
Property, plant and equipment, net	391.5	414.1
Goodwill, net	527.7	527.7
Identifiable intangible assets, net	102.3	114.9
Debt origination costs, net and other assets	16.1	18.4
Total assets	$1,537.5	$1,499.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$81.6	$54.3
Accrued and other liabilities	79.4	77.7
Accrued payroll and employee benefits	46.9	46.4
Accrued post-employment benefits-current	54.1	54.1
Accrued pension-current	17.7	30.5
Capital lease obligation	1.0	1.2
Accrued contract liabilities	212.4	192.6

Total current liabilities	493.1	456.8
Long-term liabilities:
Accrued post employment benefits	490.9	477.7
Accrued pension	310.2	282.0
Long-term bank debt	295.9	295.9
Long-term bond debt	270.0	270.0
Long-term capital lease obligation	2.2	3.3
Other non-current liabilities	76.2	36.9

Total liabilities	$1,938.5	$1,822.6

Stockholders’ equity (deficit):
Common stock, par value $.01; 50,000,000 shares authorized, 25,015,552 and 25,012,052 issued and outstanding in 2004 and 2003, respectively	0.3	0.3
Additional paid-in capital	418.0	418.0
Shares held in rabbi trust and CMG escrow	(1.9)	(3.9)
Stockholders’ loans	(2.3)	(2.3)
Accumulated deficit	(299.5)	(219.4)
Accumulated other comprehensive loss	(515.6)	(515.6)

Total stockholders’ equity (deficit)	$(401.0)	$(322.9)

Total liabilities and stockholders’ equity (deficit)	$1,537.5	$1,499.7

See accompanying notes

Vought Aircraft Industries, Inc.

Consolidated Statements of Operations
($ in millions) (Unaudited)

	For the Three Months		For the Nine Months
	Ended		Ended
	September	September	September	September
	26, 2004	28, 2003	26, 2004	28, 2003
Net sales	$295.3	$314.1	$884.4	$851.8
Costs and expenses
Cost of sales	262.5	255.3	745.7	678.3
Selling, general and administrative expenses	64.4	58.7	190.1	168.1

Total costs and expenses	326.9	314.0	935.8	846.4

Operating income (loss)	(31.6)	0.1	(51.4)	5.4
Other income (expense)
Non-cash income - interest rate swaps	—	2.8	—	7.6
Interest income	0.7	0.5	1.8	1.6
Interest expense	(10.7)	(13.9)	(30.5)	(29.6)

Income (loss) before income taxes	(41.6)	(10.5)	(80.1)	(15.0)
Income taxes	—	—	—	—

Net income (loss)	$(41.6)	$(10.5)	$(80.1)	$(15.0)

See accompanying notes

Vought Aircraft Industries, Inc.

Consolidated Statements of Cash Flows
($ in millions)
(Unaudited)

	For the Nine Months Ended
	September 26,	September 28,
	2004	2003
Operating activities
Net loss	$(80.1)	$(15.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67.0	57.8
Stock compensation expense	—	11.1
Loss from asset sales	1.6	1.6
Non-cash income —interest rate swaps	—	(7.6)
Changes in current assets and liabilities:
Accounts receivable	(25.6)	(9.0)
Inventories, net of advances and progress billings	(20.4)	17.8
Other current assets	0.3	1.1
Accounts payable, trade	27.3	4.3
Accrued interest	(5.1)	—
Accrued payroll and employee benefits	0.5	(17.0)
Accrued and other liabilities	(4.0)	8.6
Accrued contract liabilities	19.8	110.1
Other assets and liabilities—long-term	79.1	1.8

Net cash provided by operating activities	60.4	165.6
Investing activities
Cash paid for Aerostructures net of cash acquired	—	(183.3)
Capital expenditures	(29.5)	(20.7)

Net cash used in investing activities	(29.5)	(204.0)
Financing activities
Payments on long-term bank debt	—	(99.7)
Payment of debt origination cost	—	(13.5)
Payments on capital leases	(1.3)	—
Proceeds from long-term debt	—	270.0

Net cash (used in) provided by financing activities	(1.3)	156.8
Net increase in cash and cash equivalents	29.6	118.4
Cash and cash equivalents at beginning of period	106.4	68.6

Cash and cash equivalents at end of period	$136.0	$187.0

See accompanying notes

VOUGHT AIRCRAFT INDUSTRIES, INC.
Notes to Consolidated Financial Statements

(Unaudited)

September 26, 2004

Note 1 – Organization and Basis of Presentation

     Vought Aircraft Industries, Inc. and its wholly owned subsidiaries are herein referred to as the “Company” or “Vought”. The Company is one of the world’s largest independent providers of commercial and military aerostructures. The majority of the Company’s products are sold to The Boeing Company (“Boeing”), Airbus S.A.S. (“Airbus”), Gulfstream Aerospace Corp., a General Dynamics Company (“Gulfstream”), and for military contracts, ultimately to the U.S. Government. The Corporate office is in Dallas, Texas and production work is performed at sites in Hawthorne and Brea, California, Everett, Washington, Dallas and Grand Prairie, Texas, Milledgeville, Georgia, Nashville, Tennessee, and Stuart, Florida.

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

     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three and nine months ended September 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Vought’s registration statement on Form S-4, as amended, filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2004.

Note 2 – Stock-Based Compensation

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

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
	($ in millions)
Reported net income (loss)	($41.6)	($10.5)	($80.1)	$(15.0)
Stock based compensation	—	—	—	11.1

	(41.6)	($10.5)	(80.1)	($3.9)
Compensation expense per SFAS No. 123	(0.2)	(0.2)	(0.5)	(11.6)

Pro forma net income (loss) for SFAS No. 123	($41.8)	($10.7)	($80.6)	($15.5)

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

Note 3 – New Accounting Pronouncements

     On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to employers who sponsor retiree health care benefit plans that provide a prescription drug plan that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued a Staff Position (“FSP”) that allows companies to defer recognition of the impact that the Act might have on the benefit obligations they provide their retirees, pending the issuance of specific guidance on the accounting for the federal subsidy introduced by the Act. The Company deferred recognition of the impact of the Act as permitted by the FSP at December 31, 2003. As a result of the first quarter restructuring, the deferral election expired. The Company has included the estimated effects of this pronouncement in its accumulated postretirement benefit obligation (“APBO”) at September 26, 2004. See Note 8 – Pension and other Postemployment Benefits for further discussion of the adoption of this pronouncement.

Note 4 – Restructuring

     On February 26, 2004, Vought announced plans to consolidate portions of its manufacturing operations to Dallas, Texas. The plans include renovating and modernizing the Dallas facilities, closing the facilities in Nashville and Stuart over the next 18 to 36 months and moving their operations to Dallas and reducing the size of the Hawthorne facility. In support of this restructuring, Vought received a $35 million grant from the Texas Enterprise Fund in April 2004 and is in the process of working with several other state and local agencies. By accepting this grant, the Company is obligated to add a set number of jobs in Texas over the next 6 years with a prorated penalty (not to exceed the amount of the grant) assessed at the end of 2009 if that goal is not reached. When completed, this project is expected to reduce the Company’s occupied square footage by more than three million square feet, reduce operating costs and increase productivity. As part of this plan, the Company will incur charges at Nashville and Stuart for employee termination benefits and relocation costs, certain pension costs, consolidation of excess facilities and various other closure costs. The final expected completion date of closing the Stuart and Nashville facilities is December 31, 2005 and December 31, 2006, respectively.

     As a result of the closure of the Stuart and Nashville facilities, the Company offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,300 employees at these facilities. The Company recorded a liability in the amount of $5.4 million associated with the severance termination benefits during the first quarter of fiscal 2004. Additionally, the Company estimates total costs of approximately $2.8 million associated with the non-union employee retention termination benefits and is recognizing this liability ratably over the employees’ retention period. At September 26, 2004, a liability for the retention termination benefits has been recorded in the amount of approximately $700,000.

     As part of the restructuring plan, the Company negotiated termination benefit agreements with union employees at the Nashville location. As a result of the union negotiations, certain retention termination benefits were agreed to which are estimated to be approximately $4.7 million. In April 2004, the Company began recognizing this liability ratably over the employee retention period. At September 26, 2004, a liability for retention termination benefits for union employees has been recorded in the amount of approximately $900,000.

     The following table is a roll-forward of the amounts accrued for the restructuring liabilities discussed above as of September 26, 2004.

Accrued Restructuring
Reserve – Stuart and
Nashville Sites
($ in millions)
Balance December 31, 2003	$—
Restructuring liabilities recognized	7.0
Expenditures-to-date	(0.3)

Balance September 26, 2004	$6.7

     See Note 8 – Pension and Other Post-employment Benefits for further discussion of the effects of the restructuring on the pension and other post-employment benefits at the Nashville and Stuart facilities.

     Approximately 425 out of the 1,300 employees at these locations have elected to relocate to Dallas. The Company currently estimates that the relocation costs associated with these transfers will be approximately $11.3 million and will be recognized as incurred over 34 months.

     Since the announcement for the closures of the Stuart and Nashville facilities, the Company has been evaluating the fixed assets associated with these facilities and developing a plan for moving these assets to Dallas or for selling or abandoning the assets once the facilities are vacated. For the Nashville facility, the Company has performed an initial assessment of the recoverability for those assets that will not be moved and has determined that, at present, no impairment has taken place. Nonetheless, an impairment charge for these assets could be necessary in future periods. Related to the shutdown of the Nashville facility, the Company has accelerated depreciation over the remaining periods of those assets that will not be transferred to Dallas. The Company estimates that approximately $21.6 million of depreciation will be accelerated over the remaining life of these assets so that they will be fully depreciated by the end of fiscal 2006 when production has ceased at this facility. As of September 26, 2004, increased depreciation for these assets is $9.9 million. Substantially all of the fixed assets from the Stuart facility are expected to be moved and utilized after the plant closes. The Company is in the process of evaluating the lease for the Stuart facility and a potential buyout of the remaining lease term after the facility has been exited. If an agreement is reached, the Company will record any liability associated with the buyout at the time an agreement is reached and the liability becomes measurable. The Company currently has $1.6 million in net book value of leasehold improvements at Stuart. As a result of the closure, the Company has accelerated the depreciation on these items so they will be fully depreciated by the end of 2005. The increased depreciation for these assets was $1.3 million during the first three quarters of fiscal 2004.

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

     The restructuring and other related charges are recorded to program costs. In accordance with SOP 81-1, the total additional costs associated with the planned facility closures for relocation, termination and retention benefits, and pension and other post-employment benefits (“OPEB”) were considered in the Company’s estimated costs at completion for contracts at each site. As a result of including the estimated restructuring costs in each facility’s contracts, the Company recorded a charge to cost of sales in the amount of $40.9 million for the nine months ended September 26, 2004, which is reflective of increased forward losses as a result of these costs at the Stuart and Dallas facilities and reduced profit margins or increased forward losses on contracts in process at the Nashville facility.

     During 2001, the Company finalized and approved a restructuring plan designed to reduce the Company’s infrastructure costs by closing its Perry, Georgia facility and relocating the facility’s production effort to the Stuart, Florida site. At December 31, 2001, the Company had accrued $12.6 million related to costs on non-cancelable lease payments and maintenance, after the anticipated closure date for the Perry facility. The closure of Perry was completed at the beginning of the third quarter of 2002. Subsequent to the closure, the Company recorded $4.5 million of lease payments and maintenance against the accrual. The remaining non-cancelable lease payments and maintenance, extend to 2007. Additionally during 2002, the Company relocated 165 employees from the Perry facility to the Stuart facility. The following is a rollforward of amounts accrued for restructuring at the Perry site:

Accrued Restructuring
Reserve Perry Site
($ in millions)
Balance December 31, 2000	$—
Restructuring charge recognized	12.6

Balance December 31, 2001	$12.6
Cash expenditures	(1.0)

Balance December 31, 2002	$11.6
Cash expenditures	(2.1)

Balance December 31, 2003	$9.5
Cash expenditures for the nine months ending September 26, 2004	(1.4)

Balance September 26, 2004	$8.1

Note 5 – Inventories

     Inventories consisted of the following:

	September 26,	December 31,
	2004	2003
	($ in millions)
Production costs of contracts in process	$390.8	$342.9
Excess of production cost of delivered items over the estimated average unit cost	0.7	2.1
Finished goods	31.8	24.2
Less: unliquidated progress payments	(205.6)	(171.9)

Total inventories	$217.7	$197.3

Note 6 – Goodwill and Intangible Assets

     With the adoption of SFAS No. 142, amortization of Goodwill ceased effective January 1, 2002 and is now subject to annual impairment tests in accordance with the standard. The Company completed its annual impairment analysis based primarily on the discounted future cash flow method and determined that there was no impairment to goodwill as of December 31, 2003.

     Intangible assets consisted of the following:

	September 26,	December 31,
	2004	2003
	($ in millions)
Programs and contracts	$166.8	$166.8
Pension asset	1.3	1.3
Less: accumulated amortization	(65.8)	(53.2)

Identifiable intangible assets, net	$102.3	$114.9

     Scheduled remaining amortization of identifiable intangible assets is as follows as of September 26, 2004:

($ in millions)
2004	$4.1
2005	13.1
2006	13.1
2007	12.3
2008	11.2
Thereafter	48.5

$102.3

Note 7 – Long-Term Debt

     On July 24, 2000, the Company entered into a senior credit and guaranty agreement that included $525 million of term loan facilities and a $90 million revolving credit facility. The revolving credit facility expires on June 30, 2006. No borrowings have been made under the revolving credit facility. Total long-term bank debt was $295.9 million September 26, 2004 and December 31, 2003.

     On July 2, 2003, Vought issued $270.0 million of 8% Senior Notes due 2011 with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. The notes may be redeemed in full or in part prior to maturity on July 15, 2007, by paying a make-whole premium. Additionally, prior to July 15, 2006, Vought may redeem up to 35% of the notes from the proceeds of certain equity offerings. The notes are senior unsecured obligations guaranteed by all of Vought’s existing and future domestic subsidiaries. In connection with the offering of the notes, Vought entered into an amendment to their senior secured credit facility. As part of the transaction, Vought prepaid $60.0 million of term loans including the retirement of Tranche A and obtained an amendment to its revolving credit facility, which increased the availability of the revolving credit facility by $60.0 million to a revolving credit facility of $150.0 million, reduced by $51.4 million of outstanding letters of credit.

     At September 26, 2004 and December 31, 2003, the fair value of the Company’s long-term bank debt, based on current interest rates, approximated its carrying value.

Note 8 – Pension and Other Post-employment Benefits

     The components of net periodic benefit cost for the Company’s pension plans and other postretirement benefit plans were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 26,	September 26,
Pension Benefits	2004	2004
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$7.3	$21.9
Interest cost	25.3	75.6
Expected return on plan assets	(30.2)	(90.4)
Recognized (gains) or losses	9.2	27.7
Prior service cost recognized	—	9.6
Amortization of prior service cost	—	0.1
Plan curtailment (gain)/loss	—	(12.7)
Special termination benefits	—	10.7

Net periodic benefit cost	$11.6	$42.5

Defined contribution plan cost	$1.5	$5.1

     The Company has determined that obtaining by-component information for the comparable periods of 2003 net periodic benefit cost would be impracticable. For the first nine months of 2003, the net periodic benefit cost and the defined contribution plan costs were $16.7 million and $4.8 million, respectively. There were no special termination benefits or plan curtailments in the first nine months of 2003.

	Three Months	Nine Months
	Ended	Ended
	September 26,	September 26,
Other Post-employment Benefits	2004	2004
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$1.9	$5.0
Interest cost	9.9	29.0
Expected return on plan assets	—	—
Prior service cost recognized	—	(0.2)
Amortization of prior service cost	0.7	1.8
Amortization of net (gain)/loss	0.6	1.5
Plan curtailment (gain)/loss	—	11.7
Special termination benefits	—	2.6

Net periodic benefit cost	$13.1	$51.4

     The Company has determined that obtaining by-component information for the comparable periods of 2003 net periodic benefit cost would be impracticable. For the first nine months of 2003, the net periodic benefit cost was $32.8 million. There were no special termination benefits or plan curtailments in the first nine months of 2003.

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

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 “(the Act)” was signed into law. The Act introduces a prescription drug benefit under Medicare “(Medicare Part D)”, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of March 28, 2004, the Company recognized the effects of the Act in the measure of its accumulated postretirement benefit obligation “(APBO)” for certain retiree groups in accordance with FASB Staff Position No. FAS 106-1.

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

Note 9 – Commitments

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

Warranty
Reserve
($ in millions)
Balance at December 31, 2002	$10.9
Acquired balance from Aerostructures	1.5
Warranty costs incurred	(1.7)
Additions charged to cost of sales:
Warranties issued	1.7
Charges related to pre-existing warranties	(1.8)

Balance at December 31, 2003	10.6
Warranty costs incurred	(0.2)
Additions charged to cost of sales:
Warranties issued	1.2
Charges related to pre-existing warranties	(1.2)

Balance at September 26, 2004	$10.4

Note 10 – Environmental Costs

     Environmental liabilities are accrued when the Company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more accurate than another, the minimum amount in the range is recorded.

     Our facilities have been previously owned and operated by other entities and remediation is currently taking place at several facilities in connection with contamination that occurred prior to our ownership. In particular, we acquired several of our facilities from Northrop Grumman in July of 2000, including the Hawthorne, California facility, the Stuart, Florida facility, the Milledgeville and Perry, Georgia facilities and two Dallas, Texas facilities. Of those facilities, remediation projects are underway in Hawthorne, Stuart, Milledgeville and Dallas. Under our asset purchase agreement with Northrop Grumman, we obtained from Northrop Grumman an indemnity relating to contamination at all sites occurring prior to our ownership (so-called ''pre-closing liabilities’’). The indemnity effectively caps our exposure to such cleanup liabilities at $12 million, with Northrop Grumman assuming responsibility for all such costs in excess of $12 million. In accordance with the terms of the environmental indemnity, Northrop Grumman is managing all environmental remedial projects at the various sites, except with respect to most of the remediation activities now underway at the Dallas Facility. The Dallas facility is a Naval Weapons Industrial Reserve Plant, which the Navy leases to us. The Navy manages and finances most of the remediation activities at this site (although Northrop Grumman does manage other remediation activities at the site). Should the Navy cease to finance and perform remediation activities at the Dallas site, we would look to Northrop Grumman to manage those activities in accordance with its indemnity obligations. As part of the restructuring plan, options are being considered that could change the ownership structure of this facility. Any change in ownership would not impact the current arrangement with Northrop Grumman regarding remediation. Although we have no reason to believe that Northrop Grumman will not satisfy its indemnity obligations, if Northrop Grumman failed to do so, we could be exposed to environmental cleanup liabilities that could be material. As of September 26, 2004, our balance sheet included an accrued liability of $7.0 million for accrued environmental liabilities.

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

     The following is a rollforward of amounts accrued for environmental liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2002	$10.5
Environmental costs incurred	(2.0)

Balance at December 31, 2003	8.5
Environmental costs incurred for the nine months ending September 26, 2004	(1.5)

Balance at September 26, 2004	$7.0

Note 11 – Related Party Transactions

     In accordance with the management agreement between the Company and its principal stockholder, The Carlyle Group (“Carlyle”), the Company incurred a fee of $1.5 million for various management services provided by Carlyle for each of the nine month periods ended September 26, 2004 and September 28, 2003, respectively.

Note 12 – Guarantor Subsidiaries

     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by the Company’s 100% owned subsidiaries. Summarized financial information of the Company and its subsidiaries is presented below:

Consolidating Balance Sheet
September 26, 2004
($ in millions)

		Guarantor	Intercompany
	Vought (1)	Subsidiary (1)	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$135.9	$0.1	$—	$136.0
Trade and other receivables	125.1	15.0	—	140.1
Intercompany receivable	23.4	2.6	(26.0)	—
Inventories	203.5	14.2	—	217.7
Other current assets	5.6	0.5	—	6.1

Total current assets	493.5	32.4	(26.0)	499.9
Property, plant and equipment, net	378.8	12.7	—	391.5
Goodwill, net	464.0	63.7	—	527.7
Identifiable intangible assets, net	102.3	—	—	102.3
Investment in affiliated company	74.7	—	(74.7)	—
Debt origination costs, net and other assets	16.0	0.1	—	16.1

Total assets	$1,529.3	$108.9	$(100.7)	$1,537.5

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$76.4	$5.2	$—	$81.6
Accrued and other liabilities	72.6	1.2	—	73.8
Accrued interest	5.6	—	—	5.6
Accrued payroll and employee benefits	45.8	1.1	—	46.9
Accrued postemployment benefits - current	54.1	—	—	54.1
Accrued pension - current	17.7	—	—	17.7
Intercompany payable	2.6	23.4	(26.0)	—
Capital lease obligations	—	1.0	—	1.0
Accrued contract liabilities	212.3	0.1	—	212.4

Total current liabilities	487.1	32.0	(26.0)	493.1
Long-term liabilities:
Accrued postemployment benefits	490.9	—	—	490.9
Accrued pension	310.2	—	—	310.2
Long-term bank debt	295.9	—	—	295.9
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligations	—	2.2	—	2.2
Other non-current liabilities	76.2	—	—	76.2

Total liabilities	1,930.3	34.2	(26.0)	1,938.5
Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 25,015,552 issued and outstanding in 2004	0.3	—	—	0.3
Additional paid-in capital	418.0	80.3	(80.3)	418.0
Shares held in rabbi trust	(1.9)	—	—	(1.9)
Stockholders’ loans	(2.3)	—	—	(2.3)
Accumulated deficit	(299.5)	(5.6)	5.6	(299.5)
Accumulated other comprehensive loss	(515.6)	—	—	(515.6)

Total stockholders’ equity (deficit)	(401.0)	74.7	(74.7)	(401.0)

Total liabilities and stockholders’ equity (deficit)	$1,529.3	$108.9	$(100.7)	$1,537.5

(1) Effective January 1, 2004 the Company implemented a corporate reorganization of its Aerostructures subsidiary. Pursuant to the reorganization, Aerostructures incorporated a new subsidiary, entitled Contour Aerospace Corporation, a Delaware corporation (''Contour’’). Then, Aerostructures contributed its Everett, Washington facility and Brea, California facility to Contour. Contemporaneous with the contribution of these assets and operations to Contour, Aerostructures merged with and into Vought Aircraft Industries, Inc., so that the remaining operating assets of Aerostructures are integrated with the ongoing operations of Vought. As a result of the reorganization, beginning in 2004, Aerostructures does not exist as a separate corporate entity and Contour is a direct subsidiary of Vought. Under the 8% Senior Notes due 2011, Contour is a guarantor on a fully and unconditionally and jointly and severally on a senior unsecured basis.

Consolidating Balance Sheet
December 31, 2003
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$106.4	$—	$—	$106.4
Trade and other receivables	92.6	21.9	—	114.5
Intercompany receivable	—	13.6	(13.6)	—
Inventories	162.7	34.6	—	197.3
Other current assets	4.9	1.5	—	6.4

Total current assets	366.6	71.6	(13.6)	424.6
Property, plant and equipment, net	319.1	95.0	—	414.1
Goodwill, net	96.7	431.0	—	527.7
Identifiable intangible assets, net	56.3	58.6	—	114.9
Investment in affiliated company	413.9	—	(413.9)	—
Debt origination costs, net and other assets	18.3	0.1	—	18.4

Total assets	$1,270.9	$656.3	$(427.5)	$1,499.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$37.4	$16.9	$—	$54.3
Accrued and other liabilities	62.2	17.5	(2.0)	77.7
Accrued payroll and employee benefits	41.9	4.5	—	46.4
Accrued postemployment benefits - current	43.8	10.3	—	54.1
Accrued pension - current	30.5	—	—	30.5
Intercompany payable	13.6	—	(13.6)	—
Capital lease obligations	—	1.2	—	1.2
Accrued contract liabilities	154.1	38.5	—	192.6

Total current liabilities	383.5	88.9	(15.6)	456.8
Long-term liabilities:
Accrued postemployment benefits	392.5	85.2	—	477.7
Accrued pension	215.0	67.0	—	282.0
Long-term bank debt	295.9	—	—	295.9
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligations	—	3.3	—	3.3
Other non-current liabilities	36.9	—	—	36.9

Total liabilities	1,593.8	244.4	(15.6)	1,822.6
Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 25,012,052 issued and outstanding in 2003	0.3	—	—	0.3
Additional paid-in capital	418.0	415.6	(415.6)	418.0
Shares held in rabbi trust and CMG escrow	(3.9)	(2.0)	2.0	(3.9)
Stockholders’ loans	(2.3)	—	—	(2.3)
Accumulated deficit	(219.4)	(1.7)	1.7	(219.4)
Accumulated other comprehensive loss	(515.6)	—	—	(515.6)

Total stockholders’ equity (deficit)	(322.9)	411.9	(411.9)	(322.9)

Total liabilities and stockholders’ equity (deficit)	$1,270.9	$656.3	$(427.5)	$1,499.7

Consolidating Statement of Operations
Three Months Ended September 26, 2004
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$278.9	$19.2	$(2.8)	$295.3
Costs and expenses
Cost of sales	247.6	17.7	(2.8)	262.5
Selling, general and administrative expenses	63.1	1.3		64.4

Total costs and expenses	310.7	19.0	(2.8)	326.9

Operating income (loss)	(31.8)	0.2	—	(31.6)
Other income (expense)
Interest income	0.7	—	—	0.7
Interest expense	(10.6)	(0.1)	—	(10.7)
Equity in income of consolidated subsidiaries	0.1	—	(0.1)	—

Income (loss) before income taxes	(41.6)	0.1	(0.1)	(41.6)
Income taxes	—	—	—	—

Net income (loss)	$(41.6)	$0.1	$(0.1)	$(41.6)

Consolidating Statement of Operations
Three Months Ended September 28, 2003
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$259.0	$56.2	$(1.1)	$314.1
Costs and expenses
Cost of sales	209.9	46.5	(1.1)	255.3
Selling, general and administrative expenses	43.4	15.3	—	58.7

Total costs and expenses	253.3	61.8	(1.1)	314.0

Operating income	5.7	(5.6)	—	0.1
Other income (expense)
FAS 133 non-cash income — interest rate swaps	2.8	—	—	2.8
Interest income	0.5	—	—	0.5
Interest expense	(13.6)	(0.3)	—	(13.9)
Equity in income of consolidated subsidiaries	(5.9)	—	5.9	—

Income (loss) before income taxes	(10.5)	(5.9)	5.9	(10.5)
Income taxes	—	—	—	—

Net income (loss)	$(10.5)	$(5.9)	$5.9	$(10.5)

Consolidating Statement of Operations
Nine Months Ended September 26, 2004
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$839.2	$51.7	$(6.5)	$884.4
Costs and expenses
Cost of sales	706.2	46.0	(6.5)	745.7
Selling, general and administrative expenses	186.4	3.7	—	190.1

Total costs and expenses	892.6	49.7	(6.5)	935.8

Operating income (loss)	(53.4)	2.0	—	(51.4)
Other income (expense)
Interest income	1.8	—	—	1.8
Interest expense	(30.2)	(0.3)	—	(30.5)
Equity in income of consolidated subsidiaries	1.7	—	(1.7)	—

Income (loss) before income taxes	(80.1)	1.7	(1.7)	(80.1)
Income taxes	—	—	—	—

Net income (loss)	$(80.1)	$1.7	$(1.7)	$(80.1)

Consolidating Statement of Operations
Nine Months Ended September 28, 2003
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$796.7	$56.2	$(1.1)	$851.8
Costs and expenses
Cost of sales	632.9	46.5	(1.1)	678.3
Selling, general and administrative expenses	152.8	15.3	—	168.1

Total costs and expenses	785.7	61.8	(1.1)	846.4

Operating income	11.0	(5.6)	—	5.4
Other income (expense)
FAS 133 non-cash income — interest rate swaps	7.6	—	—	7.6
Interest income	1.6	—	—	1.6
Interest expense	(29.3)	(0.3)	—	(29.6)
Equity in income of consolidated subsidiaries	(5.9)	—	5.9	—

Loss before income taxes	(15.0)	(5.9)	5.9	(15.0)
Income taxes	—	—	—	—

Net loss	$(15.0)	$(5.9)	$5.9	$(15.0)

Consolidating Statement of Cash Flows
Nine Months Ended September 26, 2004
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net income (loss)	$(80.1)	$1.7	$(1.7)	$(80.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	63.9	3.1	—	67.0
Loss from asset sales	1.6	—	—	1.6
Income from investment in consolidated subsidiaries	(1.7)	—	1.7	—
Changes in current assets and liabilities:
Accounts receivable	(15.6)	(10.0)	—	(25.6)
Intercompany accounts receivable	(17.6)	(2.6)	20.2	—
Inventories, net of advance and progress billings	(19.3)	(1.1)	—	(20.4)
Other current assets	0.6	(0.3)	—	0.3
Accounts payable, trade	28.9	(1.6)	—	27.3
Intercompany accounts payable	2.6	17.6	(20.2)	—
Accrued payroll and employee benefits	0.4	0.1	—	0.5
Accrued interest	(5.1)	—	—	(5.1)
Intercompany Transactions	0.4	(0.4)	—	—
Accrued and other liabilities	(4.0)	—	—	(4.0)
Accrued contract liabilities	24.0	(4.2)	—	19.8
Other assets and liabilities — long-term	79.1	—	—	79.1

Net cash provided by operating activities	58.1	2.3	—	60.4
Investing activities
Capital expenditures	(28.6)	(0.9)	—	(29.5)

Net cash used in investing activities	(28.6)	(0.9)	—	(29.5)
Financing activities
Payments on capital leases	—	(1.3)	—	(1.3)

Net cash used in financing activities	—	(1.3)	—	(1.3)
Net increase in cash and cash equivalents	29.5	0.1	—	29.6
Cash and cash equivalents at beginning of period	106.4	—	—	106.4

Cash and cash equivalents at end of period	$135.9	$0.1	—	$136.0

Consolidating Statement of Cash Flows
Nine Months Ended September 28, 2003
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net loss	$(15.0)	$(5.9)	5.9	$(15.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	50.0	7.8	—	57.8
Loss from asset sales	0.8	0.8	—	1.6
Income from investment in consolidated subsidiaries	5.9	—	(5.9)	—
Stock compensation expense	11.1	—	—	11.1
Non-cash income — interest rate swaps	(7.6)	—	—	(7.6)
Changes in current assets and liabilities:
Accounts receivable	(5.4)	(3.6)	—	(9.0)
Inventories, net of advance and progress billings	23.9	(6.1)	—	17.8
Other current assets	1.0	0.1	—	1.1
Accounts payable, trade	2.3	2.0	—	4.3
Accrued payroll and employee benefits	(19.1)	2.1	—	(17.0)
Accrued and other liabilities	5.6	3.0	—	8.6
Accrued contract liabilities	103.8	6.3	—	110.1
Other assets and liabilities — long-term	2.4	(0.6)	—	1.8

Net cash provided by operating activities	159.7	5.9	—	165.6
Investing activities
Cash paid for Aerostructures net of cash acquired	(178.1)	(5.2)	—	(183.3)
Capital expenditures	(20.0)	(0.7)	—	(20.7)

Net cash used in investing activities	(198.1)	(5.9)	—	(204.0)
Financing activities
Payments on long-term bank debt	(99.7)	—	—	(99.7)
Payment of debt origination cost	(13.5)	—	—	(13.5)
Proceeds from long-term debt	270.0	—	—	270.0

Net cash used in financing activities	156.8	—	—	156.8
Net increase in cash and cash equivalents	118.4	—	—	118.4
Cash and cash equivalents at beginning of period	68.6	—	—	68.6

Cash and cash equivalents at end of period	$187.0	$—	—	$187.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following section may include forward-looking statements that involve inherent risks and uncertainties which are further discussed in the section titled “Forward-Looking Statements” located at the end of Part I of this report. References in this report to the “Company” or “Vought” are to Vought Aircraft Industries, Inc. and its wholly-owned subsidiaries. Management’s discussion and analysis should be read in conjunction with the financial statements of Vought and the accompanying notes contained therein.

Recent Events

          On February 26, 2004, Vought announced plans to consolidate much of its manufacturing operations to Dallas. To facilitate this major restructuring, Vought received a $35 million grant from the Texas Enterprise Fund in April 2004 and is working with several other state and local agencies. By accepting this grant, the Company is obligated to add a set number of jobs in Texas over the next 6 years with a prorated penalty (not to exceed the amount of the grant) assessed at the end of 2009 if that goal is not reached. The Company intends to renovate and modernize the Dallas facilities, close the Nashville and Stuart sites and reduce the size of the Hawthorne site over the next 18 to 36 months. When completed, this project is expected to reduce the Company’s occupied square footage by more than three million square feet, reduce operating costs and increase productivity. As part of this plan, the Company will incur charges at Nashville and Stuart for employee termination benefits and relocation costs, certain pension costs, consolidation of excess facilities and various other closure costs. The final expected completion dates for closing the Stuart and Nashville facilities are December 31, 2005 and December 31, 2006, respectively.

          As a result of the closure of the Stuart and Nashville facilities, the Company offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,300 employees at these facilities. The Company recorded a liability in the amount of $5.4 million associated with the severance termination benefits during the first quarter of fiscal 2004. Additionally, the Company estimates total costs of approximately $2.8 million associated with the non-union employee retention termination benefits and is recognizing this liability ratably over the employees’ retention period. At September 26, 2004, a liability for the retention termination benefits has been recorded in the amount of approximately $700,000.

          As part of the restructuring plan, the Company negotiated termination benefit agreements with union employees at the Nashville location. As a result of the union negotiations, certain retention termination benefits were agreed to which are estimated to be approximately $4.7 million. In April 2004, the Company began recognizing this liability ratably over the employee retention period. At September 26, 2004, a liability for retention termination benefits for union employees has been recorded in the amount of approximately $900,000.

          Approximately 425 out of the 1,300 employees at these locations have elected to relocate to Dallas. The Company currently estimates that the relocation costs associated with these transfers will be approximately $11.3 million and will be recognized as incurred over 34 months.

          See Note 8 to the Company’s consolidated financial statements Pension and Other Post-employment Benefits for further discussion of the effects of the restructuring on the pension and other post-employment benefits at the Nashville and Stuart facilities.

          Since the announcement for the closures of the Stuart and Nashville facilities, the Company has been evaluating the fixed assets associated with these facilities and developing a plan for moving these assets to Dallas or for selling or abandoning the assets once the facilities are vacated. For the Nashville facility, the Company has performed an initial assessment of the recoverability for those assets that will not be moved and has determined that, at present, no impairment has taken place. Nonetheless, an impairment charge for these assets could be necessary in future periods. Related to the shutdown of the Nashville facility, the Company has accelerated depreciation over the remaining periods of those assets that will not be transferred to Dallas. The Company estimates that approximately $21.6 million of depreciation will be accelerated over the remaining life of these assets so that they will be fully depreciated by the end of fiscal 2006 when production has ceased at this facility. As of September 26, 2004, increased depreciation for these assets is $9.9 million. Substantially all of the fixed assets from the Stuart facility are expected to be moved and utilized after the plant closes. The Company is in the process of evaluating the lease for the Stuart facility and a potential buyout of the remaining lease term after the facility has been exited. If an agreement is reached, the Company will record any liability associated with the buyout at the time an agreement is reached and the liability becomes measurable. The Company currently has $1.6 million in net book value of leasehold improvements at Stuart. As a result of the closure, the Company has accelerated the depreciation on these items so they will be fully depreciated by the end of 2005. The increased depreciation for these assets was $1.3 million during the first three quarters of fiscal 2004.

          Our production facility in Stuart, Florida was damaged as a result of two hurricanes during the third quarter. Hurricanes Frances and Jeanne inflicted major damage to the building that housed the production area for 747 floor beams. Production of those items has since been transitioned to the Dallas, Texas facility. In September, the Company recorded a charge of $2.1 million to reserve for the insurance deductible.

          The Company is currently in the process of reviewing final qualified proposals from third parties to buy the Hawthorne facility which the Company would lease back through 2005, after which, the Company plans to significantly reduce the total square footage under the lease, with the lease extending to approximately 2010.

          The Dallas facility is currently a Naval Weapons Industrial Reserve Plant, which is owned by the Navy. As part of the restructure plan, options are being considered that could change the ownership structure of the plant.

          The restructuring and other related charges are recorded to program costs. In accordance with SOP 81-1, the total additional costs associated with the planned facility closures for relocation, termination and retention benefits, and pension and other post-employment benefits (“OPEB”) were considered in the Company’s estimated costs at completion for contracts at each site. As a result of including the estimated restructuring costs in each facility’s contracts, the Company recorded a charge to cost of sales in the amount of $40.9 million for the nine months ended September 26, 2004 which is reflective of increased forward losses as a result of these costs at the Stuart and Dallas facilities and reduced profit margins or increased forward losses on contracts in process at the Nashville facility.

          In addition to these restructuring charges, the Company incurred approximately $23.8 million in expenses associated with renovation, restoration, rearrangement, and disruption incurred as a result of the restructuring during the nine months ended September 26, 2004.

          On September 26, 2004, the labor union contract for Local 848 of the United Automobile, Aerospace and Agricultural Implement Workers of America in Dallas, Texas expired. As of September 26, 2004, this union represented approximately 28% of the company-wide labor force. Negotiations continued for three weeks until an agreement was reached and the union membership ratified a new three-year contract on October 17, 2004.

Financial Business Trends

          The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The commercial airline industry continues to suffer from the effects of an economic downturn that began in 2000 in addition to various other factors including record-high oil prices that have had negative impacts on the operating results of the major airlines and commercial air traffic, and correspondingly, may result in reduced delivery rates of components for new aircraft. We believe that recovery in this industry will begin in 2005 or later. In addition, Boeing has announced its decision to end production of the 757 program, with the final aircraft scheduled to be produced in late 2004. The backlog and demand for the Boeing 767 program has also declined in recent years. We cannot assure you that the commercial airlines will order additional aircraft in the future in sufficient quantities to justify continued production of this model.

          Although the market for business jets was also impacted by the economic downturn discussed above, the demand in this market has appeared to improve over 2003.

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

          We are aggressively pursuing additional new business opportunities, particularly in military aircraft programs, which may include classified projects, which have the potential to further add to the long-term contracts of the Company.

          For additional information regarding financial and business trends overall, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Vought’s registration statement on Form S-4, as amended, filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2004.

Results of Operations

	Three		Three	Nine		Nine
	Months		Months	Months		Months
	Ended	Percentage	Ended	Ended	Percentage	Ended
	September	Change to	September	September	Change to	September
	26, 2004	Prior Year	28, 2003	26, 2004	Prior Year	28, 2003
	($ in millions)
Net sales:
Commercial	$144.4	2.0%	$141.6	$411.0	11.9%	$367.3
Military	103.0	(19.5)%	128.0	316.4	(13.1)%	364.0
Business Jets	47.9	7.6%	44.5	157.0	30.3%	120.5

Total net sales	$295.3	(6.0)%	$314.1	$884.4	3.8%	$851.8
Costs and expenses:
Cost of sales	262.5	2.8%	255.3	745.7	9.9%	678.3
Selling, general and administrative	64.4	9.7%	58.7	190.1	13.1%	168.1

Total costs and expenses	$326.9	4.1%	$314.0	$935.8	10.6%	$846.4
Operating income (loss)	(31.6)	(31,700.0)%	0.1	(51.4)	(1,051.9)%	5.4
Interest expense, net	(10.0)	5.7%	(10.6)	(28.7)	(40.7)%	(20.4)

Net income (loss)	$(41.6)	(296.2)%	$(10.5)	$(80.1)	(434.0)%	$(15.0)

Comparison of Results of Operations for the Three Months Ended September 26, 2004 and September 28, 2003

          Net sales. Net sales for the three months ended September 26, 2004 were $295.3 million, a decrease of $18.8 million or 6.0% compared with net sales of $314.1 million for the same period in the prior year. On July 2, 2003, the Company completed the acquisition of Aerostructures. As such, the comparative period for 2003 includes a full quarter of sales activity for programs acquired from Aerostructures. Management believes that total net sales in the fourth quarter will be comparable to third quarter net sales. When comparing the three months ended September 26, 2004 with the same period in the prior year:

•	Commercial net sales increased approximately $2.8 million or 2.0% as a result of an increase in Airbus contract sales of $8.4 million partially offset by $5.6 million due to lower aircraft delivery rates on Boeing contracts. The decrease in Boeing delivery rates was due to the continuing downturn in the domestic commercial airline industry following the economic downturn in 2000 and the terrorist attacks of September 11, 2001 which caused reduced demand for our products by Boeing because the commercial airlines reduced capacity and ordered fewer new aircraft. Management believes, based upon current contractual delivery schedules provided by customers, that Airbus deliveries will continue to trend upwards through 2005 and that Boeing deliveries will bottom out in 2004 followed by a gradual increase beginning in 2005 and 2006 as a result of increased demand by the airline customers. Management has addressed this decline in net sales since 2003 by reducing labor, material, and overhead costs in addition to the facility consolidation project;

•	Military net sales decreased approximately $25.0 million or 19.5% due to lower selling prices for the C-17 program and the completion of a detail parts contract with Northrop Grumman, partially offset by a slight increase in sales from contracts acquired from Aerostructures and other military programs. Management believes, based upon current contractual delivery schedules provided by customers and pending new business proposals, that sales will recover in the fourth quarter of 2004 and trend upward in 2005; and

•	Business Jet net sales increased approximately $3.4 million or 7.6% due to an increase in sales on our Embraer and Gulfstream IV programs of $6.6 million and $2.7 million, respectively, partially offset by decreased delivery rates and prices on the Gulfstream V program this quarter. Management believes, based upon current contractual delivery schedules provided by customers, that fourth quarter sales will be comparable to third quarter net sales.

          Cost of sales. Cost of sales for the three months ended September 26, 2004 was $262.5 million, an increase of $7.2 million compared with cost of sales of $255.3 million for the three months ended September 28, 2003. The increase in cost of sales was due to additional restructuring and facility consolidation charges of $31.2 million in the third quarter of 2004 (see Recent Events for further discussion of restructuring charges), primarily offset by third quarter 2003 program margin reductions of $25 million.

          Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 26, 2004 were $64.4 million, a increase of $5.7 million compared with selling, general and administrative expenses of $58.7 million for the same period in the prior year. The increase was primarily due to expenses of $6.1 million incurred as part of our investment in the Boeing 7E7 program.

          Operating income (loss). Operating loss for the three months ended September 26, 2004 was ($31.6) million, compared to operating income of $0.1 million for the same period in the prior year. The increase in loss of ($31.7) million is primarily due to the additional restructuring charges and facility consolidation charges of $31.2 million, $6.1 million of expenses related to our investment in the Boeing 7E7 program and lower prices on the C-17 program of approximately 20%. These items were partially offset by the third quarter 2003 program margin reductions of $25 million.

          Interest expense, net. Interest expense, net for the three months ended September 26, 2004 was $10.0 million, a decrease of $0.6 million or 5.7% compared with $10.6 million for the same period in the prior year. In July 2003, Vought paid off the acquired Aerostructures debt and accelerated the amortization of unamortized debt origination costs. These charges were offset by gains of $2.8 million on interest rate swaps. Due to the prepayment of $60.0 million of term loans in 2003, the total amount of debt was essentially the same for the third quarter year over year. As such, interest expense, net remained flat for the three months ended September 26, 2004 as compared with the same period in 2003.

Comparison of Results of Operations for the Nine Months Ended September 26, 2004 and September 28, 2003

          Net sales. Net sales for the nine months ended September 26, 2004 were $884.4 million, an increase of $32.6 million or 3.8% compared with net sales of $851.8 million for the same period in the prior year. On July 2, 2003, the Company completed the acquisition of Aerostructures. As such, the comparative period for 2003 includes one quarter of sales activity for programs acquired from Aerostructures. When comparing the first nine months of 2004 with the same period in the prior year:

•	Commercial net sales increased approximately $43.7 million or 11.9% as a result of six months of sales totaling $77.7 million and a third quarter increase in sales of $8.6 million from contracts acquired in the acquisition of Aerostructures offset by a $42.6 million decrease in sales caused by lower aircraft delivery rates on other commercial contracts. The decrease in delivery rates was due to the continuing downturn in the commercial airline industry following the economic downturn in 2000 and the terrorist attacks of September 11, 2001 which caused reduced demand for our products by Boeing because commercial airlines reduced capacity and ordered fewer new aircraft. Management believes, based upon current contractual delivery schedules provided by customers, that Airbus deliveries will continue to trend upwards through 2005 and that Boeing deliveries will bottom out in 2004 followed by a gradual increase beginning in 2005 and 2006 as a result of increased demand by the airline customers. Management has addressed this decline in net sales by reducing labor, material, and overhead costs in addition to the facility consolidation project;

•	Military net sales decreased approximately $47.6 million or 13.1% due to lower selling prices for the C-17 program and the completion of a detail parts contract with Northrop Grumman. This decrease in pricing was partially offset by six months of additional sales in 2004 from the Aerostructures facilities totaling $23.5 million and a slight third quarter increase in sales from contracts acquired from Aerostructures. Management believes, based upon current contractual delivery schedules provided by customers and pending new business proposals, that sales will trend upward for the remainder of 2004 and into 2005;

•	Business Jet net sales increased approximately $36.5 million or 30.3% due primarily to six months of sales totaling $25.8 million and a third quarter increase of $9.5 million from Aerostructures contracts. Management believes, based upon current contractual delivery schedules provided by customers, that fourth quarter sales will be comparable to third quarter net sales.

          Cost of sales. Cost of sales for the nine months ended September 26, 2004 was $745.7 million, an increase of $67.4 million compared with cost of sales of $678.3 million for the nine months ended September 28, 2003. The increase in cost of sales was consistent with increased sales, along with restructuring and facility consolidation charges of $64.7 million in the first nine months of 2004.

          Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 26, 2004 were $190.1 million, an increase of $22.0 million compared with selling, general and administrative expenses of $168.1 million for the same period in the prior year. The increase was primarily due to $15.1 million of expenses incurred as part of our investment in the 7E7 program, a $2.3 million increase to pension expense, a $6.8 million increase in retiree fringe benefits and slightly higher expenses due to six months of additional expenses in 2004 from the Aerostructures facilities, partially offset by lower stock compensation expense of $11.1 million in 2003.

          Operating income (loss). Operating loss for the nine months ended September 26, 2004 was ($51.4) million, compared to operating income of $5.4 million for the same period in the prior year. The increase in loss of ($56.8) million is primarily due to the restructuring and facility consolidation charges of $64.7 million during the first nine months of 2004, $15.1 million of costs incurred related to our investment in the Boeing 7E7 program, and lower margin on the C-17 program due to lower prices on the current contract partially offset by increased overall sales year over year of $32.6 million.

          Interest expense, net. Interest expense, net for the nine months ended September 26, 2004 was $28.7 million, an increase of $8.3 million or 40.7% compared with $20.4 million for the same period in the prior year. Interest expense, net increased primarily due to the issuance on July 2, 2003 of $270 million of 8% Senior Notes due 2011, partially offset by $99.7 million of reductions on Vought’s senior secured credit facilities made during the corresponding period of 2003.

Critical Accounting Policies

          Vought’s discussion and analysis of its financial position and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Although Vought evaluates its estimates, which are based on the most current and best available information and on various other assumptions that are believed to be reasonable under the circumstances, on an ongoing basis, actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes to our critical accounting policies during the nine months ended September 26, 2004. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our registration statement on Form S-4 as amended, filed with the SEC on June 15, 2004 for a complete discussion.

Liquidity and Capital Resources

          On February 26, 2004, Vought announced a major restructuring project to consolidate manufacturing operations, primarily in the Dallas, Texas facilities. The Company currently expects that the total cost of this site consolidation project, which it anticipates completing in the next 3 years, is currently estimated to be in the range of $300 million. It is currently anticipated that funding to complete the project will come from a combination of the $35 million grant received from the Texas Enterprise Fund in April 2004, the sale of the Hawthorne facility, and other financing arrangements (which may include but are not limited to, additional external financing), which the Company is in the process of pursuing. While the Company is in discussions with various financing sources, there can be no assurance that we will obtain such financing on favorable terms or at all.

          Based upon the Company’s preliminary restructuring plan, the Company currently estimates that the benefit to operating earnings and cash flows, annually, will potentially be in the range of $30.0 million to $40.0 million, following the substantial completion of such project. However, due to the scale and nature of estimates involved with consolidation of facilities of this size, there can be no assurance that the benefit will be realized in full or that unanticipated additional costs will not outweigh the benefits of the project.

          We have been selected as a structures partner on the Boeing 7E7 aircraft program. We anticipate receiving a Memorandum of Agreement from Boeing during the fourth quarter of 2004 with the initial scope of work. The business terms will require us to invest significant amounts of money to design, develop, test, produce tools, purchase capital assets and purchase working capital to support this program. We are also exploring options with Boeing and another major structures manufacturer to work together on additional work scope for this program. The exact terms and structure of this relationship will depend on the scope of work. The entire scope of production has not been finalized; however, our current estimate for our initial investment will utilize cash on-hand and projected cash from operations as well as additional financing. We anticipate a total non-recurring investment between $350 and $450 million with a maximum negative cash position, net of cash received on the program, to be approximately $200 to $250 million peaking in 2009. We are currently seeking to obtain financing that will cover this negative cash position as well as a portion of the site consolidation expenses. In the process, we intend to restructure or refinance our current term loans and debt covenants as well as obtain an update to our current credit rating. We expect to recover our investment through delivery and sale of aircraft beginning in 2008.

          As of September 26, 2004, Vought had long-term debt of approximately $568.1 million, which included $295.9 million that was incurred under its senior secured credit facilities, $270 million of 8% Senior Notes due 2011 and $2.2 million of capital leases. In addition, Vought had $136.0 million of cash at September 26, 2004.

          Net cash provided by operating activities for the nine months ended September 26, 2004 was $60.4 million, a decrease of $105.2 million or 63.5% compared to net cash provided by operating activities of $165.6 million for the same period in the prior year. The decrease from the prior year was primarily due to lower cash receipts on the C-17 program in addition to facility consolidation costs and our expenditures related to our investment in the Boeing 7E7 program.

          Cash used in investing activities generally has been for capital expenditures. Net cash used in investing activities for capital expenditures during the nine months ended September 26, 2004 was $29.5 million, an increase of $8.8 million or 42.5% compared to $20.7 million for the same period in the prior year. The increase reflects the Aerostructures acquisition and timing of investment in our facilities. The capital expenditures are an investment in our facilities and capabilities, such as continuing modernization, productivity, efficiency and technology improvements. Capital expenditures for 2004 are expected to be approximately $60 million.

          The principal source of liquidity for Vought is cash provided by operations. Vought’s liquidity requirements depend on a number of factors, including the level of delivery rates under our contracts. Working capital needs fluctuate between periods as a result of changes in delivery rates under existing contracts and production associated with new contracts. For some military aircraft programs, milestone payments finance working capital, which helps to improve liquidity. However, our business generates sufficient cash flow to manage our general liquidity needs and Vought has not historically needed short-term borrowings to finance normal operations. The following table summarizes the scheduled maturities of financial obligations and expiration dates of commitments as of September 26, 2004:

	2004	2005	2006	2007	2008	Thereafter	Total
	($ in millions)
Senior secured credit facilities
Term loan A	$—	$—	$—	$—	$—	$—	$—
Term loan B	—	—	24.1	50.0	—	—	74.1
Term loan C	—	—	—	40.2	82.1	—	122.3
Term loan X	—	14.6	84.9	—	—	—	99.5

Total senior secured credit facilities (1)	$—	$14.6	$109.0	$90.2	$82.1	$—	$295.9
Capital leases	0.2	0.9	0.8	1.2	—	—	3.1
Operating leases	4.1	14.0	8.5	1.5	0.5	0.3	28.9
Purchase Obligations (2)	8.7	1.1	—	—	—	—	9.8

Total financial obligations	13.0	$30.6	$118.3	$92.9	$82.6	$0.3	$337.7
8% senior notes due 2011 (1)	—	—	—	—	—	270.0	270.0

Total	$13.0	$30.6	$118.3	$92.9	$82.6	$270.3	$607.7

(1)	In addition to the obligations in the table, at September 26, 2004, we had contractual interest payment obligations as follows: (a) variable interest rate payments on $295.9 million outstanding under our senior secured credit facilities based upon LIBOR plus the applicable margin, which correlated to interest rates of 5.14%, 5.39% and 4.89% on Tranche B, Tranche C and Tranche X, respectively, and (b) $21.6 million per year on the 8% senior notes due 2011.

(2)	Purchase obligations represent property, plant and equipment commitments at September 26, 2004. Capital expenditures for 2004 are expected to be approximately $60 million which amount includes property, plant and equipment commitments at September 26, 2004. Although we also have significant other purchase obligations, most commonly in the form of purchase orders, the timing of the purchase is often variable rather than specific and the payments made by the customer in accordance with our long term contract agreements substantially reimburses the payments due. Accordingly, these obligations are not included in the table.

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

          From time to time we actively consider strategic opportunities to expand our operations and leverage our capabilities. We evaluate acquisitions, joint ventures, alliances or co-production programs as opportunities arise and may be engaged in varying levels of negotiations with potential counter-parties for any such transaction at any time. As part of our operation and strategic plan, we intend to bid for new aircraft programs in the markets that we serve when the opportunities arise. As we pursue these opportunities, we may require additional equity or debt financing to consummate any such transaction, and there can be no assurance that we may be able to obtain such financing on favorable terms, or at all.

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

          Debt Covenants. There have been no changes to our debt covenants during the nine months ended September 26, 2004, as compared to those we discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our registration statement on Form S-4, as amended, filed with the SEC on June 15, 2004.

          We are currently in compliance with the covenants in the amended senior secured credit facilities and the notes.

Accounting Changes and Pronouncements

          On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to employers who sponsor retiree health care benefit plans that provide a prescription drug plan that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued a Staff Position (“FSP”) that allows companies to defer recognition of the impact that the Act might have on the benefit obligations they provide their retirees, pending the issuance of specific guidance on the accounting for the federal subsidy introduced by the Act. The Company deferred recognition of the impact of the Act as permitted by the FSP at December 31, 2003. As a result of the first quarter restructuring, the deferral election expired. The Company has included the estimated effects of this pronouncement in its accumulated postretirement benefit obligation (“APBO”) at March 28, 2004.

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

          Management has performed sensitivity analyses to determine how market rate changes will affect the fair value of the market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. The amendment of the senior secured credit facilities and issuance of the 8% Senior Notes due 2011, resulted in cash flow risk due to changes in interest rates with respect to $295.9 million of the floating rate balance previously borrowed under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of September 26, 2004 would decrease the annual pre-tax income of the Company by approximately $3.0 million. All of our remaining debt is at fixed rates; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

          Under the supervision and with the participation of the Chief Executive Officer and President, and the Vice President, Controller and Treasurer, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and President and the Vice President, Controller and Treasurer have concluded that these disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 26, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In conjunction with its evaluation, management has communicated its findings to the Audit Committee of the Board of Directors.

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in “Risk Factors” in our registration statement on Form S-4, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 15, 2004 and elsewhere in this report. These factors include among other things (i) reduced demand for new commercial aircraft due to reduction in airline traffic and the financial condition of the airline industry, (ii) business risks inherent to the airline industry including armed conflict, terrorism, global health warnings, government regulation, rising fuel and labor costs, lower than expected profitability, and general economic conditions and (iii) reduced demand for military aircraft due to reductions in defense spending, cancellation or modification of military aircraft programs and changes to government export controls. These and other factors may cause our actual results to differ materially from any forward-looking statement.

          The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

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

ITEM 5. OTHER INFORMATION

     The Company has been made aware that affiliates of its Independent Registered Public Accounting Firm, Ernst & Young LLP (“Ernst & Young”), in China and Korea performed certain tax return and payment services that raise issues under the auditor independence rules. These services are not permitted under the auditor independence rules. The Company, its Audit Committee and Ernst & Young have considered the impact the providing of these services may have had on Ernst & Young’s independence with respect to the Company and concluded there has been no impairment of Ernst & Young’s independence. The services were administrative in nature and the associated fees over the period the services were provided (fiscal year 2002) aggregated to approximately $19,685. The services have been discontinued.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(31.1)*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Reports on Form 8-K

     None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.

(Registrant)

November 10, 2004	/s/ Cletus Glasener

(Date)	Cletus Glasener
Vice President, Controller and
Treasurer