Form 10-K
period 2004-12-31
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2005-03-30
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number 333-112528

Vought Aircraft Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2884072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9314 West Jefferson Boulevard M/S 2-01	75211
Dallas, Texas	(Zip Code)
(Address of principal executive offices)

(972) 946-2011
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s $0.01 par value common stock at March 20, 2005 was 25,015,552 shares.

Special Note Regarding Forward Looking Statements

     This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this annual report.

PART I

Item 1. Business

Overview

     Vought Aircraft Industries, Inc. and its wholly owned subsidiaries, VAC Industries, Inc., Vought Commercial Aircraft Corporation and Contour Aerospace Corporation (“Contour”) are herein referred to as the “Company” or “Vought.” We are one of the largest independent manufacturers in North America, and one of the largest independent providers in the world, both based on revenues, of aerostructures for commercial, military and business jet aircraft. We develop and manufacture fuselages, wings and wing assemblies, empennages (which are tail assemblies comprised of horizontal and vertical stabilizers, elevators and rudders), aircraft doors, nacelle components (which are the structures around engines) and control surfaces (such as rudders, spoilers, ailerons and flaps). These aerostructures are subsequently integrated by our customers into a wide range of commercial, military and business jet aircraft manufactured by some of the world’s leading aerospace companies. We also provide our customers with testing, logistics and engineering services. Our customers are some of the leading prime manufacturers of commercial, military and business jet aircraft, including Airbus S.A.S. (“Airbus”), Bell Helicopter Textron, Inc. (“Bell Helicopter”), The Boeing Company (“Boeing”), Embraer Empresa Brasileira de Aeronautica S.A. (“Embraer”), Gulfstream Aerospace Corp., a General Dynamics Company (“Gulfstream”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop Grumman”), Sikorsky Aircraft Corporation, a United Technologies Company (“Sikorsky”), among others, and the U.S. Air Force (“Air Force”). We generated net sales of $1,214.7 million for the year ended December 31, 2004. Our Corporate office is in Dallas, Texas, and production work is performed at sites in Hawthorne and Brea, California; Dallas and Grand Prairie, Texas; Milledgeville, Georgia; Everett, Washington; Nashville, Tennessee; and Stuart, Florida. We broke ground on our Charleston, South Carolina site on February 7, 2005.

     On July 24, 2000, the inception date of the Company, Vought acquired from Northrop Grumman Corporation substantially all of the assets and non-intercompany liabilities of the Aerostructures Business Area for an original purchase price of $848.2 million. The acquisition was funded with $525.0 million of bank debt, $175.0 million of paid-in-kind holding company seller notes (the “Seller Note”), and $172.5 million of equity from the issuance of 17,253,500 shares of common stock for initial capitalization of the Company. In connection with settlement discussions between the Company and Northrop Grumman Corporation relating to purchase price adjustments, the Company paid off the Seller Note and related accrued interest of $20.7 million in full with $148.0 million in cash on July 24, 2001. As a result, the final purchase price for the acquisition aggregated to $800.5 million.

     On July 2, 2003, Vought acquired The Aerostructures Corporation (“Aerostructures”) pursuant to an Agreement and Plan of Merger, dated as of May 12, 2003, with TA Acquisition Holdings, Inc. (“Holdings”) pursuant to which Holdings merged with and into Vought and Vought thereby acquired Holdings’ wholly owned subsidiary, Aerostructures. In this annual report, we refer to the merger of Holdings with and into Vought as the “Aerostructures Acquisition.” In exchange for 100% of the outstanding common and preferred stock of Holdings, Vought (as the surviving entity) issued common stock to Holdings’ shareholders that represented 27.5% of the fully-diluted equity of the combined company, paid $44.9 million in cash to Aerostructures, which Aerostructures used to settle certain obligations pursuant to the Agreement and Plan of Merger and retired $135.2 million of Aerostructures’ debt.

     As discussed in the Management’s Discussion and Analysis of Results of Operations and Financial Condition– Liquidity and Capital Resources section, the Company also issued $270 million of 8% Senior Notes (the “Senior Notes”) in conjunction with the Aerostructures Acquisition. The Company began to consolidate the results of operations of Aerostructures as of the effective date of the transaction, July 2, 2003.

     We implemented a corporate reorganization of our Aerostructures subsidiary to be effective on January 1, 2004. Aerostructures incorporated a new subsidiary, Contour Aerospace Corporation. Then, Aerostructures contributed to Contour (i) its Everett, Washington facility, that builds fuselage skins, spars, stringers, pylons and machined components, and (ii) its Brea, California facility, that builds wing skins, spars, stringers, chords and ribs. Contemporaneous with the contribution of these assets and operations to Contour, Aerostructures merged with and into Vought, so that the remaining operating assets of Aerostructures are integrated with the ongoing operations of Vought. As a result of the reorganization, beginning in 2004, Aerostructures did not exist as a separate corporate entity and Contour became a direct subsidiary of Vought. Contour then became a guarantor under the indenture governing the Senior Notes.

     For financial reporting purposes, the Aerostructures Acquisition has been accounted for under the purchase method of accounting whereby the acquisition cost has been allocated to the underlying acquired assets and assumed liabilities based on their estimated fair values.

Consolidation Plan

     On February 26, 2004, we announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. The plans include renovating and modernizing the Dallas and Grand Prairie facilities, closing the facilities in Nashville and Stuart and moving their operations to Dallas and Grand Prairie and reducing the size of the Hawthorne facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the consolidation plan.

Markets

     We operate within the aerospace industry as a manufacturer of aerostructures for commercial, military and business jet aircraft. Market and economic trends that impact the rates of growth of the commercial, military and business jet aircraft markets affect our sales of products in these markets. The competitive outlook for each of our markets is discussed below:

     Commercial Aircraft Market. General economic activity, airline profitability, passenger and cargo traffic rates and aircraft retirements drive demand for new commercial aircraft. The primary manufacturers of large commercial aircraft are Airbus and Boeing. In addition, Embraer and Bombardier are the primary manufacturers of regional jets. From 1980 to 2001, the worldwide fleet of active commercial aircraft increased at an average annual rate of approximately 4.7%, but the rate of growth has declined following the terrorist attacks on September 11, 2001. Boeing’s Current Market Outlook (April 2004) projects that the worldwide fleet of active commercial aircraft will more than double over the next 20 years from approximately 16,168 aircraft at the end of 2003 to approximately 34,770 aircraft at the end of 2023 and that approximately 25,000 new aircraft (including replacements and growth of regional and large commercial aircraft) will enter service over that timeframe. Boeing’s outlook includes the freighter fleet nearly doubling from 1,766 freighters in 2003 to 3,456 in 2023. Airbus’ Global Market Forecast (December 2004) projects that approximately 16,600 new aircraft of 100 seats or more will enter service during the twenty-year period from 2004 until 2023.

     The broader commercial aircraft market can be categorized by aircraft size and seating as follows:

•	Large wide-body aircraft with twin aisles (more than 200 seats). This category includes the Boeing 747, 767, 777 and 787 (scheduled for first delivery in 2008) aircraft and the Airbus A330, A340 and A380 aircraft (scheduled for first delivery in 2006).

•	Smaller narrow-body aircraft with single aisles (excluding regional aircraft) (100 to 200 seats). Aircraft in this category include the Boeing 717 and 737 and the Airbus A320 family (A318/319/320/321).

•	Regional jets (approximately 40 to 110 seats). The main manufacturers of regional jets are Bombardier and Embraer. Bombardier’s primary regional jets are the CRJ Series. Embraer produces small regional jets including the ERJ 135, 140 and 145 and larger (70-108 seats) regional aircraft known as the ERJ 170/175 and ERJ 190/195.

     Military Aircraft Market. The national defense budget and procurement funding decisions drive demand for new military aircraft. In November 2004, President Bush signed a $422 billion defense authorization bill (not including supplemental authorizations), reflecting a 3.4% increase over fiscal 2004, and reaffirming the U.S. Government’s increased focus on a long-term defense plan and national security policy. We expect that Department of Defense spending for procurement, operations and maintenance will grow with the overall level of defense spending, and we expect to benefit to the extent that such spending is allocated to aircraft and unmanned air vehicles (“UAVs”).

     The market for military aircraft in which we participate can be categorized into the following types of programs:

•	Transport Aircraft (e.g., Boeing C-17 Globemaster III, Lockheed Martin C-130J Hercules and Lockheed Martin C-5 Galaxy). The C-17 Globemaster III is the newest, most flexible strategic cargo plane in the airlift force of the U.S. and allied countries. The C-17 Globemaster III is capable of rapid, long-range delivery of troops and all types of equipment. The C-130J, which is smaller and has a shorter range than the C-17 Globemaster III, is the primary tactical transport aircraft for the U.S. and allied militaries. The U.S. Department of Defense Fiscal Year 2005 Budget reflects the Air Force’s planned follow-on multi-year procurement of 60 additional C-17 Globemaster III aircraft, which will provide needed airlift capability to meet both strategic (long range) and tactical (shorter range) requirements. The C-5 is the largest transport in the Air Force inventory. In operation since 1970, the Air Force is modernizing the C-5 to extend the aircraft’s operational life through 2040.

•	Rotor Aircraft (e.g., Bell/ Boeing V-22 Osprey, Sikorsky Black Hawk). The V-22, currently undergoing testing, is an assault transport for troops, equipment and supplies from both amphibious assault ships and land bases. The V-22 will replace the U.S. Marines Corps’ (“Marines”) fleet of CH-46E and CH-53D helicopters, and will be used for combat, combat support and special operations. The Department of Defense is currently planning to procure a total of 458 V-22 aircraft, for the Marines, U.S. Special Forces and the U.S. Navy (“Navy”). The Black Hawk is a major part of the Army’s modernization plan and is expected to be the service’s primary utility helicopter for decades.

•	Aerial Tanker Aircraft (e.g., Boeing KC-767 Tanker). The Air Force is planning to modernize its aging fleet of tanker aircraft. The KC-767 is a specially designed Boeing 767 which has the ability to refuel Air Force, Navy and Marine aircraft in mid-flight. In November 2003, Congress approved a program to begin replacing the Air Force’s KC-135 Tanker fleet by procuring 100 KC-767s through a combination of purchase and lease. On May 25, 2004, Secretary of Defense Rumsfeld announced that he was deferring a decision on the program pending additional studies. Currently, there are no provisions for the Air Force Tankers in the 2006 budget. It is anticipated that the re-competition proposals will be released in the fourth quarter of 2006. Continued delays and re-competition of this program will cause delays in our realization of all or a portion of the previously awarded revenues, depending on the outcome of the re-competition.

•	Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) Aircraft (e.g., Northrop Grumman E-8C Joint STARS and Global Hawk and Lockheed Martin P-3 Orion). C4ISR aircraft are an increasingly important component of the Pentagon’s procurement strategy. C4ISR aircraft include the Global Hawk, an unmanned aerial vehicle capable of high altitude, long endurance reconnaissance missions, and the E-8C Joint STARS, an airborne battle management program providing commanders with ground surveillance and targeting information to support attack operations.

•	Fighter/Attack Aircraft (e.g., Lockheed Martin F-22 Raptor and F-35 Joint Strike Fighter). The U.S. and foreign militaries continue to upgrade their aircraft fleets with more advanced fighters, including the F-22 and F-35. The F-22 is the most advanced air superiority fighter in the world. The aircraft is currently in low rate initial production for the Air Force. The F-35 is a tactical aircraft designed to serve the needs of the Air Force, Navy, Marines and U.K. Royal Navy. Still in development, the F-35 will replace the AV-8B Harrier, A-10, F-16 and F/A-18E/F Super Hornet.

     Business Jet Aircraft Market. General economic activity and corporate profitability drive demand for new business jet aircraft. In addition, business jet aircraft have increasingly been used as an alternative to commercial aircraft transportation due to security concerns and convenience. This market includes personal, business and executive aircraft. The primary business jet aircraft manufacturers are Bombardier, Cessna, Dassault Aviation, Gulfstream and Raytheon. Ownership of business jet aircraft has become widely accepted, such that most Fortune 100 companies now own several jets. As the popularity of business jet aircraft has grown over the past decade, several companies are offering fractional jet ownership. The Air Force operates a fleet of business jet aircraft for use by the executive and legislative branches of government as well as the U.S. joint command leadership. In addition, many foreign governments provide business jet aircraft to high-ranking officials.

     As an independent aerostructures manufacturer, we believe we have leading market share positions in each of the commercial, military and business jet aircraft markets. The following chart summarizes our net sales by market for the years ended December 31, 2004, 2003, and 2002:

	Year Ended		Year Ended		Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002
		Percent		Percent		Percent
		of Total		of Total		of Total
Market	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Commercial	$578.5	47.6%	$517.3	42.8%	$585.2	48.7%
Military	434.8	35.8%	510.5	42.2%	427.7	35.6%
Business Jets	201.4	16.6%	181.0	15.0%	187.8	15.7%

Total Net Sales	$1,214.7	100.0%	$1,208.8	100.0%	$1,200.7	100.0%

Products and Programs

     We design, manufacture and supply aerospace structural assemblies including the following:

•	complete fuselages (including upper and lower ramp assemblies, fuselage sections, skin panels, aft sections, and pressure bulkheads);

•	wings and wing assemblies (including skin panels, spars, and leading edges);

•	empennages (which are tail assemblies and include horizontal and vertical stabilizers, horizontal and vertical leading edge assemblies, elevators and rudders);

•	aircraft doors;

•	nacelle components (which are the structures around engines and include fan cowls, inlet cowls, pylons and exhaust nozzles);

•	detail parts (which are subassemblies of larger aerospace assemblies); and

•	control surfaces (including flaps, ailerons, rudders, spoilers and elevators).

     We have significant design experience and provide engineering support to our customers. We have a diverse base of contracts in significant aerospace markets, including: (i) commercial aircraft, (ii) military aircraft and (iii) business jet aircraft.

     Commercial Aircraft Products. For the years ended December 31, 2004, 2003, and 2002, we generated $578.5 million, $517.3 million, and $585.2 million, respectively, in net sales from manufacturing aerostructures for the world’s largest producers of commercial wide body, narrow body and regional jets. We provide a broad array of support services, including engineering and design support as well as outsourcing services. We believe we are the largest manufacturer of aerostructures for Boeing Commercial Airplanes (“Boeing Commercial”). We have over 30 years of commercial aircraft experience with Boeing Commercial, and we have maintained a formal strategic alliance with Boeing Commercial since 1994. We also believe we are the largest U.S. manufacturer of aerostructures for Airbus based on revenues. We have over 15 years of commercial aircraft experience with Airbus. In addition, we manufacture commercial aircraft aerostructures for General Electric Company, Goodrich Corporation and Pratt & Whitney, a division of United Technologies Corporation.

     The following table summarizes the major commercial programs that we currently have under long-term contract by customer and product, indicating in each case whether we are a sole-source provider and the date on which the program commenced. For purposes of the table, the year of commencement of a program is the year a contract was signed with the original equipment manufacturer.

Commercial Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Airbus
A330/340	Upper skin panel assemblies, center spar and midrear spar, mid and outboard leading edge assembly, flap, spoiler and flap track fairing	✓	1988
A340-500/600	Upper skin panel, stringers, center spar and midrear spar, mid and outboard leading edge assemblies	✓	1998
A319/320	Upper panel/stringer assemblies		1997
Boeing
737	Doors	✓	1997
747	Fuselage panels, empennage (vertical stabilizer, horizontal stabilizer, aft body section, rudder, elevators, pressure dome), doors, floor beams, nacelle components and spare requirements	✓	1966
757 (1)	Empennage (vertical stabilizer, horizontal stabilizer), aft body section, spoilers, doors and nacelle components and spare requirements	✓	1979
767	Wing center section, horizontal stabilizer, section 48, doors, nacelle components, doors and spare requirements	✓	1980
777	Inboard flaps, spoilers and spare requirements	✓	1993
787 (2)	Aft Fuselage	✓	2004
Embraer
ERJ 170/175	Wing panels & Spars	✓	2003
ERJ 190/195	Pylon kits	✓	2003

(1)	The final aircraft under the 757 program was produced in late 2004.

(2)	We signed a Memorandum of Agreement in December 2004 with the final contract expected to be signed in 2005.

     Military Aircraft Products. For the years ended December 31, 2004, 2003 and 2002, our military aircraft programs generated net sales of $434.8 million, $510.5 million, and $427.7 million, respectively, from the production of a broad array of products for military organizations both in the United States and around the world. In the United States, we provide aerostructures for a variety of military platforms, including fighter/attack transport, surveillance, rotor and unmanned aircraft utilized by all four branches of the U.S. military. We believe we are the largest subcontractor for the Boeing C-17 Globemaster III program based on revenues. We have been a major supplier for Boeing on the C-17 Globemaster III since inception of the program in 1983. We also provide military aerostructures to Bell Helicopter, Boeing Helicopter, Sikorsky, Lockheed Martin, Northrop Grumman and the United States Government.

     The following table summarizes the major military programs that we currently have under long-term contract by customer and product, indicating in each case whether we are a sole-source provider and the date on which the program commenced. For purposes of the table, the year of commencement of a program is the year a contract was signed with the original equipment manufacturer.

Military Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Bell/Boeing V-22 Osprey	Fuselage skin panels (upper and lower main landing gear panels, sponsons, drag angles and side skins), empennage (horizontal and vertical) ramp, and ramp door ramp assemblies	✓	1993
Boeing
C-17 Globemaster III	Nacelle components (engine build up units, fan reversers and accessory doors), empennage (vertical stabilizer, horizontal stabilizer), universal aerial refueling receptacle slipway installation, control surfaces (aft rudders, inboard elevators, ailerons) and stringers, spar webs, spar caps, door jambs and ramp toes	✓	1983
F/A-18 E/F Super
Hornet (1)	Sheet metal and machine parts	✓	2000
U.S. Government
C-5 Galaxy	Flaps, slats, elevators, wing tips, panels and other parts	✓	2002
Lockheed Martin
C-130J Hercules	Empennage (horizontal and vertical)	✓	1953
F-22 Raptor	Horizontal stabilator	✓	2002
F-35 Joint Strike Fighter	Wing skins & Test Effort (static, durability and drop)	✓	2002
P-3 Orion	Spare Parts	✓	2002
Northrop Grumman (2)
E-2C Hawkeye	Bond assemblies, detail fabrication and machine parts for outer wing panels and fuselage	✓	2000
E-8C Joint STARS	Composite subassemblies and metal bond engine cowlings	✓	2000
A-10 Warthog	Fatigue test	✓	2002
EA-6B Prowler	Subassemblies and components	✓	2000
F-14 Tomcat	Detail fabrication parts and refurbish metal bond assemblies (horizontal stabilizer)	✓	2000
Global Hawk	Integrated composite wing	✓	2001
Sikorsky (3)
Black Hawk	Cabin	✓	2004

(1)	Components supplied to Northrop Grumman pursuant to subcontract.

(2)	During our previous affiliation with Northrop Grumman, we supplied similar aerostructures to Northrop Grumman on an intercompany basis.

(3)	Beginning in 2004 and continuing through 2006, we are transitioning production from Sikorsky.

     Business Jet Aircraft Products. For the years ended December 31, 2004, 2003 and 2002, our business jet aircraft programs generated $201.4 million, $181.0 million, and $187.8 million, respectively, in net sales. Our customers in this segment include the majority of the primary business jet aircraft manufacturers worldwide, including Gulfstream and Raytheon. We believe we are the largest aerostructures manufacturer to Gulfstream for their G300, G350, G400, G450, G500, and G550 models based on revenues.

     The following table summarizes the major business jet aircraft programs that we currently have under long-term contract by customer and product, indicating in each case whether we are a sole-source provider and the date on which the program commenced. For purposes of the table, the year of commencement of a program is the year a contract was signed with the original equipment manufacturer.

Business Jet Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Cessna Citation X	Upper and lower wing skin assemblies	✓	1992
Gulfstream
Gulfstream V (G500/G550)	Integrated wings	✓	1993
Gulfstream IV (G300/G350/G400/G450)	Nacelle components and wing boxes including trailing edge assembly	✓	1983
Raytheon Hawker 800	Nacelle components	✓	1981

End Markets and Customers

     Our products are sold for a broad range of end uses. We have excellent relationships with our customers due to our low-cost, high quality, on-time deliveries and we are considered a value-added partner in the planning and development of new programs. Although the majority of our customers are in the U.S., we have also established a strong and expanding base of international customers, including Airbus U.K., Airbus Deutschland, and Embraer. The significant increase in international sales in 2004 is attributable to full year sales for the programs acquired in the Aerostructures Acquisition of 2003. The following chart illustrates the split between domestic and foreign revenue:

	Year Ended		Year Ended		Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002
		Percent		Percent		Percent
		of Total		of Total		of Total
Revenue Source	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
United States	$1,020.3	84.0%	$1,131.2	93.6%	$1,195.4	99.6%
International
England	123.7	10.2%	54.4	4.5%	—	—
Other	70.7	5.8%	23.2	1.9%	5.3	0.4%

Total International	194.4	16.0%	77.6	6.4%	5.3	0.4%

Total Revenue	$1,214.7	100.0%	$1,208.8	100.0%	$1,200.7	100.0%

     We generate a large proportion of our revenues from Airbus, Boeing, and Gulfstream. Sales to Airbus, Boeing and Gulfstream were $170.2 million, $711.0 million, and $167.8 million, respectively, for the year ended December 31, 2004, $73.4 million, $876.3 million and $143.7 million, respectively, for the year ended December 31, 2003, and $0.0 million, $971.9 million and $142.7 million, respectively, for the year ended December 31, 2002.

Competitive Strengths

     Industry Leader. We are one of the largest independent manufacturers in North America and one of the largest independent providers in the world, both based on revenues, of structural assemblies for commercial, military and business jet aircraft. We draw upon more than 85 years of experience in the design, manufacture and timely delivery of complex aerostructures assemblies and related products and services, incorporating leading-edge, proprietary design, manufacturing and assembly techniques.

     Strong Customer Relationships. Our relationships with Airbus, Bell Helicopter, Boeing, Gulfstream, Lockheed Martin and Northrop Grumman extend more than 15, 10, 30, 30, 50 and 20 years, respectively. We believe we are the largest independent aerostructures manufacturer for Boeing Commercial based on revenues. In addition, we believe we are the largest U.S. aerostructures provider to Airbus, and we believe we are the largest provider of aerostructures to Gulfstream for their G300, G350, G400, G450, G500, and G550 models, both based on revenues.

     Well Positioned in the Military Aircraft Market. We serve virtually every segment of the military aircraft market, with particular strength in fixed wing transport and rotor aircraft. Currently, we provide aerostructures for more than a dozen military programs, including the Bell/Boeing V-22 Osprey tilt rotor transport and the Boeing C-17 Globemaster III. In 2004, we added a new customer, Sikorsky.

     Sole-source Supplier on Long-Term Contracts. We normally produce our products and provide our services under long-term, fixed-price contracts. The nature of these contracts, as well as the long lead times associated with building aircraft, provides us with a high degree of visibility on earnings and cash flows. We are the sole-source provider for the aerostructures manufactured under all of our contracts, except for our Airbus A319/320 contract.

     High Barriers to Entry. The dynamics of the aircraft industry make it extremely challenging for new competitors to enter the market. It is difficult and expensive for new entrants to compete for new program awards due to the substantial up-front, non-recurring investment associated with new programs, the sophisticated manufacturing capability necessary to compete in our market, and the experience-based industry knowledge we have acquired. Our established relationships with our customers, particularly Boeing and Airbus, make it less likely that an existing program could be lost to a new competitor. In addition, new entrants to the industry must have extensive certifications and approvals from customers and government regulators, such as the Defense Contract Management Agency and the Federal Aviation Administration (“FAA”).

     State-of-the-Art Manufacturing and Technological Capabilities. Our proprietary technologies and tool designs are fully integrated with our engineering designs, assuring dimensional control and detailed part fit and providing our customers with the latest technological solutions for manufacturing aerostructures. We also have the capability to build our own assembly tools, composite tools and fabrication fixtures. In addition, we are experienced in all phases of the engineering, production and quality assurance processes. Our capabilities and technological expertise allow us to manufacture and assemble aerostructures on a cost-competitive and efficient basis. In recognition of this expertise, we were named by Boeing as a “structures partner” for their 787 aircraft and are jointly developing advanced technologies for next generation aircraft.

     Experienced Management Team with Proven Track Record. Our operations are led by an executive management team with an average of over 20 years of industry and company experience. Our dedicated and experienced management team has demonstrated a commitment to generating free cash flow for debt repayment by strengthening existing customer and supplier relationships, winning new business and reducing costs. We have successfully reduced overhead, improved working capital management and implemented other initiatives to increase labor efficiencies.

Business Strategy

     Win New Business. We are highly focused on winning new military and commercial business in order to further diversify our portfolio of products and customers.

     Integrate Quality Throughout the Enterprise. We emphasize quality in the design and production of cost-competitive, fully integrated major aircraft assemblies as a support partner to the world’s leading aerospace companies.

     Increase Profitability and Productivity. We focus on lean manufacturing, enterprise focused strategic sourcing and innovation to increase profitability and productivity. We share the benefit of these improvements with our customers in order to further strengthen our strategic relationships. For example, we have a global network of suppliers focused on strategic cost reduction and manufacturing flexibility to maximize production and cost efficiency, while supporting our customers’ need for strategic work placement. Other initiatives include web-based development and information distribution systems, determinant assembly processes, first-time quality throughout the extended enterprise (including suppliers), flexible tooling and the conversion of two-dimensional to digital and three-dimensional product definition.

     Continue as a Strategic Partner to our Customers. We strengthen customer relationships and expand market opportunities by partnering with customers on their business endeavors and providing innovative approaches to aircraft systems integration. We provide prime contractors with development and support services to ensure our participation on their current and future programs while managing the risk/reward of each project and assessing the return on investment, on a case-by-case basis.

Manufacturing

     Our expertise is in designing and manufacturing large, complex aerostructures. We maintain state of the art manufacturing facilities in Dallas, Texas; Grand Prairie, Texas; Nashville, Tennessee; Hawthorne, California; Stuart, Florida; Brea, California; Everett, Washington; and Milledgeville, Georgia and we operate one of the few structural test laboratories in the world capable of full-scale carrier landing simulation. Each manufacturing location has responsibility for developing and executing specific plans to meet our commitments to our customers and to meet our profitability objectives and supporting strategies. Key capabilities and specialized equipment critical to meeting these objectives include the following:

•	Full sheet and extrusion forming and precision trim and drill capabilities

•	Specialized forming including hot and cold metal forming and age cure forming of wing skins greater than 50 feet long

•	Full machining capabilities, including machining for monolithic structures and long-bed machining on beds up to 150 feet long

•	Specialized engineering and design capabilities

•	Robotic and environmentally controlled paint facilities

•	In-house tool fabrication facilities enabling reconfigurable tooling

•	Automated fastening, riveting and high-speed machining

•	Metal and composite bonding using autoclaves up to 15x90 feet in size

•	Automated design and precision manufacturing assembly through a proprietary system adaptable to all similar digitally designed products

•	Chemical processing tanks

•	Five-axis core cutters, spar mills, skin mills, cavity mills and gantry profilers

•	Electronic measurement devices, including laser trackers, theodolite and portable coordinate measuring machines

•	Graphite composite tape laying and fiber placement machines in environmentally controlled facilities

Raw Materials, Purchased Parts and Suppliers

     The principal raw materials used in our manufacturing operations are aluminum and graphite epoxy. We also purchase engineered components including metal derivative products, such as stringers, sheet metal webs, panels and formed parts, as well as graphite composite components, tape, fabric, non-metallic and metallic honeycomb core, titanium fasteners, lock bolts and other machined parts. In addition, we also purchase assemblies and subassemblies from our network of global suppliers. Currently we have over 400 active production suppliers with sourcing from the United States, Canada, Israel, South Korea, Japan, the People’s Republic of China and Europe.

     Some raw materials and operating supplies are subject to price fluctuations caused by market dynamics. Our strategic sourcing initiatives are intended to minimize the impact of commodity price risk. We have long-term supply agreements with a number of our major suppliers. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk. We are experiencing delays in the receipt of metallic raw materials common with overall capacity constraints across the industry. Based upon market conditions and industry analysis we expect these delays to continue well into 2006 as metallic (aluminum) raw material production capability adjusts to the industry upturn, increased infrastructure demand in the People’s Republic of China, and increased aluminum usage in an ever wider range of consumer products. Although these delays have the potential to affect cost and production schedules, we do not anticipate these effects will have a material impact on cash flows or results of operations.

Research and Development and Specialized Engineering Services

     Our scientists, engineers and other personnel have capabilities and expertise in structural design, stress analysis, fatigue and damage tolerance, testing, systems engineering, factory support, product support, tool design, inspection and systems installation design. At December 31, 2004, we employed approximately 350 engineers. The costs incurred relating to independent research and development for the years ended December 31, 2004, 2003 and 2002, were $6.7 million, $5.5 million and $5.7 million, respectively.

Intellectual Property

     We have a number of patents related to our processes and products. While in the aggregate our patents are of material importance to our business, we believe no single patent or group of patents is of material importance to our business as a whole. We also rely on trade secrets, confidentiality agreements, unpatented know-how and creative product development and continuing technological advancement to maintain our competitive position.

Competition

     In the production and sale of aerospace structural assemblies, we compete with numerous U.S. and international companies on a worldwide basis. Our primary competition comes from internal work completed by the operating units of original equipment manufacturers including Airbus, Boeing, Gulfstream, Lockheed Martin, Northrop Grumman, Sikorsky and Raytheon. These original equipment manufacturers may choose not to outsource production due to, among other things, their own direct labor and other overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when original equipment manufacturers decide whether to produce a part in-house or to outsource. The prime manufacturers typically choose to outsource for the following reasons: (i) lower cost; (ii) the prime manufacturers’ capacity limitations; (iii) our engineering and design capabilities; (iv) reduced investment; and (v) risk sharing.

     We also face competition from independent aerostructures suppliers in the U.S. and overseas. Our ability to compete for large structural assembly contracts depends upon: (i) our underlying cost structure; (ii) the readiness and availability of our facilities, equipment and personnel to undertake the programs; (iii) our engineering and design capabilities; and (iv) our ability to manufacture both metal and composite structures.

Employees

     As of December 31, 2004, we employed approximately 6,300 people, of whom approximately 2,900 are represented by four separate unions. Local 848 of the United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 57% of the employees located in Dallas, Texas, or approximately 2,100 employees. This union contract is in effect through September 30, 2007. The International Association of Machinists and Aerospace Workers represents approximately 70% of the employees located in Nashville, Tennessee, or approximately 730 employees. This union contract is in effect through September 27, 2008. Local 20 of the International Brotherhood of Electrical Workers represents approximately 55 employees. This union contract is in effect through April 6, 2008. Local 263 of the Security, Police and Fire Professionals of America, (formerly United Plant Guard Workers of America), represents approximately 30 employees. This union contract is in effect through October 2, 2005.

     From time to time, unions have sought and may seek to organize at some of our facilities. We cannot predict the impact of any unionization of our workforce. We have not suffered an interruption of business as a result of a labor dispute since 1989, at the Nashville facility. We believe we have constructive working relationships with our unions and have been successful in negotiating collective bargaining agreements.

Backlog

     We calculate backlog using a method that results in a number that is substantially less than the estimated aggregate dollar value of our contracts. Using our measure of backlog, we estimate that at December 31, 2004, our funded backlog was approximately $1.7 billion. Our backlog may fluctuate at any given time depending on whether we have received significant new firm orders, funded orders or authorizations to proceed immediately before the date of measurement. For example, our military funded orders or authorizations to proceed generally are awarded when the Department of Defense budget for the relevant year has been approved, resulting in a significant increase in backlog at that time.

     The following factors should be considered when evaluating our backlog. For our commercial and business jet aircraft programs, changes in the economic environment and the financial condition of airlines may cause our aerospace manufacturing customers to reschedule or delay firm orders, which would adversely affect our backlog. For our military aircraft programs, the Department of Defense and other government agencies, have the right to terminate both our contracts and/or our customers’ contracts either for default or, if the government deems it to be in its best interest, for convenience.

Environmental Matters

     Our manufacturing operations are subject to various federal, state and local environmental laws and regulations, including those related to pollution, air emissions and the protection of human health and the environment. We routinely assess compliance and continuously monitor our obligations with respect to these requirements. Based upon these assessments and other available information, we believe that our manufacturing facilities are in substantial compliance with all applicable existing federal, state and local environmental laws and regulations and we do not expect environmental costs to have a material adverse effect on us. The operation of manufacturing plants entails risk in these areas and there can be no assurance that we will not incur material costs or liabilities in the future that could adversely affect us. For example, such costs or liabilities could arise due to changes in the existing law or its interpretations, or newly discovered contamination.

     Under federal and state environmental laws, owners and operators of contaminated properties can be held responsible for up to 100% of the costs to remediate such contamination, regardless of whether they caused such contamination. Our facilities have been previously owned and operated by other entities and remediation is currently taking place at several facilities in connection with contamination that occurred prior to our ownership. In particular, we acquired several of our facilities from Northrop Grumman in July of 2000, including the Hawthorne, California facility, the Stuart, Florida facility, the Milledgeville and Perry, Georgia facilities and two Dallas, Texas facilities. Of those facilities, remediation projects are underway in Hawthorne, Stuart, Milledgeville and Dallas. Under our asset purchase agreement with Northrop Grumman, we obtained from Northrop Grumman an indemnity relating to contamination at all sites occurring prior to our ownership (so-called “pre-closing liabilities”). The indemnity effectively caps our exposure to such cleanup liabilities at $12 million, with Northrop Grumman assuming responsibility for all such costs in excess of $12 million. In accordance with the terms of the environmental indemnity, Northrop Grumman is managing all environmental remedial projects at the various sites, except with respect to most of the remediation activities now underway at the Dallas facility. The Dallas facility is a Naval Weapons Industrial Reserve Plant, which the Navy leases to us. The Navy manages and finances most of the remediation activities at this site (although Northrop Grumman has managed other remediation activities at the site). Should the Navy cease to finance and perform remediation activities at the Dallas site, we would look to Northrop Grumman to manage those activities in accordance with its indemnity obligations. Although we have no reason to believe that Northrop Grumman will not satisfy its indemnity obligations, if Northrop Grumman failed to do so, we could be exposed to environmental cleanup liabilities that could be material. As of December 31, 2004, our balance sheet included an accrued liability of $5.8 million for accrued environmental liabilities.

     The Nashville, Tennessee facility was acquired from Textron Inc. in 1996. In connection with that acquisition, Textron agreed to indemnify up to $60 million against any pre-closing environmental liabilities with regard to claims made within ten years of the date on which the facility was acquired, including with respect to a solid waste landfill located onsite that was closed pursuant to a plan approved by the Tennessee Division of Solid Waste Management. While there are no pending environmental claims relating to the Nashville facility, there is no assurance that environmental claims will not arise after the expiration of the Textron indemnity in 2006, or that Textron will satisfy its indemnity obligations with respect to any environmental claims that are made before the indemnity expires.

Regulatory Conditions

     The commercial and business jet aerospace industries are highly regulated in the United States by the FAA. As producers of major aerostructures for commercial and business jet aircraft, our production activities are currently performed under the auspices of the applicable FAA production certificates held by the prime manufacturers. We are approved by the FAA to build aerostructures under the prime manufacturers’ programs. In addition, we are certified by the FAA in Stuart, Florida and Milledgeville, Georgia to repair and overhaul damaged parts for delivery and re-installation on commercial and business jet aircraft. In addition, we are certified by Boeing, General Dynamics, Lockheed Martin, Northrop Grumman, Pratt & Whitney and Raytheon. FAA and prime manufacturer certification is a significant barrier to entry for potential new competitors.

     The military aerospace industry is highly regulated by the U.S. Department of Defense. The Defense Contract Management Agency has certified us to provide products to the U.S. military. We are subject to review by the Defense Contract Management Agency whether we contract directly with the U.S. Government or if we provide aerostructures to a prime contractor that contracts directly with the U.S. Government. The U.S. Government contracts held by the Company and our customers are subject to unique procurement and administrative rules based on both laws and regulations. U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or default by the contractor. In addition, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a yearly basis, even though contract performance may take many years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future years.

     In addition, use of foreign suppliers and sale to foreign customers, such as Airbus, and foreign governments may subject us to the requirements of the U.S. Export Administration Regulations and the International Trafficking in Arms Regulations.

Additional Information

     Our principal executive offices are located at 9314 West Jefferson Boulevard M/S 2-01, Dallas, TX 75211. Our telephone number is (972) 946-2011.

     Our SEC filings are available to the public at the SEC’s web site at http://www.sec.gov.

Item 2. Properties

     Our corporate offices and principal corporate support activities are located in Dallas, Texas. We own and lease manufacturing facilities located throughout the United States. We currently have manufacturing facilities in Texas, California, Tennessee, Georgia, Washington and Florida. General information about our principal manufacturing facilities is presented in the chart below.

Site	Square Footage	Ownership	Functions
Dallas, TX

Jefferson Street	28,878	Owned	High speed wind tunnel.

Jefferson Street	4,927,292	Leased	Vought Headquarters; design capabilities; test labs; fabrication of parts and structures; assembly and production of the Gulfstream V wing, C-17 Globemaster III horizontal and vertical tail sections, V-22 fuselage and empennage, and Black Hawk cabin.

Grand Prairie, TX

Marshall Street	804,456	Leased	Manufacturing of empennage assemblies, doors, skin polishing, automated fastening.

Marshall Street (M70)	335,292	Owned	Warehouse

Hawthorne, CA (1)	2,601,086	Owned	Production of the Boeing 747 fuselage panels and main deck cargo doors; reconfigurable tooling, precision assembly and automated fastening.

Torrance, CA	84,654	Leased	Fuselage panel processing facility.

Nashville, TN (1)	2,170,497	Owned	Design capabilities; Airbus and Gulfstream IV wing manufacturing and assembly facilities.

Stuart, FL (1)	519,690	Leased	Manufacturing of composite and metal aircraft assemblies and manufacturing of commercial aircraft doors.

Brea, CA	90,000	Leased	Manufacturing of wing skins, fuselage panels, bulkheads, floor beams, spars, stringers, landing gear and subassemblies.

Everett, WA	153,000	Leased	Machining of aluminum, stainless steel, titanium and magnesium.

Milledgeville, GA	566,168	Owned	Composite fabrication and component assembly.

Charleston, SC (2)	340,000	Owned	Fabrication of the 787 aircraft.

(1)	The consolidation plan includes closing the Nashville and Stuart sites and reducing the size of the Hawthorne site.

(2)	This site is currently being constructed on leased property.

Item 3. Legal Proceedings

     In the normal course of business, we are party to various lawsuits, legal proceedings and claims arising out of our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s common stock is not publicly traded.

Item 6. Selected Financial Data

     The following selected consolidated financial data are derived from our consolidated financial statements included elsewhere in this annual report. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and their related notes included elsewhere in this annual report. The historical results presented are not necessarily indicative of future results.

					Period from
					Inception
					(July 24, 2000) to
	Year Ended December 31,				December 31,
	2004	2003 (6)	2002	2001	2000
			($ in millions)
Statement of Operations:

Net sales	$1,214.7	$1,208.8	$1,200.7	$1,422.0	$578.3
Cost of sales	1,027.5	1,012.3	1,051.9	1,198.1	459.7
Selling, general & administrative expenses	273.6	234.6	186.8	206.4	90.9
Intangible impairment charge	26.0	—	5.9	2.0	—

Operating income (loss)	(112.4)	(38.1)	(43.9)	15.5	27.7
Interest expense, net(1)	42.8	30.0	35.8	71.1	33.6

Loss before income taxes and cumulative effect of a change in accounting principle	(155.2)	(68.1)	(79.7)	(55.6)	(5.9)
Income taxes	0.2	(2.3)	—	—	—

Loss before the cumulative effect of a change in accounting principle	(155.0)	(70.4)	(79.7)	(55.6)	(5.9)
Cumulative effect of a change in accounting principle (2)	—	—	—	(7.8)	—

Net loss (3)(5)	$(155.0)	$(70.4)	$(79.7)	$(63.4)	$(5.9)

Other Financial Data:
Cash flow provided by (used in) operating activities	$(25.8)	$98.8	$166.8	$182.3	$67.1
Cash flow used in investing activities	(69.6)	(217.8)	(20.8)	(35.4)	(693.7)
Cash flow provided by (used in) financing activities	117.9	156.8	(109.3)	(141.0)	652.6
Capital expenditures	69.6	34.6	21.1	35.9	12.1
Consolidated Balance Sheet Data:
Cash and cash equivalents	$128.9	$106.4	$68.6	$31.9	$26.0
Accounts receivable, net	123.2	114.5	86.7	139.8	113.2
Inventories	279.3	197.3	202.7	318.6	455.5
Property, plant and equipment, net	407.7	414.1	334.7	366.5	380.2
Total assets	1,589.0	1,499.7	873.3	1,316.0	1,486.7
Total debt(4)	697.9	570.4	395.6	505.0	670.0
Stockholders’ equity (deficit)	(554.5)	(322.9)	(502.9)	20.9	132.5

(1)	Interest expense, net includes the gain or loss on interest rate swaps.

(2)	Had the Company adopted SFAS 133 effective July 24, 2000, net loss reported for the period of inception (July 24, 2000) through December 31, 2000 would have increased $7.8 million to a total net loss of $(13.7) million.

(3)	Net (loss) is calculated before other comprehensive income (losses) relating to minimum pension liability adjustments of $(78.6) million, $13.1 million, $(444.2) million, $(49.4) million and $(35.1) million in 2004, 2003, 2002, 2001, and 2000, respectively.

(4)	Total debt as of December 31, 2004 and 2003 includes $2.9 million and $4.5 million, respectively, of capitalized leases.

(5)	Had the Company adopted SFAS 142 effective July 24, 2000, net loss reported for the period of inception (July 24, 2000) through December 31, 2000 would have decreased $4.8 million and the net loss for the period ended December 31, 2001 would have decreased by $9.7 million.

(6)	Includes Aerostructures’ results of operations from July 2, 2003, the date of acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     Vought’s discussion and analysis of its financial position and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Although Vought evaluates its estimates, which are based on the most current and best available information and on various other assumptions that are believed to be reasonable under the circumstances, on an ongoing basis, actual results may differ from these estimates under different assumptions or conditions. Vought believes the following items are the critical accounting policies and more significant estimates and assumptions used in the preparation of its financial statements. These accounting policies conform to the accounting policies contained in the consolidated financial statements of Vought included in this annual report.

     Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and, in particular, estimates of contract costs and revenues used in the earnings recognition process. The Company has recorded all estimated contract losses. Actual results could differ from those estimates.

     Revenue and Profit Recognition. The majority of our sales are made pursuant to written contractual arrangements or “contracts” to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed price contracts. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (SOP 81-1) and sales and profits on contracts are recognized using percentage-of-completion methods of accounting. Sales and profits are recognized on production contracts as units are delivered and accepted by the customer (the “units-of-delivery” method). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. Revenues for claims and unapproved change orders, which were less than $5 million for each of 2004, 2003 and 2002, are included in contract analyses as costs related to the claim are incurred. Additionally, some contracts contain provisions for revenue sharing, price re-determination or cost and or performance incentives. Such amounts or incentives are included in sales when the amounts can be reliably estimated and their realization is reasonably assured. The impact of revisions in profit estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (“forward losses”) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities. Revisions in contract estimates, if significant, can materially affect Vought’s results of operations and cash flows, as well as Vought’s valuation of inventory. Furthermore, certain contracts are combined or segmented in accordance with SOP 81-1 for revenue recognition.

     Accounting for the sales and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the total contract value and the estimated total cost at completion, which includes direct production cost (material and labor), manufacturing and engineering overhead, product tooling cost and certain allowable general and administrative expenses. Under the units-of-delivery percentage of completion method, sales on a contract are recorded as the units are delivered during the period at an amount equal to the contractual selling price of those units. The profit recorded on a contract under the units-of-delivery method is equal to the estimated total profit margin for the contract stated as a percentage of contract revenue multiplied by the sales recorded on the contract during the period. Adjustments to original estimates for a contract’s revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity the more relative overhead that contract will absorb.

     Although fixed-price contracts, which extend several years into the future, generally permit the Company to keep unexpected profits if costs are less than projected, the Company also bears the risk that increased or unexpected costs may reduce the Company’s profit or cause the Company to sustain losses on the contract. In a fixed-price contract, the Company must fully absorb cost overruns, not withstanding the difficulty of estimating all of the costs it will incur in performing these contracts and in projecting the ultimate level of sales that may otherwise be achieved. The Company’s failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed price contract may reduce the profitability of a fixed price contract or cause a loss. The Company believes they have recorded adequate provisions in the financial statements for losses on fixed-price contracts, but the Company cannot be certain that the contract loss provisions will be adequate to cover all actual future losses.

     Accounts Receivable. Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. Unbilled amounts are usually billed and collected within one year. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses as deemed appropriate as based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations, we cannot guarantee that we will continue to experience the same credit loss rates in the future.

     Inventories. Inventoried costs primarily relate to work in process under fixed-price contracts, and represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, manufacturing and engineering overhead, production tooling costs, and particular general and administration expenses that are allowed under government contracts.

     In accordance with industry practice, inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year; therefore, a portion thereof will not be realized within one year.

     The excess of production costs of delivered items over the estimated average costs is carried in inventory under the learning curve concept. Under this concept, production costs per unit are expected to decrease over time due to efficiencies arising from continuous improvement in the performance of repetitive tasks.

     Impairment of Long-Lived Assets and Identifiable Intangible Assets. The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations where the undiscounted projected cash flows are less than the carrying amounts of those assets, impairment loss on a long-lived asset or identifiable intangible asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value, generally determined based upon discounted projected cash flows. For assets held for sale, impairment losses are recognized based upon the excess of carrying value over the estimated fair value of the assets, less estimated selling costs. During fiscal 2004, the Company recognized an intangible asset impairment charge of $26.0 million (net of amortization) to write down the estimated value of identified contract intangible assets as a result of reduced cash flow on the contracts. A significant change in events, circumstances or future cash flows could result in further impairment of long-lived assets, including identifiable intangible assets.

          Impairment of Goodwill. Effective January 1, 2002, we adopted SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” This Statement changed the accounting for goodwill from an amortization approach to an impairment only approach. Pursuant to SFAS 142, goodwill must be tested for impairment annually at the same time every year, and in between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. We estimated the fair value of the Company using primarily a discounted cash flow analysis based on delivery forecasts using customer guidance, current backlog and reports from aerospace analysts and projected operating results and then applying an appropriate discount rate. Additionally, the Company uses a market multiple approach and a corporate transaction approach to support the results of the discounted cash flow analysis. The fair value of the Company was determined to be in excess of its carrying value, therefore there was no indicator of goodwill impairment. Using the SFAS 142 approach described above, there was no impairment to goodwill as of December 31, 2004 or December 31, 2003. A significant change in cash flows or cost of capital in the future could result in an impairment of goodwill.

          Stock-Based Compensation. Vought grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method. Some stock-based arrangements at Vought, including non-recourse notes issued to officers for stock purchases and deferred compensation liabilities for Vought’s rabbi trust, require recognition of stock-based compensation expense when the fair value of Vought’s common stock increases. As Vought’s common stock is not traded on a public stock exchange, Vought’s Board of Directors estimates the fair value of the common stock for purposes of granting stock options or recognizing stock-based compensation expense. A 10% increase or decrease in the Company’s stock value would require a corresponding stock compensation gain or loss related to non-recourse notes and Vought’s rabbi trust of $1.3 million and $(1.3) million, respectively.

          Warranty Reserves. A reserve has been established to provide for the estimated future cost of warranties on the Company’s delivered products. Management periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of the Company’s historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The assumptions made in determining the warranty reserves could differ from actual performance resulting in a different outcome. If the actual performance differs by 10%, the result would be an approximate increase or decrease of $1.0 million to the warranty reserve.

          Income Taxes. Income taxes are accounted for using the liability method. Deferred income taxes are determined based upon the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Due to the uncertain nature of the ultimate realization of the deferred tax assets, the Company has established a valuation allowance against its net deferred tax asset of $426.1 million and will recognize benefits only as reassessment demonstrates they are more likely than not to be realized. The valuation allowance has been recorded in income and equity (for items of comprehensive loss) as appropriate.

          Pensions and Other Post Retirement Benefits. Pension expense is based on information provided by outside actuarial firms that use assumptions to estimate the total benefits ultimately payable to participants and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The pension plans are valued annually on December 31. The projected unit credit method is utilized in recognizing the pension liabilities. Pension assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries, as of the annual measurement date.

          The assumed discount rate utilized is determined as of the measurement date based upon on a review of interest rates associated with long-term high quality corporate bonds. The discount rate is utilized principally in calculating the Company’s pension obligation, which is represented by the Projected Benefit Obligation (PBO) in calculating net pension expense. At December 31, 2004, 2003 and 2002, the discount rate was 5.75%, 6.25% and 6.75%, respectively. The effect of lowering the discount rate increased the PBO in fiscal 2004 and 2003 by $ 104.1 million and $78.3 million, respectively.

          The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO. It is the Company’s policy to invest approximately 37% to 73% of the pension fund assets in equity securities, 28% to 32% in fixed income securities, 4% to 6% in real estate funds, 4% to 12% in private equity funds and 1% to 4% in other assets. This expected average long-term rate of return on assets is based principally on the counsel of the Company’s outside investment advisors. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs with the assumed rate, that year’s annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining service period of active plan participants expected to receive benefits.

          The assumed average rate of compensation represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% and is utilized principally in calculating the PBO and annual pension expense.

          In addition to the Pension, the Company provides certain healthcare and life insurance benefits for eligible retired employees, the benefits are unfunded as of December 31, 2004. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve the Company’s right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. In 2004, some future retirees affected by the facility consolidation received benefit and cost-sharing improvements. In 2003, the Company adopted changes to the plans for certain non-represented employees that increased the retiree cost-sharing provisions of the plan for some current retirees and for certain future retirees. In 2002, the Company adopted certain benefit changes for some of its current and future retiree groups. Premiums charged to retirees for medical coverage are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, managed care providers, coordination of benefits with other plans, and a Medicare carve-out. At December 31, 2004, 2003 and 2002, the discount rate used to determine these healthcare and insurance benefits was 5.75%, 6.25% and 6.75%, respectively. The effect of lowering the discount rate was an increase to post employment benefits of $30.2 million and $18.3 million during fiscal 2004 and 2003, respectively.

General Business Issues

          While we have long-term contracts for most of our programs, we generally build our inventory and deliver products pursuant to separate purchase orders under those contracts. We measure backlog for commercial and business jet programs as firm orders, and backlog for military programs as funded orders or authorizations to proceed, in each case for products that have not yet been shipped to our customer. In addition to our backlog, our contracts provide for additional units for which we have not yet received a firm order, a funded order or an authorization to proceed. Our measure of backlog produces a number that is significantly lower than the estimated aggregate dollar value of our contracts because this measure excludes (i) commercial orders that are not firm, (ii) military orders that are not funded or authorized and (iii) commercial and military units under contract for which we have not yet received orders. Using our measure of backlog, we estimate that as of December 31, 2004, our backlog was approximately $1.7 billion. Our backlog may fluctuate at any time depending on new firm orders, funded orders or authorizations to proceed that are received, as well as orders that are shipped, immediately before the date of measurement.

          On February 26, 2004 we announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. We received a $35 million grant from the Texas Enterprise Fund in April 2004 and are in the process of working with the Texas General Land Office and several other state and local agencies to help us accomplish the consolidation. By accepting this grant, the Company is obligated to add 3,000 jobs in Texas over the next 6 years with a prorated penalty (based on any shortfall in our ability to maintain a total of 6,000 jobs in Texas with the total penalty amount not to exceed the amount of the grant) assessed beginning in 2010 if that goal is not reached. We are in the process of renovating and modernizing the Dallas facilities and will complete production at the Nashville and Stuart sites and reduce the size of the Hawthorne site. When completed, this project will reduce our occupied square feet by more than three million square feet, reduce maintenance expenses and increase productivity. As part of this plan, the Company is incurring charges for Nashville and Stuart employee termination benefits and relocation costs, certain pension costs, consolidation of excess facilities and various other closure costs. The final planned completion dates of closing the Stuart and Nashville facilities are December 31, 2005 and December 31, 2006, respectively. Based upon the Company’s restructuring plan, the Company currently estimates that the benefit to operating earnings and cash flows, annually, will potentially be $50.0 million, following the substantial completion of such project. However, due to the scale and nature of estimates involved with consolidation of facilities of this size, there can be no assurance that the benefit will be realized in full or that unanticipated additional costs will not outweigh the benefits of the project.

          As a result of the pending closure of the Stuart and Nashville facilities, the Company offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,300 employees at these facilities. The Company has recorded a liability in the amount of $5.3 million associated with the severance termination benefits of which $0.3 million has been paid as of December 31, 2004. Additionally, the Company estimates total costs of approximately $2.8 million associated with the non-union employee retention termination benefits and is recognizing this liability ratably over the employees’ retention period. At December 31, 2004, a liability for the retention termination benefits has been recorded in the amount of approximately $1.1 million.

          As part of the restructuring plan, the Company negotiated termination benefit agreements with union employees at the Nashville location. As a result of the union negotiations, certain retention termination benefits were agreed to which are estimated to be approximately $4.7 million. In April 2004, the Company began recognizing this liability ratably over the employee retention period. A liability for retention termination benefits for union employees has been recorded in the amount of approximately $1.3 million of which $0.1 million has been paid as of December 31, 2004.

          See Note 13 to the Company’s consolidated financial statements Pension and Other Post-Retirement Benefits for further discussion of the effects of the restructuring on the pension and other post-employment benefits at the Nashville and Stuart facilities.

          Approximately 425 out of the 1,300 employees at these locations have elected to relocate to Dallas. The Company currently estimates that the relocation costs associated with these transfers will be approximately $11.0 million and will be recognized as incurred over 34 months. During 2004, the Company incurred approximately $1.6 million of the relocation expense.

          Since the announcement for the closures of the Stuart and Nashville facilities, the Company has been evaluating the fixed assets associated with these facilities and developing a plan for moving these assets to Dallas or for selling or abandoning the assets once the facilities are vacated. For the Nashville facility, the Company has performed an initial assessment of the recoverability for those assets that will not be moved and has determined that, at present, no impairment has taken place. Nonetheless, an impairment charge for these assets could be necessary in future periods. Related to the shutdown of the Nashville facility, the Company has accelerated depreciation over the remaining periods of those assets that will not be transferred to Dallas. The Company estimates that approximately $21.6 million of depreciation will be accelerated over the remaining life of these assets so that they will be fully depreciated by the end of fiscal 2006 when production has ceased at this facility. As of December 31, 2004, the Company has recognized accelerated depreciation for these assets of $15.9 million. Substantially all of the fixed assets from the Stuart facility are expected to be moved and utilized after the plant closes. The Company is in the process of evaluating the lease for the Stuart facility and a potential buyout of the remaining lease term after the facility has been exited. If an agreement is reached, the Company will record any liability associated with the buyout at the time an agreement is reached and the liability becomes measurable. The Company currently has $1.5 million in net book value of leasehold improvements at Stuart. As a result of the closure, the Company has accelerated the depreciation on these items so they will be fully depreciated by the end of 2005. The increased depreciation for these assets was $1.3 million during 2004.

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

          The restructuring and other related charges are or will be recorded to contract costs. In accordance with SOP 81-1, the total additional costs associated with the planned facility closures for relocation, termination and retention benefits, and pension and other post-employment benefits (“OPEB”) were considered in the Company’s estimated costs at completion for contracts at each site. As a result of including the estimated restructuring costs in each facility’s contracts, the Company recorded a charge to cost of sales in the amount of $53.9 million for the twelve months ended December 31, 2004, which is reflective of increased forward losses as a result of these costs at the Stuart and Dallas facilities and reduced profit margins or increased forward losses on contracts in process at the Nashville facility.

          Vought has reached a preliminary agreement with the State of South Carolina to develop a new manufacturing site in Charleston, South Carolina for manufacturing and assembly work for the Boeing 787 Dreamliner commercial aircraft program. In connection with that program, Vought is in the process of finalizing a joint venture with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA, called Global Aeronautica, LLC. Vought and Alenia will each have a 50% stake in the joint venture, which will combine the two companies’ respective 787 program fuselage products to deliver an integrated product to Boeing. Vought will be the sole-source supplier of the aft fuselage for Boeing’s 787 program under a contract that currently is under negotiation, but is expected to represent approximately $5 billion in total contract value through 2021.

Financial Business Trends

          The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The commercial airline industry continues to suffer from the effects of an economic downturn that began in 2000, and most recently by rapidly increasing fuel costs. As commercial airline companies delay or cancel new aircraft orders, aircraft manufacturers and their suppliers have experienced reduced delivery rates. For example, Boeing delivered 381 aircraft in 2002, down approximately 28% from 527 aircraft in 2001, and Boeing’s deliveries in 2003 were further reduced by approximately 26% to 281 aircraft. Boeing’s deliveries were up slightly in 2004 to 285. Airbus, which delivered 303 aircraft in 2002, delivered 305 aircraft in 2003 and 320 aircraft in 2004. In addition, Boeing has announced its decision to end production of the 757 program, and the final aircraft was produced in late 2004. The backlog and demand for the Boeing 747 and 767 programs has also declined in recent years. We cannot make assurances that the commercial airlines will order additional aircraft in the future in sufficient quantities to justify continued production of these models.

          Lower production rates have caused us to record significant forward losses against our commercial programs. As required by generally accepted accounting principles, Vought immediately accrues forward loss provisions when a loss is reasonably determinable. The estimated loss may arise based on a reduction in delivery rates or on other changes in production that increase estimated future costs. Moreover, changes in production rates on a given program can impact the overhead absorption of other programs, effectively reallocating fixed overhead costs among programs and over remaining deliverables under the contract. Subsequent revisions in forward loss estimates are recorded in the period in which the revised losses become evident and the resulting increase or decrease is reflected in net income. The impact of revisions in loss estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made.

          The market for business jets was also impacted by the economic downturn discussed above. In this area of the business, we believe demand appears to be increasing in 2005.

          In contrast, our sales associated with military aircraft continue to trend upwards in line with recent increases in U.S. military spending and the company’s emphasis on developing its military product lines. The Department of Defense budget for fiscal year 2005 supports this trend. In 2004, Vought was selected by Sikorsky to provide the entire cabin structure for the Black Hawk helicopter. With a potential value of $1.3 billion, the contract covers 1,100 shipsets of structure over the next 15 years. In 2001 and 2002, Vought was awarded contracts to build the F-22 Raptor horizontal stabilator, Global Hawk enhanced wing, C-5 Galaxy flight control surfaces, F-35 Joint Strike Fighter lower wing skins and also signed an agreement to provide 60 additional empennage sets, nacelle components and refueling receptacles for the C-17 Globemaster III. In negotiating the follow-on contract for the C-17 Globemaster III program, we agreed to a lower price per ship set in order to obtain a long-term multi-year contract with more favorable terms and conditions. Accordingly, our revenues on the C-17 Globemaster III program in 2004 reflected the new terms and pricing which impacted our total net sales. In the first quarter of 2003, Aerostructures signed a contract extension to provide an additional 62 empennages for the C-130J.

          We are aggressively pursuing additional new business opportunities in the near term, particularly in military aircraft programs, which have the potential to further add to the long-term contracts of the company.

Results of Operations

	Year Ended December	Percentage Change	Year Ended December	Percentage Change	Year Ended December
	31, 2004	to Prior Year	31, 2003	to Prior Year	31, 2002
			($ in millions)
Net sales:
Commercial	$578.5	12%	$517.3	(12)%	$585.2
Military	434.8	(15)%	510.5	19%	427.7
Business Jets	201.4	11%	181.0	(3)%	187.8

Total net sales	$1,214.7	1%	$1,208.8	1%	$1,200.7
Costs and expenses:
Cost of sales	1,027.5	2%	1,012.3	(4)%	1,051.9
Selling, general and administrative	273.6	17%	234.6	26%	186.8
Intangible impairment charge	26.0		—		5.9

Total costs and expenses	$1,327.1	6%	$1,246.9	—%	$1,244.6
Operating loss	(112.4)	(195)%	(38.1)	13%	(43.9)
Interest expense, net	42.8	43%	30.0	(16)%	35.8
Provision for income taxes	0.2		(2.3)		—

Net loss	$(155.0)	(120)%	$(70.4)	12%	$(79.7)

Total funded backlog	$1,658.2	(10)%	$1,843.3	1%	$1,817.1

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

          Net Sales. Net sales for the year ended December 31, 2004 were $1,214.7 million, an increase of $5.9 million or less than 1% compared with net sales of $1,208.8 million for the prior year. On July 2, 2003, the Company completed the acquisition of Aerostructures. As such, the comparative period for 2003 includes only six months of sales activity for programs acquired from Aerostructures. When comparing the current and prior year:

•	Commercial net sales were up $61.2 million or 12% in 2004 as a result of an additional six months of sales on the Airbus and other commercial programs obtained in the Aerostructures Acquisition totaling $86.1 million. This increase was partially offset by decreased deliveries on the Boeing 747, 757, 767, and 777 programs of $55.6 million. The lower delivery rates on these programs were due to the cancellation of the 757 program and slow recovery in the commercial airline industry which has caused commercial airlines to order fewer airplanes from Boeing which in turn has decreased Boeing’s demand for our products. Management believes, based upon current contractual delivery schedules provided by customers, that Airbus and Boeing deliveries will continue to trend upwards through 2005.

•	Military net sales decreased approximately $75.7 million or 15% in 2004 due to lower selling prices for the C-17 program and the completion of a detail parts contract with Northrop Grumman. This decrease in pricing was partially offset by an additional six months of sales in 2004 from the contracts acquired from Aerostructures totaling $23.5 million. Management believes, based upon current contractual delivery schedules provided by customers and pending new business proposals, that sales will trend upward for 2005.

•	Business Jet net sales increased approximately $20.4 million or 11% due primarily to an additional six months of sales totaling $17.3 million and an increase of $5.5 million from contracts obtained in the Aerostructures Acquisition. Management believes, based upon current contractual delivery schedules provided by customers, that sales will continue to trend upwards into 2005.

          Cost of Sales. Cost of sales for the year ended December 31, 2004 was $1,027.5 million, an increase of $15.2 million compared with cost of sales of $1,012.3 million for 2003. The slight increase in cost of sales was caused primarily by restructuring and facility consolidation charges of $94.6, partially offset by improved program margins of $72.8 million. The improved program margins resulted primarily from benefits obtained from the Company’s cost reduction programs.

          Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2004 were $273.6 million, an increase of $39.0 million compared with selling, general and administrative expenses of $234.6 million for the prior year. The increase was primarily due to $23.2 million of expenses incurred as part of our investment in the 787 program, increased retiree fringe benefits of $6.0 million and slightly higher expenses due to six months of additional expenses in 2004 from the Aerostructures facilities, partially offset by lower stock compensation expense of $11.1 million in 2004.

          Operating loss. Operating loss for the year ended December 31, 2004 was ($112.4) million, compared to an operating loss of ($38.1) million for the same period in the prior year. The increase in loss of ($74.3) million is primarily due to the restructuring and facility consolidation charges of $94.6 million during 2004, $23.2 million of costs incurred related to our investment in the Boeing 787 program, lower margin on the C-17 program due to lower prices on the current contract, and the fourth quarter 2004 impairment charge related to intangible assets of $26.0, partially offset by the improved program margins resulted primarily from benefits obtained from the Company’s cost reduction programs.

          Interest expense, net. Interest expense, net for the year ended December 31, 2004 was $42.8 million, an increase of $12.8 million or 43% compared with $30.0 million for the prior year. Interest expense, net increased primarily due to interest rate swap gains of $10.3 million included in fiscal 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

          Net Sales. Net sales for the year ended December 31, 2003 were $1,208.8 million, an increase of $8.1 million or less than 1% compared with net sales of $1,200.7 million for the prior year. When comparing the current and prior year:

•	Commercial net sales were down 12% in 2003 as a result of lower deliveries on the Boeing 747, 757, 767, and 777 programs, partially offset by revenue from Airbus programs obtained in the Aerostructures Acquisition. The lower delivery rates on these programs were due to the continuing excess capacity in the commercial airline industry which caused commercial airlines to order fewer airplanes from Boeing which in turn decreased Boeing’s demand for our products.

•	Military net sales were up 19% in 2003 due to increased deliveries on the Boeing C-17, and the C-130 as well as additional V-22 work obtained in the Aerostructures transaction.

•	Business jets net sales decreased by 3% in 2003 due to a reduced demand for business jets and therefore reduced sales of our product. The reduction in demand for business jets was a result of the continued general economic downturn that began in 2000 and the intensification of that downturn as a result of the terrorist attacks of September 11, 2001, which led business jet customers to defer orders and reduce spending.

          Cost of Sales. Cost of sales was down 4% in 2003 due to lower production rates on Boeing commercial programs, partially offset by cost of sales from programs acquired with Aerostructures and a $4.4 million charge due to Boeing’s decision to end production of the 757 program. Forward losses, also included in cost of sales, were significant in 2003.

          Forward losses are recorded when the total estimated contract or purchase order cost exceeds the contract or purchase order value (see ‘Critical accounting policies’ and other discussions herein). Our commercial Boeing contracts require investment in capital equipment and manufacturing facilities, which results in higher annual fixed costs. Production rates on the Boeing commercial programs declined 25% during 2003. Non-cash forward losses of $87.3 million were recorded in fiscal 2003 compared to $73.2 million recorded in fiscal 2002. The total contract costs estimated in 2003 reflected the impact of significantly higher program costs due to the cancellation of the Boeing 757 program, the extended delay of the Boeing 767 Tanker program and further deterioration of production rates on the 747 and 767 programs.

          Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2003 were up 26% compared with the prior year. The increase was primarily due to the Aerostructures Acquisition (including higher intangible amortization), which increased selling, general and administrative expenses by $20.3 million, a 2003 non-cash stock compensation charge of $11.1 million, higher retiree healthcare expenses of $7.8 million and higher disallowed costs on government contracts of $3.6 million. The non-cash stock compensation charge reflects the impact of an estimated increase in the fair value of Vought’s common stock from $10.00 per share at December 31, 2002 to $32.33 per share during fiscal 2003, related to non-recourse notes previously issued to officers for stock purchases, increased deferred compensation liability for Vought’s rabbi trust and the modification of stock options in connection with executive retirements. As a percentage of net sales, selling, general and administrative expenses increased to 19% from 16% in 2002.

          The combined effect of the changes to net sales, cost of sales and selling, general and administrative expenses discussed above, resulted in an operating loss of $38.1 million for the year ended December 31, 2003.

          Interest expense, net. Interest expense, net for the year ended December 31, 2003 was $30.0 million, a decrease of $5.8 million or 16% compared with $35.8 million for the year ended December 31, 2002. Interest expense, net declined due to $99.7 million of reductions of Vought senior secured credit facilities made during the intervening period partially offset by the issuance of $270 million of 8% Senior Notes due 2011 and income due to interest rate swap gains of $10.3 million in the year ended December 31, 2003 compared to gains of $6.1 million in the prior year.

Liquidity and Capital Resources

          On February 26, 2004, we announced a major project to consolidate manufacturing to the Dallas and Grand Prairie, Texas facilities. We are in the process of renovating and modernizing the Dallas facilities and will complete production at the Nashville and Stuart sites and reduce the size of the Hawthorne site. Funding to complete the project will come from a combination of the Texas Enterprise Fund, the Texas General Land Office, sale of facilities which are no longer required, savings realized as we vacate excess plant space, operational cash flow, and the revolver. Based upon the Company’s restructuring plan, the Company currently estimates that the benefit to operating earnings and cash flows, annually, will potentially be $50 million, following the substantial completion of such project. However, due to the scale and nature of estimates involved with consolidation of facilities of this size, there can be no assurance that the benefit will be realized in full or that unanticipated additional costs will not outweigh the benefits of the project.

          On July 2, 2003, Vought issued $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. The notes may be redeemed in full or in part prior to maturity, by paying specified premiums. Additionally, prior to July 15, 2006, Vought may redeem up to 35% of the notes from the proceeds of certain equity offerings. The notes are senior unsecured obligations guaranteed by all of Vought’s existing and future domestic subsidiaries.

          As of December 31, 2004, we had long-term debt of approximately $693.0 million, which included $421.0 million incurred under our senior secured credit facilities and $270.0 million of Senior Notes. In addition, we had $2.0 million of long-term capital lease obligations.

          We completed the syndication of a $650 million senior secured credit facility (“Credit Facility”) pursuant to the terms and conditions of a Credit Agreement dated December 22, 2004 (“Credit Agreement”). The Credit Facility is comprised of a $150 million six-year revolving credit facility, a $75 million synthetic letter of credit facility and a $425 million seven-year term loan B (“Term Loan”). The proceeds were used to refinance the Company’s existing credit facility and for general corporate purposes, including investment in the Boeing 787 program and the execution of the ongoing manufacturing facility consolidation and modernization plan. The Term Loan will amortize at $1 million per quarter with a bullet payment at the maturity date of December 22, 2011. Under the Credit Agreement, the Company has the option to solicit from existing or new lenders, up to $200 million in additional term loans subject to substantially the same terms and conditions as the outstanding term loans though pricing may be separately negotiated at that time. Additionally, the Company also has the option to convert up to $25 million of the Letter of Credit Facility to outstanding term loans which would also be subject to the same terms and conditions as the outstanding term loans made as of the closing date. The Credit Facility replaces the Company’s prior credit facility which consisted of a $150.0 million revolving credit facility and $295.9 million of term loans maturing in June 2008.

          As of the December 31, 2004, there are no borrowings under the Revolver, $425.0 million of borrowings under the Term Loan, and $50 million outstanding Letters of Credit under the $75 million synthetic facility. The Company is obligated to pay an annual commitment fee on the unused revolving credit facility of 0.5% or less dependent upon the leverage ratio.

          Net cash used in operating activities for the year ended December 31, 2004 was $25.8 million, a decrease of $124.6 million or 126.1% compared to net cash provided by operating activities of $98.8 million for the prior year. The decrease from the prior year was primarily due to lower cash receipts on the C-17 program in addition to facility consolidation costs and our expenditures related to our investment in the Boeing 787 program.

          Cash used in investing activities generally has been for capital expenditures. Net cash used for capital expenditures for the year ended December 31, 2004 was $69.6 million, an increase of $35.0 million or 101.2% compared to $34.6 million for the prior year. The increase reflects increases in investment in our facilities and capabilities, such as the site consolidation project, continuing modernization, productivity, efficiency and technology improvements.

          The principal source of liquidity for Vought is cash provided by operations. Vought’s liquidity requirements and working capital needs depend on a number of factors, including the level of delivery rates under our contracts and working capital needs fluctuate between periods as a result of changes in delivery rates under existing contracts and production associated with new contracts. For some military aircraft programs, milestone payments finance working capital, which helps to improve liquidity. In general, our business generates sufficient cash flow to manage our general liquidity needs and Vought has not historically needed short-term borrowings to finance normal operations. The following table summarizes the scheduled maturities of financial obligations and expiration dates of commitments as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
				($ in millions)
Senior secured credit facilities
Term loan B	$4.0	$4.0	$4.0	$4.0	$4.0	$405.0	$425.0

Total senior secured credit facilities(1)	$4.0	$4.0	$4.0	$4.0	$4.0	$405.0	$425.0
Capital leases	0.9	0.8	1.2	—	—	—	2.9
Operating leases	14.8	8.9	2.1	1.0	0.4	—	27.2
Purchase Obligations (2)	64.2	14.4	—	—	—	—	78.6

Total financial obligations	$83.9	$28.1	$7.3	$5.0	$4.4	$405.0	$533.7
8% senior notes due 2011	—	—	—	—	—	270.0	270.0

Total	$83.9	$28.1	$7.3	$5.0	$4.4	$675.0	$803.7

(1)	In addition to the obligations in the table, at December 31, 2004, we had contractual interest payment obligations as follows: (a) variable interest rate payments on $425.0 million outstanding under our senior secured credit facilities based upon LIBOR plus the applicable margin, which correlated to interest rates of 4.92% on Term loan B, and (b) $21.6 million per year on the 8% senior notes due 2011.

(2)	Purchase obligations represent property, plant and equipment commitments at December 31, 2004. Although we also have significant other purchase obligations, most commonly in the form of purchase orders, the timing of the purchase is often variable rather than specific and the payments made by the customer in accordance with our long term contract agreements substantially reimburses the payments due. Accordingly, these obligations are not included in the table.

          In addition to the financial obligations detailed in the table above, the Company also has contractual obligations at December 31, 2004 as follows: an aggregate projected pension benefit obligation, excluding post retirement benefits, of approximately $1,848.6 million and aggregate plan assets of approximately $1,346.4 million. The Company currently plans to make aggregate contributions of $197.2 million to the pension plans over the next five years as follows: $27.3 million, $37.4 million, $33.5 million, $56.0 million, and $43.0 million, for 2005, 2006, 2007, 2008 and 2009, respectively. Additionally, the net present value of our current post retirement benefit plan is approximately $701.7 million to which we plan to contribute $57.3 million, $56.6 million, $59.0 million, $59.7 million and $59.1 million in 2005, 2006, 2007, 2008 and 2009, respectively. Current plan documents reserve the

Company’s right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.

          At December 31, 2004 and 2003, our pension obligation liability increased due to lowering of the discount rate. The effect of lowering that rate in 2004 and 2003 increased our pension benefit obligation by $104.1 million and $78.3 million, respectively. During 2004 and 2003, the actual rate of return on plan assets realized over the course of the year was greater than the assumed rate by 1.1% and 13.9%, respectively.

          At December 31, 2004 and 2003, the post retirement liabilities increased primarily due to lowering of the discount rate. The new rates had the effect of increasing our post retirement liabilities in 2004 and 2003 by $30.2 million and $18.3 million, respectively.

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

          Vought has reached a preliminary agreement with the State of South Carolina to develop a new manufacturing site in Charleston, South Carolina for manufacturing and assembly work for the Boeing 787 Dreamliner commercial aircraft program. In connection with that program, Vought is in the process of finalizing a joint venture with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA, called Global Aeronautica, LLC. Vought and Alenia will each have a 50% stake in the joint venture, which will combine the two companies’ respective 787 program fuselage products to deliver an integrated product to Boeing. Vought will be the sole-source supplier of the aft fuselage for Boeing’s 787 program under a contract that currently is under negotiation, but is expected to represent approximately $5 billion in total contract value through 2021. Vought’s funding requirement for the 787 program is expected to be approximately $140 million for investment and approximately $50 million for working capital, with significant additional funding to come from other sources. Vought’s investment in the 787 program primarily will be in tooling and capital expenditures, design and engineering, and a cash contribution to the joint venture of approximately $20 million in total over the next several years. Vought believes that the 787 program represents the next generation of commercial aircraft, and expects that the 787 program will evolve into a broader family of more efficient and capable commercial aircraft that will come into production over the next decades.

          Vought’s total investment in the 787 program and its facility consolidation and modernization plan is expected to be approximately $876 million. The majority of the funding requirement is expected to be financed by cash currently on hand, proceeds from the new credit facilities, sale-leaseback and operating lease arrangements, state grants and other sources. The remaining funding requirements, estimated at $50 to $100 million, are expected to be met by cash flow from operations.

          We may continue to manage market risk with respect to interest rates by entering into swap agreements, as we have done in the past. Our supply base contracting policy manages commodities price risk by entering into long-term fixed-price contracts in most cases. However, we do not have any futures hedge with respect to raw materials, such as aluminum, used to build our products, and therefore we may be subject to price fluctuations for raw materials or utilities over the long term. Similarly, we do not hedge for foreign currency exchange risk because we have minimal exposure to this risk. In the case of our substantial sales to Airbus in Europe, purchase prices and payment terms under the relevant contracts are denominated in U.S. dollars.

          Debt Covenants. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The Credit Facility also includes financial covenants including leverage ratio, interest coverage ratio and capital expenditure limitations. The Senior Notes also contain various restrictive covenants including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. We are currently in compliance with the covenants in the Credit Facility and the Senior Notes.

Inflation

          A majority of our sales are conducted pursuant to long-term contracts that set fixed unit prices and some of which provide for price adjustment through escalation clauses. The effect of inflation on our sales and earnings is minimal because the selling prices of those contracts, established for deliveries in the future, generally reflect estimated costs to be incurred in these future periods. Our estimated costs take into account the anticipated rate of inflation for the duration of the relevant contract.

          Our supply base contracts are conducted on a fixed price basis in U.S. Dollars. In some cases our supplier arrangements contain escalation adjustment provisions based on accepted industry indices, with appropriate forecasting incorporated in program financial estimates. As the metallic raw material industry is experiencing a significant demand pressure, it is expected raw material market pricing will increase as a cost consideration for the company, despite current existing Long Term Agreement protections. Strategic cost reduction plans will continue to focus on mitigating the affects of this demand curve on company operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

          Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. Vought continuously monitors collections and payments from customers and maintains a provision for estimated credit losses as deemed appropriate as based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within Vought’s expectations, we cannot guarantee that we will continue to experience the same credit loss rates in the future.

          We maintain cash and cash equivalents with various financial institutions and perform periodic evaluations of the relative credit standing of those financial institutions. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit risk on cash and cash equivalents.

          We are highly dependent on the availability of essential materials and parts from our suppliers. We are dependent upon the ability of our suppliers to provide material that meets specifications, quality standards, delivery schedules and anticipated costs. We are experiencing delays in the receipt of metallic raw materials common with overall capacity constraints across the industry. Based upon market conditions and industry analysis we expect these delays to continue well into 2006 as metallic (aluminum) raw material production capability adjusts to the industry upturn, increased infrastructure demand in the People’s Republic of China, and increased aluminum usage in an ever wider range of consumer products. Although these delays have the potential to affect cost and production schedules, we do not anticipate these effects will have a material impact on cash flows or results of operations.

          Our suppliers’ failure to provide acceptable raw materials, components, kits and subassemblies would adversely affect our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with such supply base reliance. We are dependent on third parties for all information technology services. To a lesser extent, we also are exposed to fluctuations in the prices of certain commodities, such as electricity, natural gas and aluminum.

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

          Management has performed sensitivity analyses to determine how market rate changes will affect the fair value of the market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $425.0 million of variable rate debt under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of December 31, 2004 would decrease our annual pre-tax income by approximately $4.3 million. All of our remaining debt is at fixed rates, therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

          In the past, Vought entered into two interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. Under these agreements, Vought exchanged floating rate interest payments for fixed rate payments periodically over the term of the swap agreements. An underlying notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to credit loss. The first agreement was entered into on October 4, 2000 for a notional amount of $100.0 million and expired on December 31, 2002. The agreement entitled Vought to pay a fixed interest rate amount of 6.51% on the notional amount in exchange for receiving a variable 30-day LIBOR on the notional amount. The second agreement was entered into on October 4, 2000 for a notional amount of $200.0 million and expired on December 31, 2003. The second agreement entitled Vought to pay a fixed interest rate amount of 6.525%, on the notional amount in exchange for receiving a variable 30-day LIBOR on the notional amount. Management held the swap agreements until their maturity. As a result of the interest rate swaps, gains of $10.3 million and $6.1 million were recorded as other interest income in 2003 and 2002, respectively.

          Under the Credit Agreement, we have a requirement to hedge 50% of our outstanding debt balance net of the fixed rate instrument balances for two years. To comply with this requirement, we entered into an interest rate cap subsequent to year-end 2004 whereby $100 million is capped at a maximum LIBOR rate of 6%. This cap expires on January 1, 2007.

          In the past, Aerostructures also has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. In connection with the acquisition of Aerostructures and the issuance of the 8% Senior Notes due 2011, Vought settled Aerostructures’ two swap agreements by payment of approximately $1.0 million.

          We have no current plans to enter into additional interest rate swaps.

Utility Price Risks

          We have exposure to utility price risks as a result of volatility in the cost and supply of energy and in natural gas prices. To minimize this risk, we have entered into fixed price contracts at certain of the manufacturing locations for a portion of its energy usage for periods of up to three years. Although these contracts would reduce the risk to us during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on our consolidated results of operations.

Related Party Transaction

          A management agreement between Vought and TC Group L.L.C., an affiliate of The Carlyle Group, requires Vought to pay an annual fee of $2.0 million for various management services. Vought paid TC Group L.L.C. fees and allowable expenses of $2.1 million in 2004 and $2.0 million in each of the fiscal years 2003 and 2002. In addition, we paid TC Group L.L.C. fees of $3.5 million, $2.5 million, and $0.0 million in 2004, 2003, and 2002, respectively, in connection with investment banking and financial advisory services.

          After we acquired our assets and operations from Northrop Grumman in July 2000, we contracted with Northrop Grumman Information Technology, for which we incurred expenses of $70.0 million, $43.7 million, and $44.4 million in the fiscal years 2004, 2003 and 2002, respectively. Northrop Grumman subleased office and production space from Vought in Dallas, Texas and Hawthorne, California, for $3.7 million, $5.3 million, and $6.1 million in the fiscal years 2004, 2003 and 2002, respectively.

          Upon retirement of two officers during 2002, we modified an agreement in order to provide for the future forgiveness of their stock purchase indebtedness of $1.0 million plus accrued interest if a liquidity event (as defined) occurs.

Accounting Changes and Pronouncements

          On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to employers who sponsor retiree health care benefit plans that provide a prescription drug plan that is at least actuarially equivalent to Medicare Part D. The FASB issued Staff Positions (“FSPs”) that allow companies to defer recognition of the impact that the Act might have on the benefit obligations they provide their retirees. The Company deferred recognition of the impact of the Act as permitted by the FSPs at December 31, 2003. As a result of the restructuring announced February 26, 2004, the deferral election expired. The Company has included the estimated effects of the Act in its 2004 expenses and the accumulated postretirement benefit obligation (“APBO”) at December 31, 2004. See Note 13 - Pension and Other Postretirement Benefits for further discussion of the adoption of this pronouncement.

          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

          Statement 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123R on June 26, 2005.

          Statement 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

          The Company plans to adopt Statement 123 using the modified prospective method.

          As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will result in $0.7 million in amortization that will be included in our results of operations subsequent to June 30, 2005, based on current assumptions regarding vesting of current grants. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income in Note 2 to our Consolidated Financial Statements.

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company in fiscal 2006. We are currently evaluating the impact of this new Standard.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Vought Aircraft Industries, Inc.

We have audited the accompanying consolidated balance sheets of Vought Aircraft Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vought Aircraft Industries, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Fort Worth, Texas

February 28, 2005

Item 8. Financial Statements and Supplementary Data

Vought Aircraft Industries, Inc.

Consolidated Balance Sheets
($ in millions)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$128.9	$106.4
Accounts receivable	123.2	114.5
Inventories	279.3	197.3
Other current assets	7.2	6.4

Total current assets	538.6	424.6

Property, plant and equipment, net	407.7	414.1

Goodwill, net	527.7	527.7
Identifiable intangible assets, net	91.5	114.9
Debt origination costs, net and other assets	23.5	18.4

Total assets	$1,589.0	$1,499.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$100.7	$54.3
Accrued and other liabilities	90.0	77.7
Accrued payroll and employee benefits	51.4	46.4
Accrued post-employment benefits-current	57.3	54.1
Accrued pension- current	27.2	30.5
Current portion of long-term bank debt	4.0	—
Capital lease obligation	0.9	1.2
Accrued contract liabilities	142.0	192.6

Total current liabilities	473.5	456.8

Long-term liabilities:
Accrued post retirement benefits	486.9	477.7
Accrued pension	420.7	282.0
Long-term bank debt, net of current portion	421.0	295.9
Long-term bond debt	270.0	270.0
Long-term capital lease obligation	2.0	3.3
Other non-current liabilities	69.4	36.9

Total liabilities	2,143.5	1,822.6

Stockholders’ equity (deficit):
Common stock, par value $.01; 50,000,000 shares authorized, 25,015,552 and 25,012,052 issued and outstanding in 2004 and 2003, respectively	0.3	0.3
Additional paid-in capital	418.0	418.0
Shares held in rabbi trust and CMG escrow	(1.9)	(3.9)
Stockholders’ loans	(2.3)	(2.3)
Accumulated deficit	(374.4)	(219.4)
Accumulated other comprehensive loss	(594.2)	(515.6)

Total stockholders’ equity (deficit)	$(554.5)	$(322.9)

Total liabilities and stockholders’ equity (deficit)	$1,589.0	$1,499.7

See accompanying notes

Vought Aircraft Industries, Inc.

Consolidated Statements of Operations
($ in millions)

	Years Ended
	December 31,
	2004	2003	2002
Net sales	$1,214.7	$1,208.8	$1,200.7

Costs and expenses
Cost of sales	1,027.5	1,012.3	1,051.9
Selling, general and administrative expenses	273.6	234.6	186.8
Intangible impairment charge	26.0	—	5.9

Total costs and expenses	1,327.1	1,246.9	1,244.6

Operating income (loss)	(112.4)	(38.1)	(43.9)

Other income (expense)
Non-cash income (expense)-interest rate swaps	—	10.3	6.1
Interest income	2.4	2.1	2.3
Interest expense	(45.2)	(42.4)	(44.2)

Loss before income taxes	(155.2)	(68.1)	(79.7)

Income taxes	0.2	(2.3)	—

Net loss	$(155.0)	$(70.4)	$(79.7)

See accompanying notes

Vought Aircraft Industries, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
($ in millions)

						Accumulated	Total
		Additional	Rabbi Trust			Other	Stockholders’
	Common	Paid-In	& CMG	Shareholders’	Accumulated	Comprehensive	Equity
	Stock	Capital	Escrow	Loans	Deficit	Loss	(Deficit)
Balance at December 31, 2001	$0.2	$178.7	$(1.9)	$(2.3)	$(69.3)	$(84.5)	$20.9

Net loss					(79.7)		(79.7)
Minimum pension liability adjustment						(444.2)	(444.2)

Comprehensive loss							(523.9)

Issuance of common stock		0.1					0.1

Balance at December 31, 2002	0.2	178.8	(1.9)	(2.3)	(149.0)	(528.7)	(502.9)

Net loss					(70.4)		(70.4)
Minimum pension liability adjustment						13.1	13.1

Comprehensive loss							(57.3)

CMG escrow			(2.0)				(2.0)

Issuance of common stock	0.1	239.2					239.3

Balance at December 31, 2003	0.3	418.0	(3.9)	(2.3)	(219.4)	(515.6)	(322.9)

Net loss					(155.0)		(155.0)
Minimum pension liability adjustment						(78.6)	(78.6)

Comprehensive loss							(233.6)

CMG escrow			2.0				2.0

Balance at December 31, 2004	$0.3	$418.0	$(1.9)	$(2.3)	$(374.4)	$(594.2)	$(554.5)

See accompanying notes

Vought Aircraft Industries, Inc.

Consolidated Statements of Cash Flows
($ in millions)

	Years
	Ended December 31,
	2004	2003	2002
Operating activities
Net loss	$(155.0)	$(70.4)	$(79.7)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	95.6	76.5	67.9
Stock compensation expense	—	11.1	—
Loss from asset sales	4.7	2.0	5.4
Intangible impairment charge	26.0	—	5.9
Non-cash income—interest rate swaps	—	(10.3)	(6.1)
Changes in current assets and liabilities:
Accounts receivable	(8.7)	0.4	53.1
Inventories, net of advances and progress billings	(82.0)	27.8	115.9
Other current assets	(0.6)	(1.8)	(2.7)
Accounts payable, trade	46.4	2.6	2.6
Accrued payroll and employee benefits	5.0	(3.8)	(33.4)
Accrued and other liabilities	14.2	(6.5)	6.9
Accrued contract liabilities	(50.6)	56.0	43.4
Other assets and liabilities—long-term	79.2	15.2	(12.4)

Net cash (used in) provided by operating activities	(25.8)	98.8	166.8

Investing activities
Cash paid for acquisition	—	(183.2)	—
Capital expenditures	(69.6)	(34.6)	(21.1)
Proceeds from asset sales	—	—	0.3

Net cash used in investing activities	(69.6)	(217.8)	(20.8)

Financing activities
Proceeds from long-term bank / bond debt	425.0	270.0	—
Payments on long-term bank debt	(295.9)	(99.7)	(109.4)
Payment of debt origination costs	(9.6)	(13.5)	—
Payments on capital leases	(1.6)	—	—
Proceeds from issuance of common stock to employees	—	—	0.1

Net cash provided by (used in) financing activities	117.9	156.8	(109.3)

Net increase in cash and cash equivalents	22.5	37.8	36.7
Cash and cash equivalents at beginning of period	106.4	68.6	31.9

Cash and cash equivalents at end of period	$128.9	$106.4	$68.6

See accompanying notes

Vought Aircraft Industries, Inc.

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

          Organization

          Vought Aircraft Industries, Inc. and its wholly owned subsidiaries are herein referred to as the “Company” or “Vought.” The Company is one of the world’s largest independent suppliers of commercial and military aerostructures. The majority of the Company products are sold to The Boeing Company, and for military contracts, ultimately to the U.S. Government. The Corporate office is in Dallas, Texas and production work is performed at sites in Hawthorne and Brea, California, Everett, Washington, Dallas and Grand Prairie, Texas, Milledgeville, Georgia, Nashville, Tennessee, and Stuart, Florida. We broke ground on our Charleston, South Carolina site on February 7, 2005.

          The financial health of the commercial airline industry has a direct and significant effect on the Company’s commercial business programs. The commercial airline industry has been negatively impacted in recent periods by an economic downturn that began in 2000, and most recently, by rapidly increasing fuel costs. As commercial airline companies have delayed or cancelled new aircraft orders, aircraft manufacturers and their suppliers have experienced reduced delivery rates.

          In 2004, Vought was selected by Sikorsky to provide the entire cabin structure for the Black Hawk helicopter. The contract covers 1,100 shipsets of structure over the next 15 years. In addition, from 2001 to 2003, the Company was awarded several contracts, including the Lockheed Martin F-22 Raptor horizontal stabilator, Northrop Grumman Global Hawk enhanced wing design, Lockheed Martin C-5 Galaxy aircraft flight control surfaces, lower wing skins for the Lockheed Martin F-35 Joint Strike Fighter and an agreement to provide 60 additional C-17 Globemaster III shipsets of aerostructures.

          Vought has reached a preliminary agreement with the State of South Carolina to develop a new manufacturing site in Charleston, South Carolina for manufacturing and assembly work for the Boeing 787 Dreamliner commercial aircraft program. In connection with that program, Vought is in the process of finalizing a joint venture with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA, called Global Aeronautica, LLC. Vought and Alenia will each have a 50% stake in the joint venture, which will combine the two companies’ respective 787 program fuselage products to deliver an integrated product to Boeing. Vought will be the sole-source supplier of the aft fuselage for Boeing’s 787 program under a contract that currently is under negotiation.

          On February 26, 2004, we announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. The Company plans to phase out operations at their Nashville, Tennessee and Stuart, Florida sites by December 31, 2006. The Company is working with the State of Texas to facilitate the renovation of its Texas operations. Plans for the Vought manufacturing facility in Texas include resolving their long-term occupancy at the existing Dallas Jefferson Street facility following the expiration of the current lease in 2006. The solution includes investment tools at the disposal of the Texas General Land Office, which are expected to allow Vought to solidify a long-term lease agreement in addition to modernization and renovation of the current facilities. State and local authorities are also committed to providing appropriate economic development incentives.

          Some programs that Vought will establish in Dallas will require air delivery of large structures. In addition to the plan modernization, runway availability is a key element of the consolidation plan. The City of Dallas and the State of Texas plan to reopen the Hensley Field runway that is located next to the Company’s Dallas site. Vought intends to use the runway as a private industrial airfield to meet these new program requirements.

          The Company believes that these plans are necessary to ensure that Vought is well-positioned, both now and in the future, to better meet the needs of its customers, the current industry environment and to be prepared for opportunities for growth. However, the Company’s future ability to increase product sales and meet future debt and pension funding requirements will continue to be significantly influenced by the commercial airline industry recovery and future military spending.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The Consolidated Financial Statements include Vought Aircraft Industries, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Accounting Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and, in particular, estimates of contract costs and revenues used in the earning recognition process. The Company has recorded all estimated contract losses. Actual results could differ from those estimates.

          Cash and Cash Equivalents

          The Company considers cash on hand, deposits with banks, and other short-term marketable securities with original maturities of three months or less as cash and cash equivalents.

          Accounts Receivable

          Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, certain estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. Unbilled amounts are usually billed and collected within one year. The Company continuously monitors collections and payments from their customers and maintains a provision for estimated credit losses, as deemed appropriate, based upon historical experience and any specific customer collection issues that have been identified.

          Inventories

          Inventoried costs primarily relate to work in process under fixed-price contracts. They represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, manufacturing and engineering overhead, production tooling costs, and certain allowable general and administrative expenses.

          In accordance with industry practice, inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year; therefore, a portion thereof will not be realized within one year.

          The excess of production costs of delivered items over the estimated average costs is carried in inventory under the learning curve concept. Under this concept, production costs per unit are expected to decrease over time due to efficiencies arising from continuous improvement in the performance of repetitive tasks.

          Property, Plant and Equipment

          Additions to property, plant and equipment are recorded at cost. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets. Repairs and maintenance, which are not considered betterments and do not extend the useful life of property and equipment, are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in income.

          Impairment of Long Lived Assets, Identifiable Intangible Assets and Goodwill

          The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations where the undiscounted projected cash flows are less than the carrying amounts of those assets, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value, generally determined based upon discounted projected cash flows. For assets held for sale, impairment losses are recognized based upon the excess of carrying value over the estimated fair value of the assets, less estimated selling costs. For goodwill, effective January 1, 2002, the Company performs an annual impairment test, in accordance with Statement of Financial Accounting Standards (SFAS) 142 (further described in Note 8- Goodwill and Intangible Assets).

     Derivatives

     Derivatives consist of interest rate swap agreements. Gains and losses from interest rate swaps are included on the accrual basis in interest expense. (further described in Note 12 – Derivatives and Other Financial Instruments).

     Advance and Progress Payments

     Advance payments by customers for deposits on orders not yet delivered are recorded as current liabilities. Progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities.

     Revenue and Profit Recognition

     The majority of our sales are made pursuant to written contractual arrangements or “contracts” to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed price contracts. Sales and profits on contracts are recognized using percentage-of-completion methods of accounting. Sales and profits are recognized on production contracts as units are delivered and accepted by the customer (the “units-of-delivery” method). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. Revenues for claims and unapproved change orders, which were less than $5 million for each of 2004, 2003 and 2002, are included in contract analyses as costs related to the claim are incurred. Additionally, some contracts contain provisions for revenue sharing, price re-determination or cost and or performance incentives. Such amounts or incentives are included in sales when the amounts can be reliably estimated and their realization is reasonably assured. The impact of revisions in profit estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (“forward losses”) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities. Revisions in contract estimates, if significant, can materially affect Vought’s results of operations and cash flows, as well as Vought’s valuation of inventory. Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with SOP 81-1.

     Accounting for the sales and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the total contract value and the estimated total cost at completion, which includes direct production cost (material and labor), manufacturing and engineering overhead, product tooling cost and certain allowable general and administrative expenses. Under the units-of-delivery percentage of completion method, sales on a contract are recorded as the units are delivered during the period at an amount equal to the contractual selling price of those units. The profit recorded on a contract under the units-of-delivery method is equal to the estimated total profit margin for the contract stated as a percentage of contract revenue multiplied by the sales recorded on the contract during the period. Adjustments to original estimates for a contract’s revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity the more relative overhead that contract will absorb.

     Although fixed-price contracts, which extend several years into the future, generally permit the Company to keep unexpected profits if costs are less than projected, the Company also bears the risk that increased or unexpected costs may reduce the Company’s profit or cause the Company to sustain losses on the contract. In a fixed-price contract, the Company must fully absorb cost overruns, not withstanding the difficulty of estimating all of the costs it will incur in performing these contracts and in projecting the ultimate level of sales that may otherwise be achieved. The Company’s failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed price contract may reduce the profitability of a fixed price contract or cause a loss. The Company believes they have recorded adequate provisions in the financial statements for losses on fixed-price contracts, but the Company cannot be certain that the contract loss provisions will be adequate to cover all actual future losses.

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

		Year Ended
	December 31,
	2004	2003	2002
	($ in millions)
Reported net loss	$(155.0)	$(70.4)	$(79.7)

Stock based compensation	—	11.1	—

	(155.0)	(59.3)	(79.7)
Compensation expense per SFAS No. 123	(1.2)	(11.9)	(0.6)

Pro forma net loss for SFAS No. 123	$(156.2)	$(71.2)	$(80.3)

     The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as options vest over several years and additional option grants are expected.

     The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Risk free interest rate	3.8%-4.5%	3.0%	2.9%-4.5%
Expected life of options	6 years	5 years	5 years

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

     Debt Origination Costs

     Debt origination costs are amortized using the effective interest rate method. Amortization is adjusted when debt prepayments are made to more closely match the reduction of the debt balance. Debt origination costs, net of accumulated amortization, are $20.1 million and $16.9 million at December 31, 2004 and 2003, respectively.

     Warranty Reserves

     A reserve has been established to provide for the estimated future cost of warranties on the Company’s delivered products. Management periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of the Company’s historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following is a rollforward of amounts accrued for warranty reserves and amounts are included in accrued and other liabilities and other non-current liabilities:

Warranty
Reserve
($ in millions)
Balance at December 31, 2001	11.3
Warranty costs incurred	(2.3)
Additions charged to cost of sales:
Warranties issued	2.4
Charges related to pre-existing warranties	(0.5)

Balance at December 31, 2002	$10.9
Acquired balance from Aerostructures	1.5
Warranty costs incurred	(1.7)
Additions charged to cost of sales:
Warranties issued	1.7
Charges related to pre-existing warranties	(1.8)

Balance at December 31, 2003	$10.6
Warranty costs incurred	(0.3)
Additions charged to cost of sales:
Warranties issued	1.5
Charges related to pre-existing warranties	(1.6)

Balance at December 31, 2004	$10.2

     Income Taxes

     Income taxes are accounted for using the liability method. Deferred income taxes are determined based upon the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     Recent Accounting Pronouncements

     On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to employers who sponsor retiree health care benefit plans that provide a prescription drug plan that is at least actuarially equivalent to Medicare Part D. The FASB issued Staff Positions (“FSPs”) that allow companies to defer recognition of the impact that the Act might have on the benefit obligations they provide their retirees, pending the issuance of specific guidance on the accounting for the federal subsidy introduced by the Act. The Company deferred recognition of the impact of the Act as permitted by the FSPs at December 31, 2003. As a result of the restructuring, the deferral election expired. The Company has included the estimated effects of this pronouncement in its 2004 expenses and the accumulated postretirement benefit obligation (“APBO”) at December 31, 2004. See Note 13 – Pension and other Post-Retirement Benefits for further discussion of the adoption of this pronouncement.

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123R on June 26, 2005.

     Statement 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The Company plans to adopt Statement 123 using the modified prospective method.

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will result in $0.7 million in amortization that will be included in our results of operations subsequent to June 30, 2005, based on current assumptions regarding vesting of current grants. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income in Note 2 to our consolidated financial statements.

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company in fiscal 2006. We are currently evaluating the impact of this new Standard.

3. ACQUISITION

     Vought completed the acquisition of TA Acquisition Holdings, Inc. (Holdings) and its wholly owned subsidiary, The Aerostructures Corporation (Aerostructures), on July 2, 2003. Aerostructures operated as a wholly owned subsidiary of Vought from the date of the Aerostructures Acquisition until it merged with and into Vought on January 1, 2004. In exchange for 100% of the outstanding common and preferred stock of Holdings, Vought issued 7,113,887 shares of common stock as stock consideration to Holdings’ current shareholders that represented 27.5% of the fully-diluted equity of the combined company. The stock consideration value of $230.0 million was based upon an estimated fair value of $32.33 per share of each share of Vought common stock. Additional consideration of $2.4 million was provided based upon the fair value of vested Aerostructures stock options that were exchanged for Vought stock options. Vought retired $135.2 million of Aerostructures’ debt and paid $44.9 million in cash to Aerostructures and Aerostructures in turn paid an aggregate of $44.9 million to settle $30.4 million of obligations to certain individuals affiliated with CMG and to settle $14.5 million of obligations related to agreements entered into between Aerostructures and current and former members of Aerostructures’ management. The $2 million of payments due to CMG that the Company was holding in escrow as of December 31, 2003 were settled on July 2, 2004.

     As discussed in the liquidity section below, the Company also issued $270 million of 8% Senior Notes in conjunction with the acquisition. The Company began to consolidate the results of operations of Aerostructures as of the effective date of the transaction, July 2, 2003.

     For financial reporting purposes, the acquisition has been accounted for under the purchase method of accounting whereby the acquisition cost has been allocated to the underlying acquired assets and assumed liabilities based on their estimated fair values. The Company’s allocation of the purchase price at the time of the acquisition is as follows:

Cash	$1.9	Current Liabilities	$65.4

Accounts Receivable	28.2	Accrued post-employment benefits	97.5

Inventories	22.4

Property, Plant and Equipment	102.0	Accrued pension	63.5

Identifiable Intangibles	60.8	Other non-current liabilities	4.5

Goodwill	431.0	Total liabilities	230.9

Other Assets	0.2	Purchase Price	415.6

Total Assets	$646.5	Total	$646.5

     Aerostructures, based in Nashville, Tennessee with additional operating sites in Brea, California and Everett, Washington, is an independent provider of aerostructures for commercial, military and business jet aircraft. Aerostructures is a designer and manufacturer of large, complex, high-value aerospace structures and components such as aircraft wings, empennages, and precision machined components. Their customers include leading prime aerospace contractors including Airbus UK, Airbus Deutschland, The Boeing Company, Gulfstream Aerospace, Lockheed Martin, Bell Helicopter Textron, Embraer, and Cessna Aircraft Company. Many of these contractors have been customers in excess of two decades. They operate under long term contracts that are primarily sole source.

     Aerostructures was acquired in order to leverage purchasing power, reduce corporate overhead, consolidate manufacturing and provide additional products as discussed in the previous paragraph, and to utilize Aerostructures’ customer relationships and market presence. We plan to continue to streamline and rationalize our combined operations by further reducing overhead, improving working capital management and implementing other initiatives to increase labor efficiencies. $60.8 million of the total estimated purchase price has been allocated to identified intangible assets, including intangibles related to contracts/programs. The intangibles are currently being amortized over remaining useful lives ranging from 7 to 15 years. Additionally, $431 million of the total estimated purchase price was allocated to goodwill, which is not deductible for tax purposes.

     We implemented a corporate reorganization of our Aerostructures subsidiary that was effective on January 1, 2004. Aerostructures incorporated a new subsidiary, named Contour Aerospace Corporation, a Delaware corporation (“Contour”). Then, Aerostructures contributed to Contour (i) its Everett, Washington facility, that builds fuselage skins, spars, stringers, pylons and machined components, and (ii) its Brea, California facility, that builds wing skins, spars, stringers, chords and ribs. Contemporaneous with the contribution of these assets and operations to Contour, Aerostructures merged with and into Vought, so that the remaining operating assets of Aerostructures are integrated with the ongoing operations of Vought. As a result of the reorganization, beginning in 2004, Aerostructures did not exist as a separate corporate entity and Contour became a direct subsidiary of Vought. Contour then became a guarantor under the indenture governing the notes.

     The following are the unaudited pro forma consolidated results of operations of the Company, assuming the Aerostructures acquisition occurred at the beginning of each period presented.

	Twelve Months Ended
	December 31,
	2003*	2002
	($ in millions)
Net sales	$1,348.7	$1,499.3
Cost of sales	1,130.5	1,290.8

Net loss	$(67.2)	$(66.0)

*	Previously recorded intercompany sales have been eliminated in pro forma results.

4. RESTRUCTURING

     On February 26, 2004, we announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. The plans include renovating and modernizing the Dallas facilities, closing the facilities in Nashville and Stuart and moving their operations to Dallas and reducing the size of the Hawthorne facility. We received a $35 million grant from the Texas Enterprise Fund in April 2004 and are in the process of working with the Texas General Land Office and several other state and local agencies to help us accomplish the consolidation. By accepting this grant, the Company is obligated to add 3,000 jobs in Texas over the next 6 years with a prorated penalty (based on any shortfall in our ability to maintain a total of 6,000 jobs in Texas with the total penalty amount not to exceed the amount of the grant) assessed beginning in 2010 if that goal is not reached. When completed, this project is expected to reduce the Company’s occupied square footage by more than three million square feet, reduce operating costs and increase productivity. As part of this plan, the Company will incur charges at Nashville and Stuart for employee termination benefits and relocation costs, certain pension costs, consolidation of excess facilities and various other closure costs. The final planned completion dates of closing the Stuart and Nashville facilities are December 31, 2005 and December 31, 2006, respectively.

     As a result of the pending closure of the Stuart and Nashville facilities, the Company offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,300 employees at these facilities. The Company has recorded a liability in the amount of $5.3 million associated with the severance termination benefits of which $0.3 million has been paid as of December 31, 2004. Additionally, the Company estimates total costs of approximately $2.8 million associated with the non-union employee retention termination benefits and is recognizing this liability ratably over the employees’ retention period. At December 31, 2004, a liability for the retention termination benefits has been recorded in the amount of approximately $1.1 million.

     As part of the restructuring plan, the Company negotiated termination benefit agreements with union employees at the Nashville location. As a result of the union negotiations, certain retention termination benefits were agreed to which are estimated to be approximately $4.7 million. In April 2004, the Company began recognizing this liability ratably over the employee retention period. A liability for retention termination benefits for union employees has been recorded in the amount of approximately $1.3 million, of which $0.1 million has been paid as of December 31, 2004.

     The following table is a roll-forward of the amounts accrued for the restructuring liabilities discussed above as of December 31, 2004.

Accrued Restructuring
Reserve – Stuart and
Nashville Sites
($ in millions)
Balance December 31, 2003	$—
Restructuring liabilities recognized	7.7
Expenditures-to-date	(0.4)

Balance December 31, 2004	$7.3

     See Note 13 - Pension and Other Post-Retirement Benefits for further discussion of the effects of the restructuring on the pension and other post-employment benefits at the Nashville and Stuart facilities.

     Approximately 425 out of the 1,300 employees at these locations have elected to relocate to Dallas. The Company currently estimates that the relocation costs associated with these transfers will be approximately $11.0 million and will be recognized as incurred over 34 months. During 2004, the Company incurred approximately $1.6 million of the relocation expense.

     Since the announcement for the closures of the Stuart and Nashville facilities, the Company has been evaluating the fixed assets associated with these facilities and developing a plan for moving these assets to Dallas or for selling or abandoning the assets once the facilities are vacated. For the Nashville facility, the Company has performed an initial assessment of the recoverability for those assets that will not be moved and has determined that, at present, no impairment has taken place. Nonetheless, an impairment charge for these assets could be necessary in future periods. Related to the shutdown of the Nashville facility, the Company has accelerated depreciation over the remaining periods of those assets that will not be transferred to Dallas. The Company estimates that approximately $21.6 million of depreciation will be accelerated over the remaining life of these assets so that they will be fully depreciated by the end of fiscal 2006 when production has ceased at this facility. As of December 31, 2004, the Company has recognized accelerated depreciation for these assets of $15.9 million. Substantially all of the fixed assets from the Stuart facility are expected to be moved and utilized after the plant closes. The Company is in the process of evaluating the lease for the Stuart facility and a potential buyout of the remaining lease term after the facility has been exited. If an agreement is reached, the Company will record any liability associated with the buyout at the time an agreement is reached and the liability becomes measurable. The Company currently has $1.5 million in net book value of leasehold improvements at Stuart. As a result of the closure, the Company has accelerated the depreciation on these items so they will be fully depreciated by the end of 2005. The increased depreciation for these assets was $1.3 million during 2004.

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

     The restructuring and other related charges are or will be recorded to contract costs. In accordance with SOP 81-1, the total additional costs associated with the planned facility closures for relocation, termination and retention benefits, and pension and other post-employment benefits (“OPEB”) were considered in the Company’s estimated costs at completion for contracts at each site. As a result of including the estimated restructuring costs in each facility’s contracts, the Company recorded a charge to cost of sales in the amount of $53.9 million for the twelve months ended December 31, 2004, which is reflective of increased forward losses as a result of these costs at the Stuart and Dallas facilities and reduced profit margins or increased forward losses on contracts in process at the Nashville facility.

     During 2001, the Company finalized and approved a restructuring plan designed to reduce the Company’s infrastructure costs by closing its Perry, Georgia facility and relocating the facility’s production effort to the Stuart, Florida site. At December 31, 2001, the Company had accrued $12.6 million related to costs on non-cancelable lease payments and maintenance, after the anticipated closure date for the Perry facility. The closure of Perry was completed at the beginning of the third quarter of 2002. Subsequent to the closure, the Company recorded $5.0 million of lease payments and maintenance against the accrual. The remaining non-cancelable lease payments and maintenance, extend to 2007. Additionally during 2002, the Company relocated 165 employees from the Perry facility to the Stuart facility. The relocation expenses were expensed as incurred and totaled $0.3 million and $0.9 million in 2004 and 2003, respectively. As of December 31, 2002, all significant expenses related to the relocation have been recorded. The following is a rollforward of amounts accrued for restructuring at the Perry site and are included in accrued and other liabilities:

Accrued Restructuring
Reserve Perry Site
($ in millions)
Balance December 31, 2001	$12.6
Cash expenditures	(1.0)

Balance December 31, 2002	$11.6
Cash expenditures	(2.1)

Balance December 31, 2003	$9.5
Cash expenditures	(1.9)

Balance December 31, 2004	$7.6

     During the fourth quarter of 2001, the Company recorded a charge to selling, general and administrative expenses of $10.5 million for estimated employee severance expenses for planned reductions. At December 31, 2001, the remaining accrued expenses were $9.5 million. During fiscal 2002, the employee reductions were completed and the Company paid $4.3 million in severance. The remaining $5.2 million of severance was not paid and was reversed through selling, general and administrative expense as the Company ultimately terminated only 800 out of the original 1,200 employee reductions planned. In addition, 200 of the terminated employees opted to continue to work during an 8-week severance period in order to retain certain fringe benefits. As such, the Company recorded normal payroll expense for these individuals over the 8-week period.

5. ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following at December 31:

	2004	2003
	($ in millions)
Due from customers, long-term contracts:
Billed	$112.9	$112.1
Unbilled	8.8	1.6

Total due, long-term contracts	121.7	113.7
Trade and other accounts receivable:
Billed	1.5	0.8

Total accounts receivable	$123.2	$114.5

6. INVENTORIES

     Inventories consisted of the following at December 31:

	2004	2003
	($ in millions)
Production costs of contracts in process	$434.9	$342.9
Excess of production cost of delivered items over the estimated average unit cost	—	2.1
Finished goods	21.4	24.2
Less: unliquidated progress payments	(177.0)	(171.9)

Total inventories	$279.3	$197.3

     The ratio of inventoried general and administrative expenses to total inventoried costs is estimated to be the same as the ratio of total general and administrative expenses incurred to total costs of sales. General and administrative expenses in inventories were estimated to be $ 58.7 million and $35.0 million at December 31, 2004 and 2003, respectively.

     According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts. The total inventory on government contracts was $80.6 million and $40.4 million at December 31, 2004 and 2003, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

     Major categories of property, plant and equipment, including their depreciable lives, consisted of the following at December 31:

	2004	2003	Lives
	($ in millions)
Land and land improvements	$23.3	$23.0	12 years
Buildings	117.0	116.6	12 to 39 years
Machinery and other equipment	518.1	485.3	4 to 18 years
Capitalized software	25.7	17.7	3 years
Leasehold improvements	34.0	33.4	7 years or life of lease
Less: accumulated depreciation and amortization	(310.4)	(261.9)

Net property, plant and equipment	$407.7	$414.1

     In the ordinary course of business, the Company had commitments of $78.6 million for the future purchase of capital equipment at December 31, 2004.

8. GOODWILL AND INTANGIBLE ASSETS

     Intangible assets consist primarily of the costs of acquiring the Company in excess of the fair value of the net assets acquired (Goodwill). With the adoption of SFAS No. 142, amortization of Goodwill ceased effective January 1, 2002 and is now subject to at least annual impairment tests in accordance with the standard. The Company completed its initial and annual impairment analysis based on the discounted future cash flow method and determined that there was no impairment to goodwill as of December 31, 2004 or December 31, 2003.

     Identifiable intangible assets primarily consist of profitable programs and contracts acquired and are amortized over periods ranging from 7 to 15 years, computed primarily on a straight-line method. The value assigned to programs and contracts was based on a fair value method using projected discounted future cash flows. On an ongoing basis, management reviews the valuation and amortization of intangible assets with consideration toward recovery through future operating results at the current rate of amortization. The Company assesses recoverability from future operations using projected cash flows and margins for the related program or contract. The carrying value would be reduced to estimated fair value if it is probable that the Company’s estimate of expected future cash flows from the asset would be less than the carrying amount of the related intangible asset.

     During fiscal 2004 and 2002, the Company recognized intangible asset impairment charges of $26.0 million and $5.9 million, respectively, (both figures are net of amortization) to write down the estimated value of identified contract intangible assets as a result of reduced cash flow on the contracts. Intangible assets consisted of the following at December 31:

	2004	2003
	($ in millions)
Programs and contracts	$137.3	$166.8
Pension asset	20.7	1.3
Less: accumulated amortization	(66.5)	(53.2)

Identifiable intangible assets, net	$91.5	$114.9

     The following table provides a rollforward of the Company’s goodwill and intangible assets from December 31, 2003 to December 31, 2004:

	December 31,		Impairment	December 31,
	2003	Additions	Losses	2004
Contracts and programs	$166.8	$—	$(29.5)	$137.3
Accumulated amortization	(53.2)	(16.8)	3.5	(66.5)

Amortizable intangibles	113.6	(16.8)	(26.0)	70.8
Pension asset	1.3	19.4	—	20.7

Total identifiable intangible assets	$114.9	$2.6	$(26.0)	$91.5

Goodwill	548.9	—	—	548.9
Accumulated amortization	(21.2)	—	—	(21.2)

Total goodwill	$527.7	$—	$—	$527.7

     Scheduled estimated amortization of identifiable intangible assets is as follows:

($ in millions)
2005	10.8
2006	10.8
2007	10.0
2008	8.9
2009	8.9
Thereafter	21.4

$70.8

9. ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities consisted of the following at December 31:

	2004	2003
	($ in millions)
Workers compensation	$13.2	$10.8
Group medical insurance	11.1	14.5
Site consolidation and Perry facility restructure accrued	22.6	9.5
Property taxes	6.2	5.7
Accrued rent in-kind	4.8	5.6
Environmental accrual—current portion	2.8	1.1
Interest	10.7	10.7
Other	18.6	19.8

Total accrued and other liabilities	$90.0	$77.7

10. OPERATING AND CAPITAL LEASES

     The Company leases various plants and facilities, office space, and vehicles, under noncancelable operating and capital leases with an initial term in excess of one year. The largest operating lease is for the Dallas, Texas facility. The Navy owns the 4.9 million square foot facility. In July 2000, the Company signed a five-year assignment and transfer of rights and duties lease which has since been extended by one year, with the Navy to retain the use of the facility with payment terms of $8.0 million per year in the form of rent-in-kind capital maintenance.

     As of December 31, 2004, the future minimum payments required under all operating and capital leases are summarized as follows:

	Operating	Capital
	Leases	Leases
	($ in millions)
2005	$14.8	$0.9
2006	8.9	0.8
2007	2.1	1.2
2008	1.0	—
2009	0.4	—
Thereafter	—	—

Total	$27.2	$2.9
Less: sublease income	6.7	—
Less: imputed interest	—	0.4

Total	$20.5	$2.5

     Rental expense incurred was approximately $16.4 million, net of sublease income of $3.6 million in 2004, $13.2 million, net of sublease income of $5.5 million, in 2003, and $11.4 million, net of sublease income of $6.1 million, in 2002.

11. LONG-TERM DEBT

     Borrowings under long-term bank debt arrangements consisted of the following at December 31:

	2004	2003
	($ in millions)
Senior debt facility:
Term loan B	$425.0	$—
Tranche B	—	74.1
Tranche C	—	122.3
Tranche X	—	99.5

Total long-term bank debt	425.0	295.9

Bond debt	270.0	270.0

Total long-term bank and bond debt	$695.0	$565.9

     On July 2, 2003, Vought issued $270.0 million of 8% Senior Notes due 2011 with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. The notes may be redeemed in full or in part prior to maturity on July 15, 2007, by paying a make-whole premium. Additionally, prior to July 15, 2006, Vought may redeem up to 35% of the notes from the proceeds of certain equity offerings. The notes are senior unsecured obligations guaranteed by all of Vought’s existing and future domestic subsidiaries. In connection with the offering of the notes, Vought entered into an amendment to their senior secured credit facility. As part of the transaction, Vought prepaid $60.0 million of term loans including the retirement of Tranche A and obtained an amendment to its revolving credit facility, which increased the availability of the revolving credit facility by $60.0 million to a revolving credit facility of $150.0 million, reduced by outstanding letters of credit. This transaction reduced the total outstanding borrowings on the senior secured facility to $295.9 million.

     On December 22, 2004, Vought completed the syndication of a $650 million senior secured credit facility (“Credit Facility”) pursuant to the terms and conditions of a Credit Agreement dated December 22, 2004 (“Credit Agreement”). The Credit Facility is comprised of a $150 million six-year revolving credit facility, a $75 million synthetic letter of credit facility and a $425 million seven-year term loan B (“Term Loan”). The proceeds were used to refinance the Company’s existing credit facility and for general corporate purposes, including investment in the Boeing 787 program and the execution of the ongoing manufacturing facility consolidation and modernization plan. The Credit Facility is guaranteed by each of the Company’s domestic subsidiaries and secured by a first priority security interest in most of the Company’s assets. The initial pricing of any drawn portion of the Revolver will be LIBOR plus a spread of 250 basis points, and the pricing of the Term Loan will be LIBOR plus a spread of 250 basis points, in each case subject to a leverage-based pricing grid. The initial pricing for the Letter of Credit Facility will be 260 basis points on the full deposit amount. The Term Loan will amortize at $1 million per quarter with a bullet payment at the maturity date of December 22, 2011. Under the Credit Agreement, the Company has the option to solicit from existing or new lenders, up to $200 million in additional term loans subject to substantially the same terms and conditions as the outstanding term loans though pricing may be separately negotiated at that time. Additionally, the Company also has the option to convert up to $25 million of the Letter of Credit Facility to outstanding term loans which would also be subject to the same terms and conditions as the outstanding term loans made as of the closing date.

     The Credit Facility replaces the Company’s prior credit facility which consisted of a $150.0 million revolving credit facility and $295.9 million of term loans maturing in June 2008.

     As of December 31, 2004, there are no borrowings under the Revolver, $425.0 million of borrowings under the Term Loan, and $50 million outstanding Letters of Credit under the $75 million synthetic facility. The Company is obligated to pay an annual commitment fee on the unused revolving credit facility of 0.5% or less dependent upon the leverage ratio. The interest rate on the Term Loan at December 31, 2004 was 4.92% while the interest rate paid on the Letter of Credit will be fixed at 2.6%.

     The Company collateralized all of its Senior Debt obligations by granting to the collateral agent, for the benefit of collateralized parties, a first priority lien on certain of its assets, including a pledge of all of the capital stock of each of its domestic subsidiaries and 65% of all of the capital stock of each of its foreign subsidiaries, if created in future years.

     The senior credit facility requires the Company to maintain and report quarterly debt covenant ratios defined in the senior credit agreement, including financial covenants relating to interest coverage ratio, leverage ratio and maximum consolidated capital expenditures.

     Interest expense for both the Senior Debt and $270 million bond debt was $36.5 million and $37.5 million for the years ended December 31, 2004 and 2003, respectively. Interest expense for both the Senior Debt and the Seller Note was $39.7 million for the year ended December 31, 2002. Capitalized debt origination costs of $20.1 million are being amortized over the term of the related debt tranches and revolver. Amortization of debt origination costs for the years ended December 31, 2004, 2003 and 2002 were $6.4 million, $4.1 million and $4.5 million, respectively. Included in the 2004 amortization is $3.0 million representing the amount of unamortized debt issue costs written off related to the prior credit facility. Debt issue costs related to the December 22, 2004 Credit Agreement of $9.6 million were capitalized and will amortize over the lives of the individual instruments. Amortization during 2003 and 2002 includes the effect of debt prepayments.

     Scheduled maturities of debt are as follows at December 31, 2004:

Year ended December 31:	($ in millions)
2005	$4.0
2006	4.0
2007	4.0
2008	4.0
2009	4.0
Thereafter	675.0

Total	$695.0

     At December 31, 2004, 2003 and 2002, the fair value of the Company’s long-term bank and bond debt, based on current interest rates, approximated its carrying value.

     Capital Lease Obligations—The Company has various equipment capital leases with market rates of interest at its Brea and Everett sites in the aggregate principal amount of $2.9 million at December 31, 2004. The aggregate principal payments on capital lease obligations as of December 31, 2004 are as follows:

2005	$0.9
2006	0.8
2007	1.2

$2.9

12. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

     The Company, from time to time, may enter into interest rate swap or other financial instruments in its normal course of business for purposes other than trading. These financial instruments are used to mitigate interest rate or other risks, although to some extent they expose the Company to market risks and credit risks. The Company controls the credit risks associated with these instruments through the evaluation of the creditworthiness of the counter parties. In the event that a counter party fails to meet the terms of a contract or agreement then the Company’s exposure is limited to the current value, at that time, of the interest rate differential, not the full notional or contract amount. The Company believes that such contracts and agreements have been executed with creditworthy financial institutions. As such, the Company considers the risk of nonperformance to be remote.

     To reduce the impact of changes in interest rates on its floating rate debt, the Company entered into two interest rate swap agreements. Under these agreements, the Company exchanged floating rate interest payments for fixed rate payments periodically over the term of the swap agreements. An underlying notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to credit loss.

     The first agreement was entered into on October 4, 2000 for a notional amount of $100 million and expired on December 31, 2002. The agreement entitled the Company to pay a fixed interest rate amount of 6.51% in exchange for a variable 30-day LIBOR rate. The second agreement was entered into on October 4, 2000 for a notional amount of $200 million and expired on December 31, 2003, subject to adjustments in accordance with a schedule outlined in the agreement. The agreement entitles the Company to pay a fixed interest rate amount of 6.525%, in exchange for a variable 30-day LIBOR rate. The fair values of the 6.51% and the 6.525% swap agreements were $0 at December 31, 2003. The fair values were obtained from the institutions holding the swap agreements. As a result of the interest rate swaps, a gain of $10.3 million and $6.1 million were recorded as part of other interest income (expense) in fiscal 2003 and 2002, respectively.

     Under the new credit agreement, we have a requirement to hedge 50% of our outstanding debt balance net of the fixed rate instrument balances for two years. To comply with this requirement, we entered into an interest rate cap subsequent to year-end 2004 whereby $100 million is capped at a maximum LIBOR rate of 6%. This cap expires on January 1, 2007.

13. PENSION AND OTHER POST-RETIREMENT BENEFITS

     The Company sponsors several defined benefit pension plans covering substantially all of its employees. Benefits under defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the policy of the Company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from the Company.

     In connection with its acquisition of Aerostructures on July 2, 2003, the Company assumed the obligations of its pension and welfare benefit plans.

     The Company sponsors savings plans for several employee groups. Company contributions for non-represented participants in these plans are based on a matching of employee contributions up to 5% of eligible compensation.

     In 2003, the Company offered retirement incentive programs to its represented employees in Tennessee and Texas. Eligible employees that opted to participate in the programs received defined enhancements to their pension benefits. Employees that participated in the programs retired on or before December 31, 2003. The programs resulted in special termination benefits of $4.1 million.

     In addition, the Company provides certain healthcare and life insurance benefits for eligible retired employees. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve the Company’s right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. In 2003, the Company adopted changes to the plans for certain non-represented employees that increased the retiree cost-sharing provisions of the plan for some current retirees and for certain future retirees. In 2002, the Company adopted certain benefit changes for some of its current and future retiree groups. Premiums charged to retirees for medical coverage are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, managed care providers, coordination of benefits with other plans, and a Medicare carve-out.

     As a result of the Company’s announcement on February 26, 2004 of its plans to consolidate much of its manufacturing operations in Dallas and Grand Prairie, Texas, the Company recorded liabilities for pension and postretirement benefit plan curtailments and recognition of prior service cost of $10.9 million and special termination benefits of $12.4 million in 2004.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During 2004, the Company recognized the effects of the Act in the measure of its accumulated postretirement benefit obligation (APBO) for certain retiree groups in accordance with FASB Staff Positions No. FAS 106-1 and 106-2.

     The Company currently pays a portion of the prescription drug cost for certain retirees. The benefits for certain retirees were determined to be actuarially equivalent based on an analysis of the Company’s existing prescription drug plan provisions and claims experience as compared to the Medicare Part D prescription drug benefit that will be effective in 2006.

     Recognition of the subsidy for certain retiree groups as an offset to plan costs results in a $47.4 million reduction in the APBO at December 31, 2004. The reduction in APBO is included with other deferred actuarial gains and losses. The 2004 and subsequent net periodic postretirement benefit costs are adjusted to reflect the lower APBO. The impact on 2004 Net Periodic Benefit Cost is a reduction of $6.4 million. For other retiree groups, the impact of the potential subsidy benefit has not been calculated because those amounts could not be reasonably estimated.

     The impact of the subsidy over the next ten years is as follows:

Year ended December 31:	($ in millions)
2005	$—
2006	3.9
2007	4.0
2008	4.2
2009	4.2
2010-2014	20.7

     The Company estimates a reduction of $13.4 million in APBO in addition to the foregoing for lowered prescription drug costs and HMO premiums for certain retiree groups as a result of Medicare Part D.

     The cost to the Company of these plans is shown in the following table:

		Years Ended
Pension Benefits	December 31,
	2004	2003	2002
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$29.8	$27.5	$25.7
Interest cost	103.4	92.8	84.1
Expected return on plan assets	(121.0)	(114.4)	(110.1)
Recognized (gains) or losses	39.5	19.8	0.8
Amortization of prior service cost	1.1	0.5	0.2
Prior service cost recognized	9.3	—	—
Special termination benefits	10.8	4.1	—
Plan curtailment (gain)/loss	(5.5)	—	—

Net periodic benefit cost	$67.4	$30.3	$0.7

Defined contribution plans cost	$6.9	$6.7	$7.2

		Years Ended
Other Post-retirement Benefits	December 31,
	2004	2003	2002
	($ in millions)
Components of net periodic benefit cost:
Service cost	$6.4	$5.0	$4.2
Interest cost	39.7	36.9	33.0
Prior service cost recognized	(0.2)	—	—
Amortization of prior service cost	2.4	2.5	0.8
Amortization of net (gain)/loss	7.4	2.3	0.7
Expected return on plan assets	—	—	—
Plan curtailment (gain)/loss	7.3	—	—
Special termination benefits	1.6	—	—

Net periodic benefit cost	$64.6	$46.7	$38.7

     The following tables set forth the funded status and amounts recognized in the consolidated balance sheets for the Company’s defined benefit pension and retiree healthcare and life insurance plans. Pension plan assets consist primarily of equity securities, fixed income securities, private equity funds and cash equivalents. Pension benefit data includes the qualified plans as well as unfunded nonqualified plans for benefits provided to directors, officers and employees either beyond those provided by, or payable under, the Company’s main plans. The Company uses December 31 as its measurement date.

	Years Ended
Pension Benefits	December 31,
	2004	2003
	($ in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$1,674.6	$1,290.6
Acquisition	—	282.1
Service cost	29.8	27.5
Interest cost	103.4	92.8
Actuarial (gains) and losses	122.8	61.3
Benefits paid	(107.6)	(93.8)
Plan amendments	20.3	10.0
Curtailments	(5.5)	—
Special termination benefits	10.8	4.1

Projected benefit obligation at end of period	$1,848.6	$1,674.6

     The accumulated benefit obligation for all defined benefit pension plans was $1,770.1 million as of December 31, 2004 and $1,598.0 million as of December 31, 2003.

	Years Ended
Other Post-retirement Benefits	December 31,
	2004	2003
	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$641.0	$524.5
Acquisition	—	97.5
Service cost	6.4	5.0
Interest cost	39.7	36.9
Contributions by plan participants	3.2	1.9
Actuarial (gains) and losses	56.4	27.7
Plan amendments	1.5	(4.7)
Benefits paid	(55.4)	(47.8)
Curtailments	7.3	—
Special termination benefits	1.6	—

Benefit obligation at end of period	$701.7	$641.0

	Years Ended
Defined Benefit Pension Assets	December 31,
	2004	2003
	($ in millions)
Change in fair value of plan assets:
Plan assets at beginning of period	$1,314.8	$951.1
Acquisition	—	218.6
Actual return on assets	109.1	220.3
Contributions by employer	30.1	18.6
Benefits paid	(107.6)	(93.8)

Plan assets at end of period	$1,346.4	$1,314.8

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$(502.1)	$(359.8)

	Years Ended
Defined Benefit Pension Assets	December 31,
	2004	2003
Unrecognized actuarial loss	648.5	553.4
Unamortized prior service cost	20.6	10.7

Net amounts recognized	$167.0	$204.3

Amounts recognized in the statement of financial position:
Intangible asset	$20.7	$1.2
Accrued benefit liability—current	(27.2)	(30.5)
Accrued benefit liability—long-term	(420.7)	(282.0)
Accumulated other comprehensive loss	594.2	515.6

Net amounts recognized	$167.0	$204.3

	Years Ended
Other Post-retirement Benefits:	December 31,
	2004	2003
Change in fair value of plan assets:
Plan assets at beginning of period	$—	$—
Actual return on assets	—	—
Contributions by plan participants	3.2	1.9
Contributions by employer	52.2	45.9
Benefits paid	(55.4)	(47.8)

Plan assets at end of period	$—	$—

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$(701.7)	$(641.0)
Unamortized prior service cost	16.0	16.8
Unrecognized actuarial (gain) or loss	141.5	92.4

Net amounts recognized	$(544.2)	$(531.8)

Amounts recognized in the statement of financial position:
Accrued benefit liability—current	$(57.3)	$(54.1)
Accrued benefit liability—long-term	(486.9)	(477.7)

Net amounts recognized	$(544.2)	$(531.8)

     For pension plans with benefit obligations in excess of assets as of December 31, 2004, the projected benefit obligation was $1,848.6 million, the accumulated benefit obligation was $1,770.1 million, and the fair value of assets was $1,346.4 million. For pension plans with benefit obligations in excess of assets as of December 31, 2003, the projected benefit obligation was $1,674.6 million, the accumulated benefit obligation was $1,598.0 million, and the fair value of assets was $1,314.8 million.

     Estimated future benefit payments for the next ten years are as follows:

		Other Post-
	Pension	retirement
Estimated Future Benefit Payments:	Benefits	Benefits
	($ in millions)
2005	$109.2	$57.3
2006	113.1	56.6
2007	117.4	59.0
2008	118.5	59.7
2009	119.7	59.1
2010-2014	628.0	278.3

     The actuarial assumptions used to determine the benefit obligations at December 31, 2004 and 2003 related to the Company’s defined benefit pension and post-employment benefit plans, as appropriate, are as follows:

	Benefit Obligation
	Assumptions
	2004	2003
Weighted-average discount rate	5.75%	6.25%
Weighted-average rates of increase in future compensation	4.00%	4.00%

     The actuarial assumptions used to determine the net expense (income) related to the Company’s defined benefit pension and post-employment benefit plans for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Pension Cost Assumptions
	2004	2003	2002
Weighted-average discount rate	6.25%	6.75%	7.25%
Weighted-average expected long-term rates of return on assets	8.50%	8.50%	8.50%
Weighted-average rates of increase in future compensation levels	4.00%	4.50%	5.00%

     The discount rate is determined each year as of the measurement date, based on a review of interest rates associated with long-term high quality corporate bonds. The long-term rate of return assumption represents the expected average rate of earning on the funds invested or to be invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns.

     These assumptions were also used in retiree healthcare and life insurance benefit calculations. A significant factor used in estimating future per capita cost of covered healthcare benefits for the Company and its retirees is the healthcare cost trend rate assumption. The rate used at December 31, 2004 was 10% for 2005 and is assumed to decrease gradually to 4.5% by 2010 and remain at that level thereafter. A one-percentage point change in the healthcare cost trend rate in each year would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
	($ in millions)
Effect on total of service and interest cost components	$2.5	$(2.1)
Effect on post retirement benefit obligation	$41.6	$(35.7)

     For 2004, (i.e., as of December 31, 2003) benefit costs for retiree healthcare were calculated based on an annual growth rate of 10%, decreasing to 4.5% by 2009.

     The actual allocations for the pension assets as of December 31, 2004 and 2003, and target allocations by asset category, are as follows:

	Percentage of Plan Assets at		Target
Pension Assets	December 31,		Allocation
	2004	2003
Equity Securities	61%	61%	37% - 73%
Fixed Income Securities	29%	29%	28% - 32%
Real Estate Funds	4%	4%	4% - 6%
Private Equity Funds	3%	2%	4% - 12%
Other	3%	4%	1% - 4%

Total	100%	100%

     Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goals are to exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk and to preserve the real purchasing power of assets to meet future obligations. Liability studies are conducted on a regular basis to provide guidance in setting investment goals with an objective to balance risk. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans’ investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class. Investment guidelines are specified for each investment manager to ensure that the investments made are within parameters for that asset class. Certain investments are not permitted at any time including investment in employer securities and short sales. Both the Company and the investment manager review the investments to ensure compliance.

     In 2005, the Company expects to contribute approximately $27.2 million to its defined benefit pension plans.

14. INCOME TAXES

     In accordance with industry practice, state and local income and franchise tax provisions are included in general and administrative expenses.

     The provisions for federal income taxes differ from the U.S. statutory rate as follows:

	Years Ended
	December 31,
	2004	2003	2002
Tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
Other	0.0%	4.0%	0.2%
Change in valuation allowance	35.0%	35.3%	34.8%

Total	—%	4.3%	—%

     The deferred income taxes consisted of the following at December 31:

	2004	2003
	($ in millions)
ASSETS:
Accrued contract liabilities	$36.5	$54.9
Inventory	3.2	5.9
Accrued vacation	4.7	4.0
Pension liability	164.4	123.3
Other post retirement benefits	189.6	184.6
Net operating loss carryforwards and credits	104.0	69.8
Deferred compensation	—	3.7
Restructuring reserves	5.3	—
Other non-deductible expenses	17.6	21.7

Deferred tax assets	$525.3	$467.9

LIABILITIES:
Goodwill and intangibles	(52.1)	(58.0)
Property, plant and equipment	(46.4)	(59.3)
Other	(0.7)	(5.7)

Deferred tax liabilities	$(99.2)	$(123.0)

Net tax asset	426.1	344.9

Valuation allowance	(426.1)	(344.9)

Net deferred tax asset (liability)	$—	$—

     At December 31, 2004, the Company had the following net operating loss carryforwards for federal income tax purposes:

Balance at
December 31,
Year of Expiration	2004
($ in millions)
2010	$27.2
2011	17.5
2017	34.0
2018	45.8
2019	11.4
2020	7.0
2022	51.2
2024	97.7

Total	$291.8

     The Company has a tax credit carryforward related to alternative minimum taxes of $2.1 million. This credit is available to offset future regular taxable income and carries forward indefinitely.

     Upon acquisition of Aerostructures, the Company acquired approximately $184 million of net operating loss carryforwards. Aerostructures was liquidated into the Company in a tax free transaction in 2004.

     Due to the uncertain nature of the ultimate realization of the deferred tax assets, the Company has established a valuation allowance against these future benefits and will recognize benefits only as reassessment demonstrates they are more likely than not to be realized. The valuation allowance has been recorded in income and equity (for items of comprehensive loss) as appropriate.

15. STOCKHOLDERS’ EQUITY

     During 2001, the Company adopted the Amended and Restated Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years; however, vesting may be accelerated to as early as December 31, 2005 if certain financial targets and cash flow are achieved. Employee stock options generally provide for automatic acceleration of vesting upon a liquidity event at the Company, as defined in the 2001 Stock Option Plan. The incentive options granted to Company employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At December 31, 2004, options granted and outstanding from the 2000 Stock Option Plan to employees and directors amounted to 1,372,100 shares of which 1,099,950 are vested and exercisable. Additionally, the Company modified the terms of outstanding stock option awards to one employee and three employees who retired during fiscal 2003 and 2002, respectively. As a result of these modifications the Company recorded $1.8 million and $0 as compensation expense in fiscal 2003 and 2002, respectively.

     In connection with the acquisition of Aerostructures in 2003, Vought assumed a similar stock option plan maintained by Aerostructures (the “2003 Stock Option Plan”). Outstanding options granted under that plan, which had been fully vested pursuant prior to the acquisition, were exchanged for 217,266 of Vought stock options. No new options have been granted under the 2003 Stock Option Plan. At December 31, 2004, options granted and outstanding from the 2003 Stock Option Plan amounted to 209,708, and all are fully vested.

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

     A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Fair value
		Exercise	at the Date
	Options	Price	of Grant
Options outstanding at December 31, 2001	1,109,500	$10.00
Options granted	156,100	$10.00	$1.57
Options forfeited	(23,000)	$10.00
Options exercised	—	—

Options outstanding at December 31, 2002	1,242,600	$10.00

Options granted	217,266	$10.39	$23.58
Options forfeited	(14,400)	$10.00
Options exercised	(1,200)	$10.00

Options outstanding at December 31, 2003	1,444,266	$10.06

Options granted	153,600	$32.33	$7.57
Options forfeited	(12,558)	$12.36
Options exercised	(3,500)	$10.00

Options outstanding at December 31, 2004	1,581,808	$12.20

Options exercisable at December 31, 2004	1,309,658	$11.28

Weighted average remaining contractual life at December 31, 2004	6.3 years

Employee Stock Purchase Plan

     The Company adopted an Employee Stock Purchase Plan, which provides certain employees and independent directors the opportunity to purchase shares of the Company’s stock at its estimated fair value. Certain employee stock purchases are eligible for financing by the Company through stockholder notes. Stockholder loans, including interest at 6.09%, are due after 7 years, or upon specified events occurring. During 2000, 95,335 shares were sold to employees for cash and 227,605 shares were sold for notes at a price of $10 per share. During 2001, 123,025 shares were sold to employees for cash and 5,000 shares were sold for notes at a price of $10 per share. During 2002, 5,000 shares were sold for cash at a price of $10 per share. No shares have been sold through the plan since 2002.

16. ENVIRONMENTAL CONTINGENCIES

     Environmental liabilities are accrued when the Company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is better than another, the minimum amount in the range is recorded.

     The acquisition agreement between Northrop Grumman Corporation and the Company transferred certain pre-existing (as of July 24, 2000) environmental liabilities to the Company. The Company is liable for the first $7.5 million and 20% of the amount between $7.5 million and $30 million for environmental costs incurred relating to pre-existing matters as of July 24, 2000. Pre-existing environmental liabilities exceeding the $12 million limit remain the responsibility of Northrop Grumman Corporation under the terms of the acquisition agreement, to the extent identified within 10 years from the acquisition date. In the future, to the extent environmental remediation is required for hazardous materials including asbestos, urea formaldehyde foam insulation or lead-based paints, used as construction materials in, on, or otherwise affixed to structures or improvements on property acquired from Northrop Grumman Corporation, the Company would be responsible. The Company has no material outstanding or unasserted asbestos, urea formaldehyde foam insulation or lead-based paints liabilities including on property acquired from Northrop Grumman Corporation. The Company has an accrual of $5.8 million and $8.5 million for environmental costs at December 31, 2004 and 2003, respectively.

     The Nashville, Tennessee facility was acquired from Textron Inc. in 1996. In connection with that acquisition, Textron agreed to indemnify up to $60 million against any pre-closing environmental liabilities with regard to claims made within ten years of the date on which the facility was acquired, including with respect to a solid waste landfill located onsite that was closed pursuant to a plan approved by the Tennessee Division of Solid Waste Management. While there are no currently pending environmental claims relating to the Nashville facility, there is no assurance that environmental claims will not arise after the expiration of the Textron indemnity in 2006, or that Textron will satisfy its indemnity obligations with respect to any environmental claims that are made before the indemnity expires.

17. RISK CONCENTRATIONS

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

     The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s banking relationships. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Sales to Airbus, Boeing, and Gulfstream were $170.2 million, $711.0 million, and $167.8 million, respectively, for the year ended December 31, 2004, $73.4 million, $876.3 million and $143.7 million, respectively, for the year ended December 31, 2003, and $0 million, $971.9 million and $142.7 million, respectively, for the year ended December 31, 2002. Included in trade accounts receivable for Boeing, Gulfstream and Airbus is approximately $37.8 million, $40.0 million and $20.6 million due from these customers at December 31, 2004, respectively. Included in trade accounts receivable for Boeing, Gulfstream and Airbus are approximately $36.5 million, $42.5 million and $12.0 million due from these customers at December 31, 2003, respectively.

     We are highly dependent on the availability of essential materials and parts from our suppliers. We are dependent upon the ability of our suppliers to provide material that meets specifications, quality standards, delivery schedules and anticipated costs. We are experiencing delays in the receipt of metallic raw materials common with overall capacity constraints across the industry. Based upon market conditions and industry analysis we expect these delays to continue well into 2006 as metallic (aluminum) raw material production capability adjusts to the industry upturn, increased China infrastructure demand, and increased aluminum usage in an ever wider range of consumer products. Although these delays have the potential to affect cost and production schedules, we do not anticipate these effects will have a material impact on cash flows or results of operations.

     Suppliers’ failure to provide acceptable raw materials, components, kits and subassemblies would adversely affect our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with such supply base reliance. We are dependent on third parties for all information technology services. To a lesser extent, we also are exposed to fluctuations in the prices of certain commodities, such as electricity, natural gas and aluminum.

     As of December 31, 2004, 46% of the Company’s employees are represented by various labor unions. Approximately 72% of the union membership is represented by the United Automobile, Aerospace and Agricultural Implement Workers of America at the Dallas, Texas facility. This union contract is in effect through September 30, 2007. Of the remaining union contracts, the two that cover the production and maintenance units are in effect at least through 2007 with the remaining contract that covers approximately 30 security workers in Dallas expiring on October 2, 2005.

18. RELATED PARTY TRANSACTIONS

     A management agreement between the Company and its principal stockholder, The Carlyle Group, requires the Company to pay an annual fee of $2.0 million for various management services. The Company paid fees and allowable expenses of $2.1 million in 2004 and $2.0 million in each of 2003 and 2002. In addition, we paid TC Group L.L.C. fees of $3.5 million, $2.5 million and $0 million in 2004, 2003 and 2002, respectively, in connection with investment banking and financial advisory services.

     After the Company’s separation from Northrop Grumman at July 24, 2000, the Company contracted with Logicon, a Sector of Northrop Grumman for Information Technology Services, for which the Company incurred $70.0 million, $43.7 million and $44.4 million in 2004, 2003, and 2002, respectively. Northrop Grumman subleased office and production space from Vought in Dallas, Texas and Hawthorne, California, for $3.4 million, $5.3 million and $6.1 million in 2004, 2003, and 2002, respectively.

     Upon retirement of two officers during 2002, the Company modified an agreement in order to provide for the future forgiveness of their stock purchase indebtedness of $1.0 million plus accrued interest if a liquidity event (as defined) occurs.

19. OTHER COMMITMENTS AND OTHER CONTINGENCIES

     The Company has reached a preliminary agreement with Boeing to develop a new manufacturing site for the Boeing 787 Dreamliner commercial aircraft program, and in connection with that program, the Company is in the process of finalizing a joint venture with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA, called Global Aeronautica, LLC. The Company and Alenia will each have a 50% stake in the joint venture, which will combine the two companies’ respective 787 program fuselage products to deliver an integrated product to Boeing. The Company will be the sole-source supplier of the aft fuselage for Boeing’s 787 program under a contract that currently is under negotiation. The Company’s funding requirement for the 787 program is expected to be approximately $140 million for investment and approximately $50 million for working capital, with significant additional funding to come from other sources. The Company’s investment in the 787 program primarily will be in tooling and capital expenditures, design and engineering, and a cash contribution to the joint venture of approximately $20 million in total over the next several years. During fiscal 2004, the Company spent approximately $23.0 million for proposing, pre-contract engineering and nonrecurring efforts associated with the 787 program. These amounts have been included in selling, general and administrative expenses on the consolidated statement of operations.

     The Company’s total investment in the 787 program and its facility consolidation and modernization plan is expected to be approximately $876 million. The majority of the funding requirement is expected to be financed by cash currently on hand, proceeds from the new credit facilities, sale-leaseback and operating lease arrangements, state grants and other sources. The remaining funding requirements, estimated at $50 to $100 million, are expected to be met by cash flow from operations.

     The Company has severance arrangements with key executives in the event that they are terminated under certain circumstances. In addition, a rabbi trust was established in 2000 for key executives. The Company’s stock held in the trust is recorded at historical cost, and the corresponding deferred compensation liability is recorded at the current fair value of the Company’s stock. Stock held in the rabbi trust is classified in equity as “shares held in rabbi trust.” The Company recorded Stock Compensation in 2003 of $4.2 million. There was no difference in the historical cost and the fair value of the deferred compensation liability at December 31, 2004 and December 31, 2002.

     From time to time, the Company is involved in various legal proceedings arising out of the ordinary course of business. None of the matters in which the Company is currently involved, either individually, or in the aggregate, is expected to have a material adverse effect on the Company’s business or financial condition, results of operations or cash flows.

     The Company operates in a highly regulated industry that subjects the Company to various audits, reviews and investigations by several U.S. governmental entities. Currently, the Company is not aware of any significant on-going audits, reviews or investigations which it believes would materially impact the Company’s results of operations or financial condition.

20. GUARANTOR SUBSIDIARIES

     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by the Company’s wholly owned “100% owned” subsidiaries. Summarized financial information of the Company and its subsidiary is presented below:

Consolidating Balance Sheet
December 31, 2004
($ in millions)

		Guarantor	Intercompany
	Vought (1)	Subsidiary (1)	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$128.6	$0.3	$—	$128.9
Trade and other receivables	112.1	11.1		123.2
Intercompany receivable	19.6	3.2	(22.8)	—
Inventories	266.6	12.7		279.3
Other current assets	6.8	0.4		7.2

Total current assets	533.7	27.7	(22.8)	538.6
Property, plant and equipment, net	395.7	12.0		407.7
Goodwill, net	464.0	63.7		527.7
Identifiable intangible assets, net	91.5	—		91.5
Investment in affiliated company	74.9	—	(74.9)	—
Debt origination costs, net and other assets	23.4	0.1		23.5

Total assets	$1,583.2	$103.5	$(97.7)	$1,589.0

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$97.4	$3.3		$100.7
Accrued and other liabilities	88.4	1.6		90.0
Accrued payroll and employee benefits	50.2	1.2		51.4
Accrued postemployment benefits - current	57.3	—		57.3
Accrued pension - current	27.2	—		27.2
Current portion of long-term debt	4.0			4.0
Intercompany payable	3.2	19.6	(22.8)	—
Capital lease obligations	—	0.9		0.9
Accrued contract liabilities	142.0	—		142.0

Total current liabilities	469.7	26.6	(22.8)	473.5

Long-term liabilities:
Accrued postemployment benefits	486.9	—	—	486.9
Accrued pension	420.7	—		420.7
Long-term bank debt, net of current portion	421.0	—		421.0
Long-term bond debt	270.0	—		270.0
Long-term capital lease obligations	—	2.0		2.0
Other non-current liabilities	69.4	—		69.4

Total liabilities	2,137.7	28.6	(22.8)	2,143.5

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 25,015,552 issued and outstanding in 2004	0.3			0.3
Additional paid-in capital	418.0	80.3	(80.3)	418.0
Shares held in rabbi trust	(1.9)	—		(1.9)
Stockholders’ loans	(2.3)	—		(2.3)
Accumulated deficit	(374.4)	(5.4)	5.4	(374.4)
Accumulated other comprehensive loss	(594.2)	—		(594.2)

Total stockholders’ equity (deficit)	(554.5)	74.9	(74.9)	(554.5)

Total liabilities and stockholders’ equity (deficit)	$1,583.2	$103.5	$(97.7)	$1,589.0

(1)	Effective January 1, 2004 the Company implemented a corporate reorganization of its Aerostructures subsidiary. Pursuant to the reorganization, Aerostructures incorporated a new subsidiary, entitled Contour Aerospace Corporation, a Delaware corporation (‘‘Contour’’). Then, Aerostructures contributed its Everett, Washington facility and Brea, California facility to Contour. Contemporaneous with the contribution of these assets and operations to Contour, Aerostructures merged with and into Vought Aircraft Industries, Inc., so that the remaining operating assets of Aerostructures are integrated with the ongoing operations of Vought. As a result of the reorganization, beginning in 2004, Aerostructures does not exist as a separate corporate entity and Contour is a direct subsidiary of Vought. Under the 8% Senior Notes due 2011, Contour is a guarantor on a fully and unconditionally and jointly and severally on a senior unsecured basis.

Consolidating Balance Sheet
December 31, 2003
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$106.4	$—	$—	$106.4
Trade and other receivables	92.6	21.9		114.5
Intercompany receivable	—	13.6	(13.6)	—
Inventories	162.7	34.6		197.3
Other current assets	4.9	1.5		6.4

Total current assets	366.6	71.6	(13.6)	424.6
Property, plant and equipment, net	319.1	95.0		414.1
Goodwill, net	96.7	431.0		527.7
Identifiable intangible assets, net	56.3	58.6		114.9
Investment in affiliated company	413.9	—	(413.9)	—
Debt origination costs, net and other assets	18.3	0.1		18.4

Total assets	$1,270.9	$656.3	$(427.5)	$1,499.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$37.4	$16.9		$54.3
Accrued and other liabilities	62.2	17.5	(2.0)	77.7
Accrued payroll and employee benefits	41.9	4.5		46.4
Accrued postemployment benefits — current	43.8	10.3		54.1
Accrued pension — current	30.5			30.5
Intercompany payable	13.6	—	(13.6)	—
Capital lease obligations	—	1.2		1.2
Accrued contract liabilities	154.1	38.5		192.6

Total current liabilities	383.5	88.9	(15.6)	456.8

Long-term liabilities:
Accrued postemployment benefits	392.5	85.2		477.7
Accrued pension	215.0	67.0		282.0
Long-term bank debt	295.9	—		295.9
Long-term bond debt	270.0	—		270.0
Long-term capital lease obligations	—	3.3		3.3
Other non-current liabilities	36.9	—		36.9

Total liabilities	1,593.8	244.4	(15.6)	1,822.6

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 25,012,052 issued and outstanding in 2003	0.3			0.3
Additional paid-in capital	418.0	415.6	(415.6)	418.0
Shares held in rabbi trust and CMG escrow	(3.9)	(2.0)	2.0	(3.9)
Stockholders’ loans	(2.3)	—		(2.3)
Accumulated deficit	(219.4)	(1.7)	1.7	(219.4)
Accumulated other comprehensive loss	(515.6)	—		(515.6)

Total stockholders’ equity (deficit)	(322.9)	411.9	(411.9)	(322.9)

Total liabilities and stockholders’ equity (deficit)	$1,270.9	$656.3	$(427.5)	$1,499.7

Consolidating Statement of Operations
Twelve Months Ended December 31, 2004
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$1,152.0	$71.5	$(8.8)	$1,214.7

Costs and expenses
Cost of sales	971.8	64.5	(8.8)	1,027.5
Selling, general and administrative expenses	268.9	4.7		273.6
Intangible impairment charge	26.0			26.0

Total costs and expenses	1,266.7	69.2	(8.8)	1,327.1

Operating income (loss)	(114.7)	2.3	—	(112.4)

Other income (expense)
Interest income	2.4	—		2.4
Interest expense	(44.8)	(0.4)		(45.2)
Equity in income of consolidated subsidiaries	1.9	—	(1.9)	—

Income (loss) before income taxes	(155.2)	1.9	(1.9)	(155.2)

Income taxes	0.2	—	—	0.2

Net income (loss)	$(155.0)	$1.9	$(1.9)	$(155.0)

Consolidating Statement of Operations
Twelve Months Ended December 31, 2003

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$1,082.2	$127.0	$(0.4)	$1,208.8

Costs and expenses
Cost of sales	904.6	108.1	(0.4)	1,012.3
Selling, general and administrative expenses	214.3	20.3		234.6

Total costs and expenses	1,118.9	128.4	(0.4)	1,246.9

Operating loss	(36.7)	(1.4)	—	(38.1)

Other income (expense)
FAS 133 non-cash income (expense) — interest rate swaps	10.3	—		10.3
Interest income	2.1	—		2.1
Interest expense	(42.1)	(0.3)		(42.4)
Equity in losses of consolidated subsidiaries	(1.7)	—	1.7	—

Loss before income taxes	(68.1)	(1.7)	1.7	(68.1)

Income taxes	(2.3)	—	—	(2.3)

Net loss	$(70.4)	$(1.7)	$1.7	$(70.4)

Consolidating Statement of Operations
Twelve Months Ended December 31, 2002

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$1,200.7			$1,200.7

Costs and expenses
Cost of sales	1,051.9			1,051.9
Selling, general and administrative expenses	186.8			186.8
Intangible impairment charge	5.9			5.9

Total costs and expenses	1,244.6	—	—	1,244.6

Operating loss	(43.9)	—	—	(43.9)

Other income (expense)
FAS 133 non-cash income (expense) - interest rate swaps	6.1			6.1
Interest income	2.3			2.3
Interest expense	(44.2)			(44.2)

Loss before income taxes	(79.7)	—	—	(79.7)

Income taxes	—	—	—	—

Net loss	$(79.7)	$—	$—	$(79.7)

Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2004
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net income (loss)	$(155.0)	$1.9	$(1.9)	$(155.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	91.5	4.1		95.6
Loss from asset sales	4.7	—		4.7
Intangible impairment charge	26.0	—		26.0
Income from investment in consolidated subsidiaries	(1.9)	—	1.9	—
Changes in current assets and liabilities:
Accounts receivable	(2.6)	(6.1)		(8.7)
Intercompany accounts receivable	(13.8)	(3.2)	17.0	—
Inventories, net of advance and progress billings	(82.4)	0.4		(82.0)
Other current assets	(0.6)	—		(0.6)
Accounts payable, trade	49.9	(3.5)		46.4
Intercompany accounts payable	3.2	13.8	(17.0)	—
Accrued payroll and employee benefits	4.8	0.2		5.0
Intercompany transactions	0.4	(0.4)		—
Accrued and other liabilities	13.8	0.4		14.2
Accrued contract liabilities	(46.3)	(4.3)		(50.6)
Other assets and liabilities — long-term	79.2	—		79.2

Net cash (used in) provided by operating activities	(29.1)	3.3	—	(25.8)

Investing activities
Capital expenditures	(68.2)	(1.4)		(69.6)

Net cash used in investing activities	(68.2)	(1.4)	—	(69.6)

Financing activities
Proceeds from long-term bank debt	425.0			425.0
Payments on long-term bank debt	(295.9)			(295.9)
Payments on capital leases	—	(1.6)		(1.6)
Payment of debt origination cost	(9.6)			(9.6)

Net cash provided by (used in) financing activities	119.5	(1.6)	—	117.9

Net increase in cash and cash equivalents	22.2	0.3	—	22.5
Cash and cash equivalents at beginning of period	106.4	—	—	106.4

Cash and cash equivalents at end of period	$128.6	$0.3	$—	$128.9

Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2003

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net loss	$(70.4)	$(1.7)	$1.7	$(70.4)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation & amortization	65.2	11.3		76.5
Loss from asset sales	2.0			2.0
Stock compensation expense	11.1			11.1
Non-cash (income) - interest rate swaps	(10.3)			(10.3)
Losses from investment in consolidated subsidiaries	1.7		(1.7)	—
Changes in current assets and liabilities:
Accounts receivable	(5.9)	6.3		0.4
Intercompany accounts receivable	—	(13.6)	13.6	—
Inventories, net of advance and progress billings	40.0	(12.2)		27.8
Other current assets	(0.3)	(1.5)		(1.8)
Accounts payable, trade	(0.9)	3.5		2.6
Intercompany accounts payable	13.6	—	(13.6)	—
Accrued payroll and employee benefits	(4.3)	0.5		(3.8)
Accrued and other liabilities	(8.2)	1.7		(6.5)
Accrued contract liabilities	49.8	6.2		56.0
Other assets and liabilities — long-term	13.7	1.5		15.2

Net cash provided by operating activities	96.8	2.0	—	98.8

Investing activities
Cash paid for acquisition	(183.2)			(183.2)
Capital expenditures	(32.6)	(2.0)		(34.6)

Net cash used in investing activities	(215.8)	(2.0)	—	(217.8)

Financing activities
Payments on long-term bank debt	(99.7)			(99.7)
Payment of debt origination cost	(13.5)			(13.5)
Proceeds from long-term debt/bond debt	270.0			270.0

Net cash provided by financing activities	156.8	—	—	156.8

Net increase in cash and cash equivalents	37.8	—	—	37.8
Cash and cash equivalents at beginning of period	68.6	—		68.6

Cash and cash equivalents at end of period	$106.4	$—	$—	$106.4

Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2002

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net loss	$(79.7)			$(79.7)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation & amortization	67.9			67.9
Loss from asset sales	5.4			5.4
Intangible impairment charge	5.9			5.9
Non-cash (income) - interest rate swaps	(6.1)			(6.1)
Changes in current assets and liabilities:
Accounts receivable	53.1			53.1
Inventories, net of advances and progress billings	115.9			115.9
Other current assets	(2.7)			(2.7)
Accounts payable, trade	2.6			2.6
Accrued payroll and employee benefits	(33.4)			(33.4)
Accrued and other liabilities	6.9			6.9
Accrued contract liabilities	43.4			43.4
Other assets and liabilities — long-term	(12.4)			(12.4)

Net cash provided by operating activities	166.8			166.8

Investing activities
Capital expenditures	(21.1)			(21.1)
Proceeds from asset sales	0.3			0.3

Net cash used in investing activities	(20.8)			(20.8)

Financing activities
Payments on long-term bank debt	(109.4)			(109.4)
Proceeds from issuance of common stock to employees	0.1			0.1

Net cash used in financing activities	(109.3)			(109.3)

Net increase in cash and cash equivalents	36.7			36.7
Cash and cash equivalents at beginning of period	31.9			31.9

Cash and cash equivalents at end of period	$68.6			$68.6

21. QUARTERLY FINANCIAL INFORMATION, UNAUDITED ($ IN THOUSANDS)

	Quarter ended
	December 31,	September 26,	June 27,	March 28,
2004	2004 (b)	2004	2004	2004
Revenues	$330.3	$295.3	$294.2	$294.9
Operating loss	(61.0)	(31.6)	(5.3)	(14.5)
Net loss	$(74.9)	$(41.6)	$(14.8)	$(23.7)

	Quarter ended
	December 31,	September 28,	June 29,	March 30,
2003	2003(a) (c)	2003(a)	2003	2003
Revenues	$357.0	$314.1	$274.2	$263.5
Operating income (loss)	(43.5)	0.1	9.6	(4.3)
Net income (loss)	$(55.4)	$(10.5)	$5.3	$(9.8)

a)	On July 2, 2003, the Company acquired all of the outstanding stock of TA Acquisitions Holdings, Inc. and its wholly owned subsidiary, the Aerostructures Corporation. Accordingly, the financial statements reflect the results of operations of the acquired entities since the respective dates of acquisition. The acquisition effects the comparability of the financial data for the periods presented.

b)	Includes the 4th quarter intangible asset impairment charge of $26.0 million, restructuring charges of $13.0 million related to the ongoing site consolidation project and a $3.0 million charge from the write off of unamortized debt issue costs related to the prior credit facility.

c)	Forward losses of $80.8 million were recorded during the three months ended December 31, 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

Item 9A. Controls and Procedures

     Under the supervision and with the participation of the Chief Executive Officer and President, and the Executive Vice President and Chief Financial Officer, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In conjunction with its evaluation, management has communicated its findings to the Audit Committee of the Board of Directors.

Item 9B. Other Information

  None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

     Set forth below are the names, ages and positions of our directors and executive officers as of the date of this annual report. No family relationship exists between any of our directors or executive officers.

Name	Age	Position
Tom Risley	54	President & CEO, Director
Lloyd R. “Skip” Sorenson	43	Executive Vice President & CFO
Cletus Glasener	46	Vice President, Controller & Treasurer
Randy Smith	50	Vice President & Chief Administrative Officer
Judith Northup	54	Vice President, Office of the President
W. Bruce White, Jr.	56	Vice President, General Counsel & Secretary
William McKenna	46	Sr. Vice President, Operations
Vernon Broomall	60	Vice President & Chief Technology Officer
Erich Smith	56	Sr. Vice President, Program Management and Business Development
Kenneth Cannestra	74	Director
Peter Clare	39	Director
Thomas Corcoran	60	Director
Allan Holt	53	Director
Ian Massey	54	Director
William McMillan	70	Director
Adam Palmer	32	Director
David Squier	59	Director
Sam White	62	Director
Gordon Williams	72	Director

     Tom Risley has been a Director since 2002 and our President and Chief Executive Officer since January 2002. In February 2005, Mr. Risley was elected as Chairman of the Board. Most recently, Mr. Risley was Vought’s Corporate Executive Vice President and Chief Operating Officer. He has had overall responsibility for day-to-day operations of Vought since it was acquired by CPIII and its affiliates in July 2000. He was named Chief Operating Officer and Corporate Senior Vice President when the company was formed from the commercial aerostructures segment of Northrop Grumman Corporation. While part of Northrop Grumman, Mr. Risley was Vice President and Integrated Product Team Leader of Boeing Commercial Programs. Assigned that role in September 1999, he was responsible for all aspects of Boeing’s commercial programs, including new business development. Before that assignment, he was Vice President of Empennage and Control Surfaces Programs for Northrop Grumman’s Commercial Aircraft Division. Mr. Risley serves on the Aerospace Industries Association board of governors and executive committee, the March of Dimes of North Texas executive board, and the North Texas Food Bank advisory board.

     Lloyd R. “Skip” Sorenson has been named the Company’s Vice President and Chief Financial Officer and joined the executive staff on January 3, 2005. Mr. Sorenson is responsible for all of the company’s financial and business management functions, including creation and implementation of financial strategy, control and accounting policy, treasury, risk management and insurance, budgets, and financial and economic planning and analysis. Mr. Sorenson comes to Vought from Dell Computer Corporation, where he was the Controller, Corporate Business Group. He joined Dell in 1999. Previously, he worked for Allied Signal Corporation (1997-1999) and McDonnell Douglas Corporation (1990-1997) where he held progressively increasing responsibility within Finance, up to and including Vice-President, Finance-Division CFO, Aerospace Equipment Systems for Allied Signal Corporation in Torrance, CA. Mr. Sorenson began his career at Newport News Shipbuilding, where his final responsibility was controller, manufacturing. He is a member of Financial Executives International.

     Cletus Glasener has been our Vice President, Controller and Treasurer since July 2000. Mr. Glasener is responsible for all controllership, treasury operations, pension and employee savings plan trust management. While part of Northrop Grumman, he was the Director of Financial Reporting, Planning and Analysis for Northrop Grumman’s Integrated Systems and Aerostructures Sector. Mr. Glasener has been with Vought and its predecessor companies since 1985. Mr. Glasener is a Certified Public Accountant, Certified Management Accountant and Certified in Financial Management. He is currently on the Board of Directors of the United Way of Tarrant County. He is a member of Financial Executives International.

     Randy Smith was named Vice President and Chief Administrative Officer in February 2005. In this role, Mr. Smith is responsible for human resources, security, EEO/affirmative action, communications, community relations, health, safety, environmental affairs and customer, government and industry relations. Mr. Smith had served, since 2002, as our Vice President, Business Management. Previously, Mr. Smith served as Director, Integration and Strategy Development.

     Judith Northup was named Vice President, Office of the President in February 2005; responsible for the South Carolina site activation project. Ms. Northup had served as Vice President and Chief Administrative Officer since April 2004. Previously she was Vice President, Human Resources, Administration and Information Services as well as Vice President, Materiel. In 1999, Ms. Northup was Sector Vice President — Materiel for Northrop Grumman’s Integrated Systems and Aerostructures Sector. In 1997, she was appointed Vice President — Materiel for Northrop Grumman’s Commercial Aircraft Division.

     W. Bruce White, Jr. has been our Vice President and General Counsel since July 2000 and has been with us since 1981. Effective April 2004, Mr. White has the added responsibility for corporate governance, including our internal audit function. He is a member of the bar in Maryland, Texas, Virginia and the District of Columbia, and is a member of the American Bar Association. Mr. White was a communications officer aboard the USS Borie and as a two-year Navy veteran, he achieved the rank of lieutenant, junior grade.

     William McKenna was named Senior Vice President, Operations in April 2004. Mr. McKenna is responsible for assembly, bonding and fabrication operations, manufacturing controls, tool fabrication, and our site restructure and consolidation plans. Previously, Mr. McKenna was Vice President, Site Operations. Mr. McKenna has held significant manufacturing vice president level positions since 1997.

     Vernon Broomall was named Vice President and Chief Technology Officer in April 2004. Mr. Broomall is responsible for all aspects of quality and engineering, including manufacturing engineering, as well as technology research and development. Additionally, he is responsible for our information technology and technology business development. Previously Mr. Broomall was Vice President for Quality, Engineering and Technology. Mr. Broomall also served as Vice President and Integrated Product Team Leader for The Commercial Programs unit of Northrop Grumman’s Aerostructures business segment, where he was responsible for nacelle products and the Gulfstream V Wing Program. Mr. Broomall served as an Air Force officer for seven years and separated with the rank of captain.

     Erich Smith was named Senior Vice President, Program Management and Business Development in April 2004. Mr. Smith is responsible for the quality, schedule production and profit of all of Vought’s programs as well as the capture of new business. Previously, as part of Northrop Grumman’s Aerostructures business segment, he was Vice President and Integrated Product Team Leader for Military Programs. Before that, he was Program Director of the C-17 and Support Programs for Northrop Grumman’s Commercial Aircraft Division.

     Kenneth Cannestra has been a Director since 2000. Mr. Cannestra has been a private consultant to the aeronautic, aerospace and electronic industries since 1996. From 1995 to the end of 1996 he was also a senior advisor with Lockheed Martin, following his retirement as Group President—Aeronautical Systems (ASG), Lockheed Corporation. Mr. Cannestra is a retired captain in the U.S. Naval Reserve. He currently is on the Board of Directors of Zero Haliburton, Inc.

     Peter Clare was elected as a Director in February 2005. Mr. Clare is currently a Partner and Managing Director of Carlyle, as well as head of Carlyle’s Global Aerospace, Defense, Technology and Business/Government Services group. Mr. Clare has been with Carlyle since 1992, and currently serves on the Boards of Directors of Aviall, Inc., Avio S.p.A., United Defense Industries, Inc., Standard Aero Holdings, Piedmont Holdings and Taiwan Broadband Communications. Mr. Clare replaced Leslie Armitage who resigned as a Director in January 2005 to pursue other business interests in her continuing role at Carlyle and had been a Director since 2000.

     Thomas Corcoran has been a Director since 2002. Mr. Corcoran was President and CEO of Gemini Air Cargo, Inc., which is owned by Carlyle, from 2001 to 2004. He is currently a director of Gemini Air Cargo. He is also President of Corcoran Enterprises, LLC, a management-consulting firm and in this capacity, has a relationship with The Carlyle Group where he is a Senior Advisor. Previously, he was President and CEO of Allegheny Teledyne and prior to that he was President and COO of Lockheed Martin’s Electronics Sector from 1995 to 1999. He is a member of the Board of Trustees of Stevens Institute of Technology and has also been a trustee at Worcester Polytechnic Institute. Mr. Corcoran also is a member of the Boards of Directors of L-3 Communications Holdings, Inc., United Industrial Corporation, and REMEC, Inc. He was selected in 1998, 1999 and 2000 for Irish America Magazine’s “Business 100.”

     Allan Holt has been a Director since 2000. Mr. Holt has been a Partner and Managing Director of Carlyle, focused on U.S. buyout opportunities in aerospace, defense, government services and information technologies sectors since 1991. He is currently co-head of the U.S. Buyout group. Prior to joining Carlyle, Mr. Holt spent three and a half years with Avenir Group, Inc., an investment and advisory group that acquired equity positions in small and medium-sized companies and provided active management support to its acquired companies. Mr. Holt is the Chairman of the Board of Directors of The Relizon Company. He also serves on the Boards of Directors of Aviall, Inc. and several privately-held companies.

     Ian Massey has been a Director since 2001. Mr. Massey has been a qualified management accountant since 1979. In September 2001, Mr. Massey joined Republic Financial Corporation as President of the Aircraft and Portfolio Group and was promoted to the position of Executive Vice President of the company in September 2004. From January 1980 to December 1990, Mr. Massey served in a variety of financial positions with British Aerospace in the UK. From January 1991 to February 2001, Mr. Massey was Financial Controller of Airbus Industrie having been appointed by its Supervisory Board in January 1991.

     William McMillan has been a Director since 2000. Mr. McMillan has been retired since March 2003. Formerly, he was Executive Vice President and Chief Financial Officer of Vought, a position he held since July of 2000. From 1994 to 1997, he served as Vice President — Business Management for Northrop Grumman’s Commercial Aircraft Group. Mr. McMillan also served on the Board of MLRS International Corporation from 1984 to 1991.

     Adam Palmer has been a Director since 2000. Mr. Palmer has been a Managing Director of Carlyle, focused on U.S. buyout opportunities in the aerospace, defense and information technology sectors since 2004. Prior to joining Carlyle in 1996, Mr. Palmer was with Lehman Brothers focusing on mergers, acquisitions and financings for defense electronics and information services companies. Mr. Palmer also serves on the Boards of Directors of Piedmont Holdings, Standard Aero Holdings, Grand Vehicle Works, LLC, Avio S.p.A. and US Investigations Services, Inc.

     David Squier has been a Director since 2000. Mr. Squier has been a consultant and advisor to Carlyle since 2000. He retired from Howmet Corporation in October 2000 where he served as President and Chief Executive Officer since 1992. As Chief Executive Officer, he was responsible for the operations of an organization with more than $1.5 billion in annual sales and some 29 manufacturing facilities in five nations. He is the Chairman of the Board of Directors of United Components, Inc. and Firth Rixson plc, and a Director of Avio SpA. Mr. Squier had been a member of the Board of Directors of Howmet Corporation since 1987, until his retirement.

     Sam White has been a Director since 2000. Mr. White has been retired since 2000. Formerly, he served as Director of Procurement and International Business Operations for the Boeing Company from 1990 to 2000. In his former position, he oversaw the procurement of major structure end items and assemblies from suppliers throughout the world. He also played an integral role in the development of Boeing Commercial’s global procurement strategy. From 1990 to 2000, Mr. White led the strategic process at Boeing for procurement of all major structures on a global basis.

     Gordon Williams has been a Director since 2000 and was Chairman of the Board from January 2002 to February 2005. He previously served as Vought’s President and Chief Executive Officer from July 2000 until January 2002 when he retired and was elected Chairman of the Board. He was formerly a Corporate Vice President and General Manager of Northrop Grumman Corporation’s Commercial Aircraft Division. Mr. Williams serves on the Board of Directors for Coherent Technologies, Inc., and is a trustee of the Transylvania Community Hospital in Brevard, NC.

Committees of the Board of Directors

     We have 11 directors. Each director is elected to serve until a successor is elected.

     Audit committee. The audit committee reviews our various accounting, financial reporting and internal control functions and is directly responsible for the appointment, termination, compensation, and oversight of the work of the independent auditors (including the resolution of disagreements between management and the independent auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The audit committee participates in the review of certain plans and results of any selected independent public accountants, approves the scope of professional services provided by such independent public accountants and reviews the independence of the independent public accountants. The audit committee also reviews the adequacy of our internal accounting controls. The Board of Directors has designated Ian Massey as the audit committee financial expert. Ian Massey has been determined to be an independent director. Other directors on this committee are: Adam Palmer, David Squier, and Sam White.

     Compensation committee. The compensation committee is responsible for approving the compensation strategies for Vought and for determining the compensation of the executive officers. The compensation committee also administers any equity based compensation plans maintained by Vought.

     Compensation committee interlocks and insider participation. Tom Risley is the only current employee who is a member of the compensation committee. He does not vote on his own compensation.

     Executive committee. The executive committee, while the Board of Directors is not in session, is responsible for appointing officers and agents of Vought and determining questions of general policy regarding the business of Vought, among other things. Directors on this committee are: Gordon Williams, Allan Holt, William McMillan, and Tom Risley.

     Investment committee. The investment committee is responsible for supervising management of investments held by the benefit plans of Vought. The directors on this committee are: William McMillan, Thomas Corcoran, and Sam White.

Compensation of Directors

     The outside directors, Ken Cannestra, Ian Massey, William McMillan, Thomas Corcoran, Sam White, Gordon Williams and David Squier, each receive cash compensation of $20,000 per year. With the exception of Messrs. McMillan and Williams, the outside directors also received 5,000 options for common stock shares and the opportunity to purchase an additional 5,000 shares for their service as members of the Board of Directors. We use the term outside directors to refer to directors who are not currently officers of Vought or Carlyle. All of the Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings and other work associated with their service on the Board of Directors. We do not maintain medical, dental or retirement benefits plans for these directors. The remaining directors, Allan Holt, Adam Palmer, Peter Clare and Tom Risley, are employed by Carlyle or the Company, and are not separately compensated for their service as directors but will be reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings and other work associated with their service on the Board of Directors.

Code of Ethics

     In accordance with SEC Rules, the Audit Committee and the Board have adopted the Code of Ethics that applies to the Board of Directors, Chief Executive Officer, Chief Financial Officer and Controller . The Board believes that these individuals must set an exemplary standard of conduct for the Company, particularly in the areas of accounting, internal accounting control, auditing and finance. The Code of Ethics sets forth ethical standards the designated officers must adhere to. The Code of Ethics is filed as Exhibit 14.1 to this Form 10-K and has been posted to the Company’s website (www.Voughtaircraft.com).

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

     The following table sets forth information with respect to compensation for services in all capacities beginning on January 1, 2002 paid to our President and Chief Executive Officer and our four other most highly compensated executive officers serving as executive officers of Vought.

		Annual Compensation			Long-Term Compensation
				Other	Restricted
				Annual	Stock	Securities Under-	All Other
				Compensation	Award(s)	Lying Options/	Compensation
Name and principal position	Year	Salary ($)	Bonus ($)	($)(1)	($)	SARs (#)	($)(2)

Tom Risley	2002	403,881	700,024	N/A	N/A	21,000	12,936
President, Chief Executive	2003	407,729	1,000,091	N/A	N/A	—	778,859
Officer and Director	2004	450,427	936,084	N/A	N/A	—	30,835

Judith Northup	2002	210,080	252,096	N/A	N/A	13,000	13,742
Vice President, Office of the	2003	210,080	252,096	N/A	N/A	—	213,813
President	2004	224,739	235,962	N/A	N/A	—	25,461

Vernon Broomall	2002	190,034	216,029	N/A	N/A	1,000	16,182
Vice President & Chief	2003	200,044	240,052	N/A	N/A	—	209,733
Technology Officer	2004	221,651	224,689	N/A	N/A	—	30,169

William McKenna	2002	197,734	216,029	N/A	N/A	1,000	13,788
Sr. Vice President, Operations	2003	200,044	240,052	N/A	N/A	—	208,702
	2004	221,651	224,689	N/A	N/A	—	28,393

Erich Smith
Sr. Vice President, Program	2002	180,024	216,029	N/A	N/A	1,000	31,139
Management and Business	2003	180,024	216,028	N/A	N/A	—	190,643
Development	2004	215,491	202,203	N/A	N/A	—	31,740

(1)	Does not include perquisites and other personal benefits because the value of these items did not exceed the lesser of $50,000 or 10% of reported salary and bonus for any of the named executive officers.

(2)	For the years presented, “All Other Compensation” consists of matching contributions made under the 401(k) plan, and the life insurance premium we paid on behalf of our named executive officers, payouts for employment retention contracts, allowable relocation expenses and home sale, meals and lodging, dependent travel, reimbursable car expense and tax return preparation fees.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     There were no option grants to the named executive officers during 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

     None of the named executive officers has exercised any option to purchase shares of our common stock.

LONG-TERM INCENTIVE PLANS — AWARDS IN LAST FISCAL YEAR

     Vought does not have a long-term incentive plan.

PENSION PLAN TABLE

     The following table illustrates the estimated annual benefits payable upon retirement (including amounts attributable to any defined benefit supplementary or excess pension award plans) in specified compensation and years of service classifications.

     For purposes of illustration, the following table shows the amount of annual retirement benefits that would be accrued at age 65 under the Vought Aircraft Industries, Inc. Retirement Plan (the “Pension Plan”), as supplemented by the Vought Aircraft Industries, Inc. ERISA 1 Excess Plan and the Vought Aircraft Industries, Inc. ERISA 2 Excess Plan (collectively, the “Supplemental Retirement Plans”).

Average Annual
Compensation
(highest 3 years	Years of Benefit Service
out of last 10)	5	10	15	20	25	30	35
$200,000	$16,700	$33,300	$50,000	$66,700	$83,300	$100,000	$100,000
250,000	20,800	41,700	62,500	83,300	104,200	125,000	125,000
300,000	25,000	50,000	75,000	100,000	125,000	150,000	150,000
400,000	33,300	66,700	100,000	133,300	166,700	200,000	200,000
500,000	41,700	83,300	125,000	166,700	208,300	250,000	250,000
600,000	50,000	100,000	150,000	200,000	250,000	300,000	300,000
750,000	62,500	125,000	187,500	250,000	312,500	375,000	375,000
1,000,000	83,300	166,700	250,000	333,300	416,700	500,000	500,000
1,500,000	125,000	250,000	375,000	500,000	625,000	750,000	750,000
2,000,000	166,700	333,300	500,000	666,700	833,400	1,000,000	1,000,000
5,000,000	416,700	833,400	1,250,000	1,666,700	2,083,400	2,500,000	2,500,000

     Compensation covered by the plans for executive officers is substantially equivalent to salary and bonuses as reflected in the Summary Compensation Table. Retirement benefits are limited to 50% of Average Annual Compensation, unless a greater benefit was accrued as of January 1, 1995. The retirement benefits shown in the table above are representative of benefits to be accrued under the current plan formula. For participants who earned benefit service under a prior plan formula, the retirement benefits will be different. The years of combined benefit service credited (under both the current and prior formulas) to each of the individuals named in the Summary Compensation Table as of December 31, 2004 are as follows: Mr. Risley, 36.5 years; Ms. Northup, 25.4 years; Mr. Broomall, 14.5 years; Mr. McKenna, 20.5 years; and Mr. Smith 33.5 years. The benefits shown in the table above are calculated on a straight life annuity basis at selected compensation levels and years of service reflected in the table above. The listed benefits are not subject to any reduction for Social Security benefits or other offset amounts. Benefits accrued under certain prior plan formulas are subject to offsets, including offsets for social security benefits.

Employment Contracts and Change-in-Control Arrangements

     In 2001, Vought established three retention plans for different levels of its executive officers and key management employees. Fewer than 60 employees are covered by these plans. In principle, all three plans provide for separation payments to a covered employee if both of the following events occur:

(1)	there is a change in control (as defined); and

(2)	in the two years following the change in control, the individual ceases to be an employee because either: Vought terminates the individual for a reason other than cause, death or disability, or the individual resigns after being subject to either (i) a reduction in salary or bonus or (ii) a material downgrade in duties or responsibilities.

     If all of the conditions are met, the plans provide that the employee will receive a one-time separation payment of 1x, 2x or 3x salary and bonus (depending on position), plus the pro-rata bonus of the then current year accrued to the date of termination. Some employees also may be entitled to receive the actuarial present value equivalent of certain additional service as if such service had accrued under Vought’s pension plans.

     The Aerostructures Acquisition triggered the first condition under the plans. However, the second condition will not be triggered with respect to any covered employee unless and until Vought either terminates the employee for the reason stated above or implements changes in compensation or responsibilities that adversely affect a covered employee and, thereafter, the employee resigns. Except as noted below, such events must occur on or before July 2, 2005 in order for an individual to be eligible to receive a payment under the plans. To date, no individual has undergone a qualifying termination under the plans.

     Following the consummation of the Aerostructures Acquisition, Vought entered into supplemental agreements with its executive officers and certain other key management personnel whereby those individuals agreed not to exercise their rights under those agreements, except in very limited circumstances, for a period of two years from the date of the Aerostructures Acquisition, and no later than January 2, 2006. The aggregate amount paid pursuant to the supplemental agreements totaled approximately $2.5 million as of December 31, 2004.

Stock and Option Plans

     We have adopted a stock option plan under which 1,500,000 shares of our common stock were reserved for issuance for the purpose of providing an incentive to certain key management employees and independent directors. Options issued under the stock option plan generally provide for vesting after approximately 10 years, however, vesting may be accelerated based upon the achievement of certain performance targets. In connection with the Transactions, we assumed a similar stock option plan established by Aerostructures, under which 217,266 shares of our common stock are issuable.

     In 2000, we adopted an employee stock purchase plan, which provides certain employees and independent directors the opportunity to purchase common stock at its estimated fair market value. Certain employee stock purchases are eligible for financing by us through stockholder notes. Stockholder loans, including interest at 6.09%, are due after 7 years, or upon specified events occurring. The aggregate original amount of stockholder loans was $2.3 million and such notes remain outstanding. During 2000, 95,335 shares were sold to employees for cash and 227,605 shares were sold for notes at a price of $10 per share. During 2001, 123,025 shares were sold to employees for cash and 5,000 shares were sold for notes at a price of $10 per share. During 2002, 5,000 shares were sold for cash at a price of $10 per share. All outstanding stockholder notes were used to purchase stock. All stockholder loans are to officers, directors or former officers of Vought.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The following individuals served as members of the Compensation Committee of the Board of Directors during 2004: David Squier, Allan Holt, Adam Palmer, Ken Cannestra, and Tom Risley. During 2004, Mr. Risley was an employee of the Company, serving as President and CEO. Mr. Risley does not vote on matters relating to his own compensation.

     Executive Compensation Policy

     The Company provides an integrated executive compensation program designed to attract and retain strong business leaders; provide total compensation that is competitive within the aerospace and defense market; and to motivate the executive team by linking compensation to individual and Company performance.

     The Company’s executive compensation program consists of the following integrated elements:

•	Base Salary

•	Annual Incentives

•	Long Term Incentives-Stock Plans

     Base Salaries

     Base salaries for executives are determined in relation to established salary ranges that target the market value for each executive position. Those salary ranges are developed through the use of compensation survey data for both the aerospace and general industry, adjusted for company size, comparing executives with comparable responsibilities at other companies.

     Base salaries are set within the salary range in recognition of the particular competencies, skills, experience and performance of the individual in question. In general, base salaries for executives are targeted below the 50th percentile of that salary range, however, individual salaries may meet or exceed that target due to business or industry trends or other individual factors. Executive base salaries and any increase to an executive’s base salary are subject to approval by the Compensation Committee.

     Annual Incentives

     Annual incentive compensation is designed to align executive compensation with Company performance as measured by certain key criteria. These are the same criteria utilized to determine incentive compensation for the balance of the organization. Individual target levels for each executive are based upon the individual’s current position responsibilities and participation in the success of the Company and the anticipated contribution in future years. For 2004, the incentive compensation pay was determined by the Company’s ability to achieve its annual operating plan targets, and to meet or exceed certain cost, quality and schedule metrics.

     In general, the combination of incentive compensation and base salary are designed to compensate executive officers at, or just above, market for achieving annual operating plan performance levels.

     Annual Incentives Compensation For Executive Officers in 2004

     Annual incentive compensation paid in 2004 under the Vought Rewards Program was at 87% of target level, reflecting the degree to which the Company met or exceeded its cost, quality and schedule metrics in 2003.

     In addition, executive officers received annual incentive compensation at 100% of target level based upon the Company’s ability to meet certain cash flow and adjusted EBITDA targets in the annual operating plan in 2003.

     Long-Term Incentives-Stock Plans

     Long-term incentives, in the form of stock options, are designed to link executive management decision-making with the Company’s Long Term Strategic Plan and long-term Company performance, thereby aligning executives’ interests with those of our stockholders. Stock Options are granted at fair market value at the time of the grant, and therefore the executives receive compensation from the grant only if the underlying stock increases in value.

     Stock Option grants are not awarded to executives on an annual basis. Stock Options grants, that vest over time, were awarded to executives in 2001, with the size of the award determined by the scope of the individual executive’s responsibilities, and the individual’s potential for contributing to the success of the Company. Following that initial grant of awards, additional grants have been awarded from time to time to reflect increases in position responsibilities or for other unique events.

     Stock Option Awards to Executive Officers in 2004

     In 2004, there were no stock options awarded to executive officers.

     Compensation of the CEO in 2004

     The market rate for Mr. Risley’s position was established through the use of compensation survey data for both the aerospace and general industry, adjusted for company size. Mr. Risley’s base salary was set at a level below the market rate for comparable industry executives, with a greater portion of his annual compensation coming in the form of annual incentives, thereby increasing the linkage of his annual compensation to the performance of the Company.

     As with other Company employees, annual incentive compensation paid to the President and Chief Executive Officer in 2004 under the Vought Rewards Program was at 87% of target level, reflecting the degree to which the Company met or exceeded its objectives. Additionally, Mr. Risley received annual incentive compensation at 100% of target level based upon the Company’s attainment of certain cash flow and adjusted EBITDA targets in the annual operating plan in 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information as of March 17, 2005 with respect to the beneficial ownership of our capital stock by:

•	each person known to us to own beneficially more than 5% of the capital stock;

•	each of our directors;

•	each of our executive officers named in the summary compensation table; and

•	all of such directors and executive officers as a group.

     The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

     Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of capital stock.

     The address of each of the directors and executive officers listed below is c/o Vought Aircraft Industries, Inc., 9314 West Jefferson Boulevard M/S 2-01, Dallas, Texas 75211.

	Beneficial Ownership of
	Vought Aircraft Industries, Inc.
		Percentage of
		Outstanding
Name of Beneficial Owner	Number of Shares	Capital Stock
TCG Holdings, L.L.C. (1)	24,210,220	96.8%
Kenneth Cannestra (2)	9,000	*
Peter Clare	—	*
Thomas Corcoran (3)	8,750	*
Allan Holt	—	*
Ian Massey (4)	9,000	*
William McMillan (5)	131,000	*
Adam Palmer	—	*
David Squier (6)	9,000	*
Sam White (7)	5,000	*
Gordon Williams (8)	175,000	*
Tom Risley (9)	88,925	*
Judith Northup (10)	56,450	*
William McKenna (11)	56,519	*
Vernon Broomall (12)	131,580	*
Erich Smith (13)	56,620	*
All directors and executive officers as a group (15 persons) (14)	736,844	2.9%

*	Denotes less than 1.0% beneficial ownership.

(1)	Includes 2,113,524 shares held by Carlyle Partners II, L.P., a Delaware limited partnership, 16,158,770 shares held by Carlyle Partners III, L.P., a Delaware limited partnership, 1,780,100 shares held by Carlyle International Partners II, L.P., a Cayman Islands limited partnership, 95,738 shares held by Carlyle International Partners III, L.P., a Cayman Islands limited partnership, 494,730 shares held by CP III Coinvestment, L.P., a Delaware limited partnership, 96,334 shares held by Carlyle SBC Partners II, L.P., a Delaware limited partnership, 401,371 shares held by C/S International Partners, a Delaware limited partnership, 821,152 shares held by Florida State Board of Administration, 2,052 shares held by Carlyle Investment Group, L.P., a Delaware limited partnership, 114,709 shares held by Carlyle-Contour Partners, L.P., a Delaware limited partnership, 26,405 shares held by Carlyle-Contour International Partners, L.P., a Delaware limited partnership, 659,958 shares held by Carlyle-Aerostructures Partners, L.P., a Delaware limited partnership, 505,511 shares held by Carlyle-Aerostructures Partners II, L.P., a Delaware limited partnership, 261,992 shares held by Carlyle-Aerostructures International Partners, L.P., a Delaware limited partnership, 77,884 shares held by Carlyle-Aerostructures Management, L.P., a Delaware limited partnership and 600,000 shares held by Carlyle High Yield Partners, L.P., a Delaware limited partnership (collectively, the “Investment Partnerships”). TC Group, L.L.C. (which generally does business under the name of The Carlyle Group) is the sole member of TC Group III, L.L.C., which itself is the sole general partner of TC Group III, L.P., which is the sole general partner of Carlyle Partners III, L.P. and CP III Coinvestment, L.P., and, in such capacity, TC Group, L.L.C. exercises investment discretion and control over the shares held by these Investment Partnerships. TC Group, L.L.C. is also the sole member of TCG High Yield Holdings, L.L.C., which itself is the sole member of TCG High Yield, L.L.C., the sole general partner of Carlyle High Yield Partners, L.P. In such capacity, TC Group L.L.C. exercises investment discretion and control over the shares held by Carlyle High Yield Partners, L.P. TC Group, L.L.C. is also the sole member of TC Group II, L.L.C., which itself is the sole general partner of Carlyle Partners II, L.P. and Carlyle Partners SBC II, L.P. and the general partner of Carlyle International Partners II, L.P., Carlyle International Partners III, L.P. and C/S International Partners, and, in such capacity, TC Group, L.L.C. exercises investment discretion and control over the shares held by these Investment Partnerships. TC Group, L.L.C. also serves as the managing member of the investment manager for the Florida State Board of Administration and as the general partner for the remaining Investment Partnerships, and, in such capacities, TC Group, L.L.C. exercises investment discretion and control over the shares held by these Investment Partnerships. TCG Holdings, L.L.C., a Delaware limited liability company, is the sole managing member of TC Group, L.L.C., and, in such capacity, exercises investment discretion and control of the shares beneficially owned by TC Group, L.L.C. TCG Holdings, L.L.C. is managed by a three-person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. The members of the managing board are William E. Conway, Jr., David A. D’Aniello and David Rubenstein, all of whom disclaim beneficial ownership of these shares.

(2)	Includes 4,000 currently exercisable stock options.

(3)	Includes 3,750 currently exercisable stock options.

(4)	Includes 4,000 currently exercisable stock options.

(5)	Includes 81,000 currently exercisable stock options.

(6)	Includes 4,000 currently exercisable stock options.

(7)	Includes 4,000 currently exercisable stock options.

(8)	Includes 100,000 currently exercisable stock options.

(9)	Includes 80,000 currently exercisable stock options.

(10)	Includes 46,000 currently exercisable stock options.

(11)	Includes 49,000 currently exercisable stock options.

(12)	Includes 49,000 currently exercisable stock options.

(13)	Includes 49,000 currently exercisable stock options.

(14)	Includes 473,750 currently exercisable stock options.

Item 13. Certain Relationships and Related Transactions

The Transactions

     Vought completed the acquisition of Holdings and its wholly owned subsidiary, Aerostructures, on July 2, 2003. Aerostructures operated as a wholly owned subsidiary of Vought from the date of the Aerostructures Acquisition until it merged with and into Vought on January 1, 2004. In exchange for 100% of the outstanding common and preferred stock of Holdings, Vought issued 7,113,887 shares of common stock as stock consideration to Holdings’ shareholders that represented 27.5% of the fully diluted equity of the combined company. The stock consideration value of $230.0 million was based upon an estimated fair value of $32.33 per share of each share of Vought common stock. Additional consideration of $2.4 million was provided based upon the fair value of vested Aerostructures stock options that were exchanged for Vought stock options. These determinations were made by the Boards of Directors of both companies in consultation with their respective advisors.

     Carlyle Partners III, L.P. (“CPIII”) and affiliates owned approximately 93% of Vought on a fully diluted basis and Carlyle Partners II, L.P. (“CPII”) and affiliates owned approximately 96% of Aerostructures on a fully diluted basis when Vought and Aerostructures entered into the Agreement and Plan of Merger. Both CPIII and CPII are affiliates of TC Group, L.L.C. which generally does business under the name of The Carlyle Group. Subsequent to the consummation of the transactions associated with the Aerostructures Acquisition, private equity investment funds affiliated with The Carlyle Group own approximately 93% of our fully diluted equity and, therefore, The Carlyle Group has the power, subject to certain exceptions, to control our affairs and policies. They also control the election of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

Management Consulting Agreement

     We have entered into a management consulting agreement with TC Group L.L.C. The agreement allows us to avail ourselves of TC Group L.L.C.’s expertise in areas such as financial transactions, acquisitions and other matters that relate to our business, administration and policies. TC Group L.L.C. receives an annual fee of $2.0 million for its management services and advice and is also reimbursed for its out-of-pocket expenses related to these activities. TC Group L.L.C. also serves, in return for additional fees, as our financial advisor or investment banker for mergers, acquisitions, dispositions and other strategic and financial activities. Fees are mutually agreed upon by Vought and TC Group L.L.C. for investment banking and advisory services. The fee is paid on a success basis only. Historically, these fees have been less than 1% of related transaction value. Such fees may vary in the future. TC Group L.L.C. received transaction fees of $3.5 million and $2.5 million in 2004 and 2003, respectively, for investment banking and advisory services.

Stockholders Rights Agreement

     Vought and private equity investment funds affiliated with The Carlyle Group are parties to a stockholders rights agreement. The agreement provides that three members of our board of directors will be designated by certain affiliates of The Carlyle Group. The parties agree to vote their shares in favor of such affiliates’ designees for director.

Certain Related Party Transactions

     Certain former board members and officers of Aerostructures had ownership interests in the Carlyle Management Group (“CMG”). Prior to the Aerostructures Acquisition, Aerostructures contracted with CMG for services, including direct management assistance with respect to operations, strategic planning and other aspects of the Aerostructures business. Subsequent to the consummation of the Transactions, pursuant to the terms of the Agreement and Plan of Merger, dated as of May 12, 2003, Vought retired $135.2 million of Aerostructures’ debt and paid $44.9 million to Aerostructures and Aerostructures in turn paid an aggregate of $44.9 million to settle $30.4 million of obligations to certain individuals affiliated with CMG and to settle $14.5 million of obligations related to agreements entered into between Aerostructures and current and former members of Aerostructures’ management.

     We have in place a consulting agreement with one former officer (Margo Parker) pursuant to which she provide consulting services to us on various strategic matters. A similar agreement with one outside director (Sam White) expired in May, 2004.

     Indebtedness of Management. The Company adopted an Employee Stock Purchase Plan, which provides certain employees and independent directors the opportunity to purchase shares of the Company’s stock at its estimated fair value. Certain employee stock purchases are eligible for financing by the Company through stockholder notes. Stockholder loans, including interest at 6.09%, are due after 7 years, or upon specified events occurring. On October 24, 2000, 227,605 shares were sold for notes at a price of $10 per share. During 2001, 5,000 shares were sold for notes at a price of $10 per share. With the exception of a loan that originated in 2001 and was paid in full prior to 2004, there have been no payments on these loans, so the principal amounts shown below have been outstanding for the entire 2004 fiscal year. The table below shows the outstanding balances of loans held by Executive Officers, Directors or any of their immediate family members:

	Outstanding Shareholder Loans at
	December 31, 2004
	Number of	Principal Amount of		Accrued Interest
Name of Debtor	Shares	Loan		Charges
William McMillan
Director	50,000	$500,000	(1)	$137,615	(1)

Gordon Williams
Director	50,000	500,000	(1)	137,615	(1)

Tom Risley
Chairman, President & Chief Executive Officer	8,500	85,000		23,395

Cletus Glasener
Vice President, Controller & Treasurer	10,000	100,000		27,523

Judith Northup
Vice President, Office of the President	10,000	100,000		27,523

William McKenna
Sr. Vice President, Operations	7,519	75,190		20,695

Vernon Broomall
Vice President & Chief Technology Officer	32,580	325,800		89,670

Erich Smith
Sr. Vice President, Program Management and Business Development	7,620	76,200		20,973

Bruce White
Vice President, General Counsel & Secretary	15,019	150,190		41,337

All other debtors	36,367	363,670		100,092

Total loans outstanding at December 31, 2004	227,605	$2,276,050		$626,438

(1)	Upon the retirements of Mr. McMillan and Mr. Williams during 2002, the Company modified their loan agreements in order to provide for the future forgiveness of their stock purchase indebtedness of $500,000 each plus accrued interest if a liquidity event (as defined) occurs.

Relationships

               Terry Reasner, the son-in-law of Gordon Williams, a former officer and current Director of the Company, was employed by the Company as Director of Operations Integration during the fiscal year ended December 31, 2004 at a base salary and cash bonus totaling $142,872.

               Sterling White, the son of Sam White, a Director of the Company, was employed by the Company in the Operations Program Management group during the fiscal year ended December 31, 2004 at a base salary and cash bonus totaling $67,584.

Item 14. Principal Accountant Fees and Services

	Fiscal Year Ended
	December 31,
	2004	2003
	($ in thousands)
Audit Fees	$1,234.4	$1,263.5
Audit-related fees (1)	172.9	641.3
Tax fees (2)	280.3	98.9
All Other Fees	—	—

Total (3)	$1,687.6	$2,003.7

(1)	Related primarily to audits of employee benefit plans, accounting consultations and consultations related to the Sarbanes-Oxley Act of 2002, and due diligence procedures associated with potential acquisitions.

(2)	Related primarily to tax compliance, tax advice and tax planning.

(3)	Of the fees listed above approved by the Audit Committee, none were approved based on waiver of pre-approval under Rule 2-01(c)(7)(i)(c).

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

     The Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve audit and permissible non-audit services provided by the independent auditor.

     In connection with the engagement of the independent auditor for the 2005 fiscal year, the Audit Committee pre-approved the services listed below by category of service, including the pre-approval of fee limits. The Audit Committee’s pre-approval process by category of service also includes a review of specific services to be performed and fees expected to be incurred within each category of service. The term of any pre-approval is 12 months from the date of the pre-approval, unless the Audit Committee specifically provides for a different period. Fees for any of the above services that will exceed the pre-approval fee limits must be separately approved by the Audit Committee. During fiscal 2005, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires separate pre-approval before engaging the independent auditor.

     The services pre-approved by the Audit Committee to be performed by our auditor during our fiscal year 2005, include the following:

     Audit Services include audit work performed in the preparation of financial statements (including quarterly reviews), as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

     Audit-Related Services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

     Tax Services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning, and tax advice.

     All Other Fees are those associated with permitted services not included in the other categories.

     The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee may not otherwise delegate its responsibilities to pre-approve services performed by the independent auditor to management.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

See Item 8 above.

2.	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “SEC”) are not required under the related instructions or are not applicable, and therefore have been omitted.

(b)	Exhibits

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated as of June 9, 2000, by and between Northrop Grumman Corporation and Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”). Incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.2	Agreement and Plan of Merger, dated as of May 12, 2003, by and among Vought Aircraft Industries Inc., TA Acquisition Holdings, Inc. and The Aerostructures Corporation. Incorporated by reference from Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.3	Contribution Agreement, dated as of January 1, 2004, between The Aerostructures Corporation and Contour Aerospace Corporation. Incorporated by reference from Exhibit 2.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.4	Certificate of Ownership and Merger, dated as of January 1, 2004, merging The Aerostructures Corporation with and into Vought Aircraft Industries, Inc. Incorporated by reference from Exhibit 2.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.1	Certificate of Incorporation of Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”), dated May 26, 2000. Incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.2	Certificate of Amendment to the Certificate of Incorporation of Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”), dated June 14, 2000. Incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.3	Certificate of Ownership and Merger merging VAC Holdings II, Inc. into Vought Aircraft Industries, Inc., dated August 13, 2001. Incorporated by reference from Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.4	Certificate of Incorporation of VAC Industries, Inc., dated July 7, 1992. Incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.5	Certificate of Incorporation of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”), dated February 26, 1996. Incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

Exhibit
No.	Description of Exhibit
3.6	Certificate of Amendment to the Certificate of Incorporation of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”), dated January 16, 2001. Incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.7	Certificate of Incorporation of Contour Aerospace Corporation, dated December 4, 2003. Incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.8	By-laws of Vought Aircraft Industries, Inc. Incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.9	By-laws of VAC Industries, Inc. Incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.10	By-laws of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”). Incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.11	By-laws of Contour Aerospace Corporation. Incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.1	Indenture, dated July 2, 2003, among Vought Aircraft Industries, Inc., as issuer, VAC Industries, Inc., Vought Commercial Aircraft Company and The Aerostructures Corporation, as guarantors, and Wells Fargo Bank Minnesota, National Association, as trustee. Incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.2	Supplemental Indenture, dated December 4, 2003, among Vought Aircraft Industries, Inc., as issuer, VAC Industries, Inc., Vought Commercial Aircraft Company and The Aerostructures Corporation, as guarantors, Contour Aerospace Corporation, as additional guarantor, and Wells Fargo Bank Minnesota, National Association, as trustee. Incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.3	Form of Note (included as Exhibit A to Exhibit 4.1). Incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.4	Form of Notation of Senior Note Relating to Subsidiary Guarantee (included as Exhibit C to Exhibit 4.1). Incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.5	Registration Rights Agreement, dated July 2, 2003, among Vought Aircraft Industries, Inc., as issuer, VAC Industries, Inc., Vought Commercial Aircraft Company and The Aerostructures Corporation, as guarantors, and Lehman Brothers Inc., Goldman, Sachs & Co. and Credit Suisse First Boston LLC, as initial purchasers, as acceded to by Contour Aerospace Corporation on December 4, 2003. Incorporated by reference from Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

5.1	Opinion of Latham & Watkins LLP, special counsel to Vought Aircraft Industries, Inc. Incorporated by reference from Exhibit 5.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

10.1 *	Credit Agreement, dated as of December 22, 2004, by and among Vought Aircraft Industries, Inc., as borrower, certain subsidiaries of Vought Aircraft Industries, Inc., as guarantors, certain Financial Institutions, as lenders, Lehman Commercial Paper Inc., in its capacity as administrative agent and in its capacity as collateral agent, JPMorgan Chase Bank, N.A., in its capacity as syndication agent and Goldman Sachs Credit Partners, L.P., as Documentation Agent. (Portions of this Exhibit have been redacted in connection with our application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

Exhibit
No.	Description of Exhibit
10.2	Sublease agreement between Vought Aircraft Industries, Inc. and Lockheed Martin Corporation, as amended, dated October 15, 1993, with respect to the property known as 1701 W. Marshall Street, Grand Prairie, TX. Incorporated by reference from Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

10.3	Facilities Use Agreement between Vought Aircraft Industries, Inc. and the United States Government, dated August 23, 2001 (contract # NOO421-01-E-0372) with respect to the property known as 9314 West Jefferson Street, Dallas, TX. Incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

10.4	Information Services Agreement between Vought Aircraft Industries, Inc. and Northrop Grumman Commercial Information Services Inc., dated December 17, 2002. Incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

10.5 *	Severance Agreement between Vought Aircraft Industries, Inc. and Lloyd R. “Skip” Sorenson, dated December 6, 2004.

14.1 *	Code of Ethics for the Board of Directors, Chief Executive Officer, Chief Financial Officer and Controller.

21.1	Subsidiaries of the Registrant. Incorporated by reference from Exhibit 21.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.

March 30, 2005	/s/ Tom Risley

(Date)	Tom Risley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Tom Risley
Tom Risley	President, Chief Executive Officer and Director	March 30, 2005

/s/ Lloyd R. “Skip” Sorenson
Lloyd R. “Skip” Sorenson	Executive Vice President and Chief Financial Officer	March 30, 2005

/s/ Kenneth Cannestra
Kenneth Cannestra	Director	March 30, 2005

/s/ Peter Clare
Peter Clare	Director	March 30, 2005

/s/ Thomas Corcoran
Thomas Corcoran	Director	March 30, 2005

/s/ Allan Holt
Allan Holt	Director	March 30, 2005

/s/ Ian Massey
Ian Massey	Director	March 30, 2005

/s/ William McMillan
William McMillan	Director	March 30, 2005

/s/ Adam Palmer
Adam Palmer	Director	March 30, 2005

/s/ David Squier
David Squier	Director	March 30, 2005

/s/ Sam White
Sam White	Director	March 30, 2005

/s/ Gordon Williams
Gordon Williams	Director	March 30, 2005