Form 10-Q
period 2005-03-27
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2005-05-11
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

Or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 333-112528

Vought Aircraft Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	75-2884072 (I.R.S. Employer Identification Number)

9314 West Jefferson Boulevard M/S 2-01 Dallas, TX (Address of Principal executive offices)	75211 (Zip Code)

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at May 9, 2005 was 25,015,552.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vought Aircraft Industries, Inc.

Consolidated Balance Sheets
($ in millions) (Unaudited)

	March 27,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$139.2	$128.9
Accounts receivable	116.4	123.2
Inventories	329.8	279.3
Other current assets	7.6	7.2

Total current assets	593.0	538.6

Property, plant and equipment, net	398.3	407.7

Goodwill, net	527.7	527.7
Identifiable intangible assets, net	88.8	91.5
Debt origination costs, net and other assets	22.7	23.5

Total assets	$1,630.5	$1,589.0

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$79.4	$100.7
Accrued and other liabilities	78.8	90.0
Accrued payroll and employee benefits	47.5	51.4
Accrued post-retirement benefits-current	57.3	57.3
Accrued pension-current	27.2	27.2
Current portion of long-term bank debt	4.0	4.0
Capital lease obligation	0.9	0.9
Accrued contract liabilities	247.3	142.0

Total current liabilities	542.4	473.5

Long-term liabilities:
Accrued post-retirement benefits	491.3	486.9
Accrued pension	436.6	420.7
Long-term bank debt, net of current portion	421.0	421.0
Long-term bond debt	270.0	270.0
Long-term capital lease obligation	1.8	2.0
Other non-current liabilities	71.7	69.4

Total liabilities	2,234.8	2,143.5

Stockholders’ equity (deficit):
Common stock, par value $.01; 50,000,000 shares authorized, 25,015,552 issued and outstanding in 2005 and 2004, respectively	0.3	0.3
Additional paid-in capital	418.0	418.0
Shares held in rabbi trust	(1.9)	(1.9)
Stockholders’ loans	(2.3)	(2.3)
Accumulated deficit	(424.2)	(374.4)
Accumulated other comprehensive loss	(594.2)	(594.2)

Total stockholders’ equity (deficit)	$(604.3)	$(554.5)

Total liabilities and stockholders’ equity (deficit)	$1,630.5	$1,589.0

See accompanying notes

Vought Aircraft Industries, Inc.

Consolidated Statements of Operations
($ in millions) (Unaudited)

	For the Three Months
	Ended
	March 27,	March 28,
	2005	2004
Net sales	$269.8	$294.9

Costs and expenses
Cost of sales	240.6	246.7
Selling, general and administrative expenses	67.5	62.7

Total costs and expenses	308.1	309.4

Operating loss	(38.3)	(14.5)

Other income (expense)
Interest income	0.7	0.5
Other income (loss)	(0.1)	—
Interest expense	(12.1)	(9.7)

Loss before income taxes	(49.8)	(23.7)

Income taxes	—	—

Net loss	$(49.8)	$(23.7)

See accompanying notes

Vought Aircraft Industries, Inc.

Consolidated Statements of Cash Flows
($ in millions) (Unaudited)

	For the Three Months Ended
	March 27,	March 28,
	2005	2004
Operating activities
Net loss	$(49.8)	$(23.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18.6	18.5
Loss from asset sales	0.5	1.5
Changes in current assets and liabilities:
Accounts receivable	6.8	0.8
Inventories, net of advances and progress billings	(50.5)	(14.0)
Other current assets	(0.4)	(1.4)
Accounts payable, trade	(21.3)	25.7
Accrued payroll and employee benefits	(3.9)	(6.6)
Accrued and other liabilities	(9.1)	(16.1)
Accrued contract liabilities	105.3	98.7
Other assets and liabilities—long-term	20.6	26.2

Net cash provided by operating activities	16.8	109.6

Investing activities
Capital expenditures	(6.3)	(8.6)

Net cash used in investing activities	(6.3)	(8.6)

Financing activities
Payments on capital leases	(0.2)	(0.3)

Net cash used in financing activities	(0.2)	(0.3)

Net increase in cash and cash equivalents	10.3	100.7
Cash and cash equivalents at beginning of period	128.9	106.4

Cash and cash equivalents at end of period	$139.2	$207.1

See accompanying notes

VOUGHT AIRCRAFT INDUSTRIES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 27, 2005

Note 1 – Organization and Basis of Presentation

     Vought Aircraft Industries, Inc. and its wholly owned subsidiaries are herein referred to as the “Company” or “Vought.” The Company is one of the world’s largest independent providers of commercial and military aerostructures. The majority of the Company’s products are sold to The Boeing Company, and for military contracts, ultimately to the U.S. Government. The Corporate office is in Dallas, Texas and production work is performed at sites in Hawthorne and Brea, California; Everett, Washington; Dallas and Grand Prairie, Texas; Milledgeville, Georgia; Nashville, Tennessee; and Stuart, Florida. We broke ground on our Charleston, South Carolina site on February 7, 2005.

     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 27, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

Note 2 – New Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123R requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. This statement is effective for most public companies for annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of Statement 123R; however it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 3 – Stock-Based Compensation

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

	Three months ended
	March 27,	March 28,
	2005	2004
	($ in millions)
Reported net loss	$(49.8)	$(23.7)
Stock based compensation	—	—

	(49.8)	(23.7)
Compensation expense per SFAS No. 123	(0.5)	(0.2)

Pro forma net loss for SFAS No. 123	$(50.3)	$(23.9)

     The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as options vest over several years and additional option grants are expected.

Note 4 – Restructuring

     On February 26, 2004, we announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. The plans include renovating and modernizing the Dallas facilities, closing the facilities in Nashville and Stuart and moving their operations to Dallas and reducing the size of the Hawthorne facility. We received a $35 million grant from the Texas Enterprise Fund in April 2004 and are in the process of working with the Texas General Land Office and several other state and local agencies to help us accomplish the consolidation. By accepting this grant, the Company is obligated to add 3,000 jobs in Texas over the next 6 years with a prorated penalty (based on any shortfall in our ability to maintain a total of 6,000 jobs in Texas with the total penalty amount not to exceed the amount of the grant) assessed beginning in 2010 if that goal is not reached. When completed, this project is expected to reduce the Company’s occupied square footage by more than three million square feet, reduce operating costs and increase productivity. As part of this plan, the Company will incur charges at Nashville and Stuart for employee termination benefits and relocation costs, certain pension costs, consolidation of excess facilities and various other closure costs. The final planned completion dates of closing the Stuart and Nashville facilities are December 31, 2005 and December 31, 2006, respectively. Management is continually evaluating various options relating to these projects as market dynamics change our outlook for future production needs. This evaluation may lead to changes in the timing of these projects and the total amount invested.

     As a result of the pending closure of the Stuart and Nashville facilities, the Company offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,300 employees at these facilities. The Company has recorded a liability in the amount of $5.0 million associated with the severance termination benefits of which $0.3 million has been paid as of March 27, 2005. Additionally, the Company estimates total costs of approximately $2.6 million associated with the non-union employee retention termination benefits and is recognizing this liability ratably over the employees’ retention period. At March 27, 2005, a liability for the retention termination benefits has been recorded in the amount of approximately $1.3 million.

     As part of the restructuring plan, the Company negotiated termination benefit agreements with union employees at the Nashville location. As a result of the union negotiations, certain retention termination benefits were agreed to which are estimated to be approximately $4.7 million. In April 2004, the Company began recognizing this liability ratably over the employee retention period. A liability for retention termination benefits for union employees has been recorded in the amount of approximately $1.7 million. As of March 27, 2005, $0.2 million has been paid for both union and non-union retention termination benefits.

     The following table is a roll-forward of the amounts accrued for the restructuring liabilities discussed above as of March 27, 2005.

Accrued Restructuring
Reserve – Stuart and
Nashville Sites
($ in millions)
Balance December 31, 2003	$—
Restructuring liabilities recognized	7.7
Expenditures	(0.4)

Balance December 31, 2004	7.3
Liabilities recognized for the three months ended March 27, 2005	0.3
Expenditures for the three months ended March 27, 2005	(0.1)

Balance March 27, 2005	$7.5

     See Note 7 - Pension and Other Post-retirement Benefits for further discussion of the effects of the restructuring on the pension and other post-employment benefits at the Nashville and Stuart facilities.

     Approximately 460 out of the 1,300 employees at these locations have elected to relocate to Dallas. The Company currently estimates that the relocation costs associated with these transfers will be approximately $11.5 million and will be recognized as incurred over 34 months. During the first quarter of 2005, the Company incurred approximately $0.6 million of the relocation expense and a total of $2.2 million since restructuring activities began in fiscal 2004.

     Since the announcement for the closures of the Stuart and Nashville facilities, the Company has been evaluating the fixed assets associated with these facilities and developing a plan for moving these assets to Dallas or for selling or abandoning the assets once the facilities are vacated. For the Nashville facility, the Company has performed an initial assessment of the recoverability for those assets that will not be moved and has determined that, at present, no impairment has taken place. Nonetheless, an impairment charge for these assets could be necessary in future periods. Related to the shutdown of the Nashville facility, the Company has accelerated depreciation over the remaining periods of those assets that will not be transferred to Dallas. The Company estimates that approximately $21.6 million of depreciation will be accelerated over the remaining life of these assets so that they will be fully depreciated by the end of fiscal 2006 when production has ceased at this facility. As of March 27, 2005, the Company has recognized accumulated accelerated depreciation for these assets of $16.7 million. Substantially all of the fixed assets from the Stuart facility are expected to be moved and utilized after the plant closes. The Company is in the process of evaluating the lease for the Stuart facility and a potential buyout of the remaining lease term after the facility has been exited. If an agreement is reached, the Company will record any liability associated with the buyout at the time an agreement is reached and the liability becomes measurable. The Company currently has $1.4 million in net book value of leasehold improvements at Stuart, before taking into consideration accelerated depreciation. As a result of the closure, the Company has accelerated the depreciation on these items so they will be fully depreciated by the end of 2005. The increased depreciation for these assets totals $1.3 million as of March 27, 2005.

     The Company is negotiating with a third party regarding the potential sale of the Hawthorne facility which the Company would lease back through 2005, after which, the Company plans to significantly reduce the total square footage under the lease, with the lease extending to approximately 2010.

     The Dallas facility is currently a Naval Weapons Industrial Reserve Plant, which is owned by the Navy. As part of the restructure plan, options are being considered that could change the ownership structure of the plant.

     The restructuring and other related charges are or will be recorded to contract costs. In accordance with SOP 81-1, the total additional costs associated with the planned facility closures for relocation, termination and retention benefits, and pension and other post-employment benefits (“OPEB”) were considered in the Company’s estimated costs at completion for contracts at each site. As a result of including the estimated restructuring costs in each facility’s contracts, the Company recorded a charge to cost of sales in the amount of $2.5 million for the three months ended March 27, 2005 and a total charge to cost of sales of $56.4 million since restructuring activities began in fiscal 2004.

     During 2001, the Company finalized and approved a restructuring plan designed to reduce the Company’s infrastructure costs by closing its Perry, Georgia facility and relocating the facility’s production effort to the Stuart, Florida site. At December 31, 2001, the Company had accrued $12.6 million related to costs on non-cancelable lease payments and maintenance, after the anticipated closure date for the Perry facility. The closure of Perry was completed at the beginning of the third quarter of 2002. Subsequent to the closure, the Company recorded $5.4 million of lease payments and maintenance against the accrual. The remaining non-cancelable lease payments and maintenance, extend to 2007. The following is a rollforward of amounts accrued for restructuring at the Perry site and are included in accrued and other liabilities:

Accrued Restructuring
Reserve Perry Site
($ in millions)
Balance December 31, 2002	$11.6
Cash expenditures	(2.1)

Balance December 31, 2003	$9.5
Cash expenditures	(1.9)

Balance December 31, 2004	$7.6
Cash expenditures for the three months ending March 27, 2005	(0.4)

Balance March 27, 2005	$7.2

Note 5 – Inventories

     Inventories consisted of the following:

	March 27,	December 31,
	2005	2004
	($ in millions)
Production costs of contracts in process	$515.8	$434.9
Finished goods	26.0	21.4
Less: unliquidated progress payments	(212.0)	(177.0)

Total inventories	$329.8	$279.3

     As of March 27, 2005 and December 31, 2004, we classified $120.6 million and $42.0 million, respectively, of advances and progress payments as accrued contract liabilities on our balance sheet.

Note 6 – Goodwill and Intangible Assets

     With the adoption of SFAS No. 142, amortization of goodwill ceased effective January 1, 2002 and is now subject to annual impairment tests in accordance with the standard. The Company completed its annual impairment analysis based on the discounted future cash flow method and determined that there was no impairment to goodwill as of December 31, 2004 and nothing came to the Company’s attention in the first quarter of fiscal 2005 that would cause the Company to change its assessment of goodwill.

     Intangible assets consisted of the following:

	March 27,	December 31,
	2005	2004
	($ in millions)
Programs and contracts	$137.3	$137.3
Pension asset	20.7	20.7
Less: accumulated amortization	(69.2)	(66.5)

Identifiable intangible assets, net	$88.8	$91.5

     Scheduled remaining amortization of identifiable intangible assets is as follows as of March 27, 2005:

($ in millions)
2005	$8.1
2006	10.8
2007	10.0
2008	8.9
2009	8.9
Thereafter	21.4

$68.1

Note 7 – Pension and Other Post-retirement Benefits

     The components of net periodic benefit cost for the Company’s pension plans and other post-retirement benefit plans were as follows:

	Three Months	Three Months
	Ended	Ended
Pension Benefits	March 27, 2005	March 28, 2004
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$7.8	$7.5
Interest cost	25.8	25.3
Expected return on plan assets	(29.3)	(30.4)
Amortization of (gains) or losses	13.8	9.0
Prior service cost recognized	—	9.6
Amortization of prior service cost	0.7	—
Plan curtailment (gain)/loss	—	(9.9)
Special termination benefits	—	1.2

Net periodic benefit cost	$18.8	$12.3

Defined contribution plan cost	$1.7	$1.8

	Three Months	Three Months
	Ended	Ended
Other Post-retirement Benefits	March 27, 2005	March 28, 2004
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$1.8	$1.5
Interest cost	9.7	9.4
Expected return on plan assets	—	—
Prior service cost recognized	—	(0.2)
Amortization of prior service cost	0.6	0.6
Amortization of net (gain)/loss	2.7	0.4
Plan curtailment (gain)/loss	—	11.7
Special termination benefits	—	0.7

Net periodic benefit cost	$14.8	$24.1

     As a result of the Company’s announcement on February 26, 2004 of its plans to consolidate much of its manufacturing operations in Dallas, the Company recorded liabilities for pension and postretirement benefit plan curtailments and recognition of prior service cost of $11.2 million and special termination benefits of $1.9 million in the first quarter of 2004. The special termination benefits related to its affected nonrepresented employees that received and accepted transfer or completion opportunities in March 2004. Represented employees accepted similar offers through a certified vote on April 20, 2004. As a result of that vote, the Company recorded an additional liability of $8.6 million in the second quarter of 2004.

Note 8 – Commitments

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

Warranty
Reserve
($ in millions)
Balance at December 31, 2003	$10.6
Warranty costs incurred	(0.3)
Additions charged to cost of sales:
Warranties issued	1.5
Charges related to pre-existing warranties	(1.6)

Balance at December 31, 2004	$10.2
Warranty costs incurred	(0.1)
Additions charged to cost of sales:
Warranties issued	0.3
Charges related to pre-existing warranties	(0.3)

Balance at March 27, 2005	$10.1

Note 9 – Environmental Costs

     Environmental liabilities are accrued when the Company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more accurate than another, the minimum amount in the range is recorded.

     Our facilities have been previously owned and operated by other entities and remediation is currently taking place at several facilities in connection with contamination that occurred prior to our ownership. In particular, we acquired several of our facilities from Northrop Grumman in July of 2000, including the Hawthorne and Torrance, California facilities, the Stuart, Florida facility, the Milledgeville and Perry, Georgia facilities and two Dallas, Texas facilities. Of those facilities, remediation projects are underway in Hawthorne, Stuart, Milledgeville and Dallas. Under our asset purchase agreement with Northrop Grumman, we obtained from Northrop Grumman an indemnity relating to contamination at all sites occurring prior to our ownership (so-called ‘‘pre-closing liabilities’’). The indemnity effectively caps our exposure to such cleanup liabilities at $12 million, with Northrop Grumman assuming responsibility for all such costs in excess of $12 million. In accordance with the terms of the environmental indemnity, Northrop Grumman is managing all environmental remedial projects at the various sites, except with respect to most of the remediation activities now underway at the Dallas facility. The Dallas facility is a Naval Weapons Industrial Reserve Plant, which the Navy leases to us. The Navy manages and finances most of the remediation activities at this site (although Northrop Grumman does manage other remediation activities at the site). Should the Navy cease to finance and perform remediation activities at the Dallas site, we would look to Northrop Grumman to manage those activities in accordance with its indemnity obligations. Although we have no reason to believe that Northrop Grumman will not satisfy its indemnity obligations, if Northrop Grumman failed to do so, we could be exposed to environmental cleanup liabilities that could be material. As of March 27, 2005, our balance sheet included an accrued liability of $5.1 million for accrued environmental liabilities which is included in accrued and other liabilities and other non-current liabilities.

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

     The following is a rollforward of amounts accrued for environmental liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2002	$10.5
Environmental costs incurred	(2.0)

Balance at December 31, 2003	8.5
Environmental costs incurred	(2.7)

Balance at December 31, 2004	5.8
Environmental costs incurred for the three months ending March 27, 2005	(0.7)

Balance at March 27, 2005	$5.1

Note 10 – Related Party Transactions

     In accordance with the management agreement between Vought Aircraft Industries, Inc. and the Company’s principal stockholder, The Carlyle Group (“Carlyle”), the Company incurred a fee of $0.5 million for various management services provided by Carlyle for each of the three month periods ended March 27, 2005 and March 28, 2004, respectively.

Note 11 – Guarantor Subsidiaries

     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by the Company’s 100% owned subsidiaries. Summarized financial information of the Company and its subsidiaries is presented below:

Consolidating Balance Sheet
March 27, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$139.2	$—	$—	$139.2
Trade and other receivables	100.7	15.7		116.4
Intercompany receivable	18.5	1.4	(19.9)	—
Inventories	317.5	12.3		329.8
Other current assets	7.2	0.4		7.6

Total current assets	583.1	29.8	(19.9)	593.0
Property, plant and equipment, net	387.1	11.2		398.3
Goodwill, net	464.0	63.7		527.7
Identifiable intangible assets, net	88.8	—		88.8
Investment in affiliated company	76.7	—	(76.7)	—
Debt origination costs, net and other assets	22.6	0.1		22.7

Total assets	$1,622.3	$104.8	$(96.6)	$1,630.5

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$75.0	$4.4		$79.4
Accrued and other liabilities	77.5	1.3		78.8
Accrued payroll and employee benefits	46.3	1.2		47.5
Accrued postemployment benefits — current	57.3	—		57.3
Accrued pension — current	27.2	—		27.2
Current portion of long-term debt	4.0			4.0
Intercompany payable	1.4	18.5	(19.9)	—
Capital lease obligations	—	0.9		0.9
Accrued contract liabilities	247.3	—		247.3

Total current liabilities	536.0	26.3	(19.9)	542.4

Long-term liabilities:
Accrued postemployment benefits	491.3	—	—	491.3
Accrued pension	436.6	—		436.6
Long-term bank debt, net of current portion	421.0	—		421.0
Long-term bond debt	270.0	—		270.0
Long-term capital lease obligations	—	1.8		1.8
Other non-current liabilities	71.7	—		71.7

Total liabilities	2,226.6	28.1	(19.9)	2,234.8

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 25,015,552 issued and outstanding in 2005	0.3			0.3
Additional paid-in capital	418.0	80.3	(80.3)	418.0
Shares held in rabbi trust	(1.9)	—		(1.9)
Stockholders’ loans	(2.3)	—		(2.3)
Accumulated deficit	(424.2)	(3.6)	3.6	(424.2)
Accumulated other comprehensive loss	(594.2)	—		(594.2)

Total stockholders’ equity (deficit)	(604.3)	76.7	(76.7)	(604.3)

Total liabilities and stockholders’ equity (deficit)	$1,622.3	$104.8	$(96.6)	$1,630.5

Consolidating Balance Sheet
December 31, 2004
($ in millions)

		Guarantor	Intercompany
	Vought (1)	Subsidiary (1)	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$128.6	$0.3	$—	$128.9
Trade and other receivables	112.1	11.1	—	123.2
Intercompany receivable	19.6	3.2	(22.8)	—
Inventories	266.6	12.7	—	279.3
Other current assets	6.8	0.4	—	7.2

Total current assets	533.7	27.7	(22.8)	538.6
Property, plant and equipment, net	395.7	12.0	—	407.7
Goodwill, net	464.0	63.7	—	527.7
Identifiable intangible assets, net	91.5	—	—	91.5
Investment in affiliated company	74.9	—	(74.9)	—
Debt origination costs, net and other assets	23.4	0.1	—	23.5

Total assets	$1,583.2	$103.5	$(97.7)	$1,589.0

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$97.4	$3.3	—	$100.7
Accrued and other liabilities	88.4	1.6	—	90.0
Accrued payroll and employee benefits	50.2	1.2	—	51.4
Accrued postemployment benefits - current	57.3	—	—	57.3
Accrued pension - current	27.2	—	—	27.2
Current portion of long-term debt	4.0	—	—	4.0
Intercompany payable	3.2	19.6	(22.8)	—
Capital lease obligations	—	0.9	—	0.9
Accrued contract liabilities	142.0	—	—	142.0

Total current liabilities	469.7	26.6	(22.8)	473.5

Long-term liabilities:
Accrued postemployment benefits	486.9	—	—	486.9
Accrued pension	420.7	—	—	420.7
Long-term bank debt, net of current portion	421.0	—	—	421.0
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligations	—	2.0	—	2.0
Other non-current liabilities	69.4	—	—	69.4

Total liabilities	2,137.7	28.6	(22.8)	2,143.5

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 25,015,552 issued and outstanding in 2004	0.3	—	—	0.3
Additional paid-in capital	418.0	80.3	(80.3)	418.0
Shares held in rabbi trust	(1.9)	—	—	(1.9)
Stockholders’ loans	(2.3)	—	—	(2.3)
Accumulated deficit	(374.4)	(5.4)	5.4	(374.4)
Accumulated other comprehensive loss	(594.2)	—	—	(594.2)

Total stockholders’ equity (deficit)	(554.5)	74.9	(74.9)	(554.5)

Total liabilities and stockholders’ equity (deficit)	$1,583.2	$103.5	$(97.7)	$1,589.0

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

Consolidating Statement of Operations
Three Months Ended March 27, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$252.9	$19.3	$(2.4)	$269.8

Costs and expenses
Cost of sales	226.4	16.6	(2.4)	240.6
Selling, general and administrative expenses	66.6	0.9	—	67.5

Total costs and expenses	293.0	17.5	(2.4)	308.1

Operating income (loss)	(40.1)	1.8	—	(38.3)

Other income (expense)
Interest income	0.7	—	—	0.7
Other income (loss)	(0.1)	—	—	(0.1)
Interest expense	(12.1)	—	—	(12.1)
Equity in income of consolidated subsidiaries	1.8	—	(1.8)	—

Income (loss) before income taxes	(49.8)	1.8	(1.8)	(49.8)

Income taxes	—	—	—	—

Net income (loss)	$(49.8)	$1.8	$(1.8)	$(49.8)

Consolidating Statement of Operations
Three Months Ended March 28, 2004
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$281.5	$15.1	$(1.7)	$294.9

Costs and expenses
Cost of sales	232.6	15.8	(1.7)	246.7
Selling, general and administrative expenses	61.5	1.2	—	62.7

Total costs and expenses	294.1	17.0	(1.7)	309.4

Operating income (loss)	(12.6)	(1.9)	—	(14.5)

Other income (expense)
Interest income	0.5	—	—	0.5
Interest expense	(9.6)	(0.1)	—	(9.7)
Equity in losses of consolidated subsidiaries	(2.0)	—	2.0	—

Loss before income taxes	(23.7)	(2.0)	2.0	(23.7)

Income taxes	—	—	—	—

Net loss	$(23.7)	$(2.0)	$2.0	$(23.7)

Consolidating Statement of Cash Flows
Three Months Ended March 27, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net income (loss)	$(49.8)	$1.8	$(1.8)	$(49.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	17.6	1.0	—	18.6
Loss from asset sales	0.4	0.1	—	0.5
Income from investment in consolidated subsidiaries	(1.8)	—	1.8	—
Changes in current assets and liabilities:
Accounts receivable	11.4	(4.6)	—	6.8
Intercompany accounts receivable	1.1	1.8	(2.9)	—
Inventories, net of advance and progress billings	(50.9)	0.4	—	(50.5)
Other current assets	(0.4)	—	—	(0.4)
Accounts payable, trade	(22.4)	1.1	—	(21.3)
Intercompany accounts payable	(1.8)	(1.1)	2.9	—
Accrued payroll and employee benefits	(3.9)	—	—	(3.9)
Accrued and other liabilities	(8.6)	(0.5)	—	(9.1)
Accrued contract liabilities	105.3	—	—	105.3
Other assets and liabilities — long-term	20.6	—	—	20.6

Net cash provided by operating activities	16.8	—	—	16.8

Investing activities
Capital expenditures	(6.2)	(0.1)	—	(6.3)

Net cash used in investing activities	(6.2)	(0.1)	—	(6.3)

Financing activities
Payments on capital leases	—	(0.2)	—	(0.2)

Net cash used in financing activities	—	(0.2)	—	(0.2)

Net increase in cash and cash equivalents	10.6	(0.3)	—	10.3
Cash and cash equivalents at beginning of period	128.6	0.3	—	128.9

Cash and cash equivalents at end of period	$139.2	$—	$—	$139.2

Consolidating Statement of Cash Flows
Three Months Ended March 28, 2004
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net loss	$(23.7)	$(2.0)	$2.0	$(23.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	17.5	1.0	—	18.5
Loss from asset sales	1.5	—	—	1.5
Losses from investment in consolidated subsidiaries	2.0	—	(2.0)	—
Changes in current assets and liabilities:
Accounts receivable	5.5	(4.7)	—	0.8
Intercompany accounts receivable	(4.7)	(0.3)	5.0	—
Inventories, net of advance and progress billings	(13.7)	(0.3)	—	(14.0)
Other current assets	(1.3)	(0.1)	—	(1.4)
Accounts payable, trade	24.3	1.4	—	25.7
Intercompany accounts payable	0.3	4.7	(5.0)	—
Accrued payroll and employee benefits	(6.6)	—	—	(6.6)
Accrued and other liabilities	(15.8)	(0.3)	—	(16.1)
Accrued contract liabilities	97.3	1.4	—	98.7
Other assets and liabilities - long-term	26.2	—	—	26.2

Net cash provided by operating activities	108.8	0.8	—	109.6

Investing activities
Capital expenditures	(8.1)	(0.5)	—	(8.6)

Net cash used in investing activities	(8.1)	(0.5)	—	(8.6)

Financing activities
Payments on capital leases	—	(0.3)	—	(0.3)

Net cash used in financing activities	—	(0.3)	—	(0.3)

Net increase in cash and cash equivalents	100.7	—	—	100.7
Cash and cash equivalents at beginning of period	106.4	—	—	106.4

Cash and cash equivalents at end of period	$207.1	$—	$—	$207.1

Note 12 – Subsequent Events

     On April 13, 2005, Vought finalized an operating agreement for a joint venture called Global Aeronautica, LLC Operating. Vought and Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA, will each have a 50% stake in the joint venture, which will combine the two companies’ respective 787 program fuselage products to deliver an integrated product to Boeing. Vought will be the sole-source supplier of the aft fuselage for Boeing’s 787 program under a contract that currently is under negotiation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section may include forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include (i) reduced demand for new commercial aircraft due to reduction in airline traffic, (ii) business risks inherent to the airline industry including armed conflict, terrorism, global health warnings, government regulation, rising fuel and labor costs, lower than expected profitability, and general economic conditions and (iii) reduced demand for military aircraft due to reductions in defense spending, cancellation or modification of military aircraft programs and changes to government export controls. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements of Vought and the accompanying notes contained therein.

Financial Business Trends

     We believe there have been no significant changes in our financial and business trends during the three months ended March 27, 2005, as compared to those we discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

Results of Operations

	Three Months	Percentage	Three Months
	Ended March	Change to	Ended March
	27, 2005	Prior Year	28, 2004
	($ in millions)
Net sales:
Commercial	$134.1	(3)%	$138.1
Military	89.8	(17)%	107.8
Business Jets	45.9	(6)%	49.0

Total net sales	$269.8	(9)%	$294.9
Costs and expenses:
Cost of sales	240.6	(2)%	246.7
Selling, general and administrative	67.5	8%	62.7

Total costs and expenses	$308.1	—	$309.4
Operating loss	(38.3)	164%	(14.5)
Interest expense, net	(11.4)	24%	(9.2)
Other income (loss)	(0.1)	—	—

Net loss	$(49.8)	110%	$(23.7)

Comparison of Results of Operations for the Three Months Ended March 27, 2005 and March 28, 2004

     Net sales. Net sales for the quarter ended March 27, 2005 were $269.8 million, a decrease of $25.1 million or 9%, compared with net sales of $294.9 million for the same period in the prior year. Management believes that total net sales will be in the range of $1.3 billion to $1.4 billion for fiscal 2005. When comparing the first quarter of 2005 with the same period in the prior year:

•	Commercial net sales decreased by approximately $4.0 million or 3% as a result of a decline in sales of $17.1 million from Boeing contracts due to lower aircraft delivery rates and the cancellation of the Boeing 757 program, partially offset by an increase of $11.0 million resulting from increased delivery rates on our Airbus contracts. Management has addressed this decline in net sales by reducing labor, material, and overhead costs in addition to the facility consolidation project;

•	Military net sales decreased by approximately $18.0 million or 17% primarily due to lower selling prices for the C-17 program;

•	Business Jet net sales decreased by approximately $3.1 million or 6% due to lower delivery rates on the Gulfstream IV program and a decrease in sales prices for Gulfstream V planes.

     Cost of sales. Cost of sales as a percentage of net sales was 89% for the quarter ended March 27, 2005, compared with 84% for the same period in the prior year. This increase is primarily attributable to $28.0 million of program costs related to revised facility consolidation and disruption estimates partially offset by a decrease of $15.5 million in the charges related to employee benefits for the planned facility closures.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 27, 2005 were $67.5 million, an increase of $4.8 million compared with selling, general and administrative expenses of $62.7 million for the same period in the prior year. Selling, general and administrative expenses as a percentage of net sales was 25% and 21% for the quarters ended March 27, 2005 and March 28, 2004, respectively. The increase was primarily due to our investment in the Boeing 787 program of $9.6 million partially offset by a decrease of $1.5 million in amortization of intangible assets.

     Operating income (loss). Operating loss for the three months ended March 27, 2005 was ($38.3) million, compared to an operating loss of ($14.5) million for the same period in the prior year. The increase in loss of $23.8 million is primarily due to the spending related to our investment in the Boeing 787 program and program costs related to the revised facility consolidation and disruption, partially offset by the decrease in charges related to the employee benefits for planned facility closures.

     Interest expense, net. Interest expense, net for the three months ended March 27, 2005 was $11.4 million, an increase of $2.2 million or 24% compared with $9.2 million for the same period in the prior year. Interest expense, net increased primarily due to the increase in Vought’s senior secured credit facilities resulting from the new credit agreement entered into in December 2004, combined with an increase in interest rates from the same period last year.

Critical Accounting Policies

     We believe there have been no significant changes to our critical accounting policies during the three months ended March 27, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

Liquidity and Capital Resources

     On February 26, 2004, we announced a major project to consolidate manufacturing to the Dallas and Grand Prairie, Texas facilities. We are in the process of renovating and modernizing the Dallas facilities and will complete production at the Nashville and Stuart sites and reduce the size of the Hawthorne site. Funding to complete the project will come from a combination of the Texas Enterprise Fund, the Texas General Land Office, sale of facilities which are no longer required, savings realized as we vacate excess plant space, operational cash flow, and the Revolver. Based upon the Company’s restructuring plan, the Company currently estimates that the benefit to operating earnings and cash flows, annually, will potentially be $50 million, following the substantial completion of such project. However, due to the scale and nature of estimates involved with consolidation of facilities of this size, there can be no assurance that the benefit will be realized in full.

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

     As of March 27, 2005, we had long-term debt of approximately $692.8 million, which included $421.0 million incurred under our senior secured credit facilities and $270.0 million of Senior Notes. In addition, we had $1.8 million of long-term capital lease obligations.

     We completed the syndication of a $650.0 million senior secured credit facility (“Credit Facility”) pursuant to the terms and conditions of a Credit Agreement dated December 22, 2004 (“Credit Agreement”). The Credit Facility is comprised of a $150.0 million six-year revolving credit facility (“Revolver”), a $75.0 million synthetic letter of credit facility (“Letter of Credit Facility”) and a $425.0 million seven-year term loan B (“Term Loan”). The proceeds were used to refinance the Company’s existing credit facility and for general corporate purposes, including investment in the Boeing 787 program and the execution of the ongoing manufacturing facility consolidation and modernization plan. The Term Loan will amortize at $1 million per quarter with a bullet payment at the maturity date of December 22, 2011. Under the Credit Agreement, the Company has the option to solicit from existing or new lenders, up to $200 million in additional term loans subject to substantially the same terms and conditions as the outstanding term loans though pricing may be separately negotiated at that time. Additionally, the Company also has the option to convert up to $25 million of the Letter of Credit Facility to outstanding term loans which would also be subject to the same terms and conditions as the outstanding term loans made as of the closing date. The Credit Facility replaces the Company’s prior credit facility which consisted of a $150.0 million revolving credit facility and $295.9 million of term loans maturing in June 2008.

     As of the March 27, 2005, there are no borrowings under the Revolver, $425.0 million of borrowings under the Term Loan, and $50.4 million outstanding Letters of Credit under the $75 million synthetic facility. The Company is obligated to pay an annual commitment fee on the unused revolving credit facility of 0.5% or less dependent upon the leverage ratio.

     Net cash provided by operating activities for the three months ended March 27, 2005 was $16.8 million, a decrease of $92.8 million or 85% compared to net cash provided by operating activities of $109.6 million for the same period in the prior year. This decrease was caused primarily by a large change in our accounts payable which was driven by the extent of year-end accruals and cash float. Additional factors include increased spending on the 787 program, and a decrease in C-17 advance payments as compared to the same period in the prior year.

     Cash used in investing activities generally has been for capital expenditures. Net cash used for capital expenditures for the three months ended March 27, 2005 was $6.3 million, a decrease of $2.3 million or 27% compared to $8.6 million for the same period in the prior year. This decrease is attributable to the timing of expenditures and we anticipate that we will reach our planned capital expenditures of between $150 million and $200 million by year-end.

     The principal source of liquidity for Vought is cash provided by operations. Vought’s liquidity requirements and working capital needs depend on a number of factors, including the level of delivery rates under our contracts and working capital needs fluctuations between periods as a result of changes in delivery rates under existing contracts and production associated with new contracts. For some military aircraft programs, milestone payments finance working capital, which helps to improve liquidity. In general, our business generates sufficient cash flow to manage our general liquidity needs and Vought has not historically needed short-term borrowings to finance normal operations.

     There have been no significant changes to our scheduled maturities of financial obligations and expiration of commitments since those disclosed in the Liquidity and Capital Resources section of our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

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

     Vought has reached a preliminary agreement with the State of South Carolina to develop a new manufacturing site in Charleston, South Carolina for manufacturing and assembly work for the Boeing 787 Dreamliner commercial aircraft program. Subsequent to the quarter end, on April 13, 2005, Vought finalized an operating agreement for a joint venture called Global Aeronautica, LLC Operating. Vought and Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA, will each have a 50% stake in the joint venture, which will combine the two companies’ respective 787 program fuselage products to deliver an integrated product to Boeing. Vought will be the sole-source supplier of the aft fuselage for Boeing’s 787 program under a contract that currently is under negotiation, but is expected to represent approximately $5 billion in total contract value through 2021. Vought’s funding requirement for the 787 program is expected to be approximately $140 million for investment and approximately $50 million for working capital, with significant additional funding to come from other sources. Vought’s investment in the 787 program primarily will be in tooling and capital expenditures, design and engineering, and a cash contribution to the joint venture of approximately $20 million in total over the next several years. Vought believes that the 787 program represents the next generation of commercial aircraft, and expects that the 787 program will evolve into a broader family of more efficient and capable commercial aircraft that will come into production over the next decades.

     Vought’s total investment in the 787 program and its facility consolidation and modernization plan is expected to be approximately $876 million. The majority of the funding requirement is expected to be financed by cash currently on hand, proceeds from the new credit facilities, sale-leaseback and operating lease arrangements, state grants and other sources. The remaining funding requirements, estimated at $50 to $100 million, are expected to be met by cash flow from operations. Management is continually evaluating various options relating to these projects as market dynamics change our outlook for future production needs. This evaluation may lead to changes in the timing of these projects and the total amount invested.

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

Debt Covenants. There have been no changes to our debt covenants during the three months ended March 27, 2005, as compared to those we discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

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

     Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate as based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations, we cannot guarantee that we will continue to experience the same credit loss rates in the future.

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

     The Boeing Company has announced that a decision to proceed with new derivatives or complete production of the 747 Program is likely to be made mid-year 2005. The future of this program largely depends upon market acceptance of new derivatives. Due to the uncertainty of the market acceptance, termination of production is reasonably possible.

     The Boeing Company has announced that a decision to continue or complete production of the 767 Program is likely to be made mid-year 2005. Due to the uncertainty of the market demand, termination of production is reasonably possible.

     Boeing’s decisions regarding production, including the possible decision to terminate these programs, would require the Company to reevaluate cost estimates associated with these and other programs that would be affected by the change in base and any modification of infrastructure requirements. This reevaluation could result in changes in estimates and current margin rates for these and other programs.

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

     Management has performed sensitivity analyses to determine how market rate changes will affect the fair value of the market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $425.0 million of variable rate debt under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of March 27, 2005 would decrease our annual pre-tax income by approximately $4.3 million. All of our remaining debt is at fixed rates, therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

     Under the Credit Agreement, we have a requirement to hedge 50% of our outstanding debt balance net of the fixed rate instrument balances for two years. To comply with this requirement, we entered into an interest rate cap in the first quarter of 2005 whereby $100 million is capped at a maximum LIBOR rate of 6%. This cap expires on January 1, 2007.

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

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

(31.1)*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.

(Registrant)

May 11, 2005	/s/ Lloyd R. Sorenson

(Date)	Lloyd R. Sorenson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)