Form 10-Q
period 2005-06-26
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2005-08-10
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 333-112528
Vought Aircraft Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2884072

(State of Incorporation) 9314 West Jefferson Boulevard M/S 2-01	(I.R.S. Employer Identification Number)

Dallas, TX	75211

(Address of Principal executive offices)	(Zip Code)
(972)-946-2011
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at August 5, 2005 was 25,027,152.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
($ in millions) (Unaudited)

	June 26,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$56.7	$128.9
Accounts receivable	132.7	123.2
Inventories	312.0	279.3
Other current assets	5.9	7.2

Total current assets	507.3	538.6

Property, plant and equipment, net	414.4	407.7

Goodwill, net	527.7	527.7
Identifiable intangible assets, net	86.1	91.5
Debt origination costs, net and other assets	23.7	23.5

Total assets	$1,559.2	$1,589.0

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$95.7	$100.7
Accrued and other liabilities	78.9	90.0
Accrued payroll and employee benefits	46.8	51.4
Accrued post-retirement benefits-current	57.3	57.3
Accrued pension-current	37.7	27.2
Current portion of long-term bank debt	4.0	4.0
Capital lease obligation	0.9	0.9
Accrued contract liabilities	240.0	142.0

Total current liabilities	561.3	473.5

Long-term liabilities:
Accrued post-retirement benefits	492.1	486.9
Accrued pension	439.1	420.7
Long-term bank debt, net of current portion	420.0	421.0
Long-term bond debt	270.0	270.0
Long-term capital lease obligation	1.5	2.0
Other non-current liabilities	88.5	69.4

Total liabilities	2,272.5	2,143.5

Stockholders’ equity (deficit):
Common stock, par value $.01; 50,000,000 shares authorized, 25,027,152 and 25,015,552 issued and outstanding in 2005 and 2004, respectively	0.3	0.3
Additional paid-in capital	418.1	418.0
Shares held in rabbi trust	(1.9)	(1.9)
Stockholders’ loans	(2.3)	(2.3)
Accumulated deficit	(533.3)	(374.4)
Accumulated other comprehensive loss	(594.2)	(594.2)

Total stockholders’ equity (deficit)	$(713.3)	$(554.5)

Total liabilities and stockholders’ equity (deficit)	$1,559.2	$1,589.0

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
($ in millions) (Unaudited)

	For the Three Months		For the Six Months
	Ended		Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net sales	$357.0	$294.2	$626.8	$589.1

Costs and expenses
Cost of sales	369.8	236.5	610.4	483.2
Selling, general and administrative expenses	77.8	63.0	145.3	125.7
Asset impairment	5.9	—	5.9	—

Total costs and expenses	453.5	299.5	761.6	608.9

Operating loss	(96.5)	(5.3)	(134.8)	(19.8)

Other income (expense)
Interest income	0.9	0.6	1.6	1.1
Other loss	(0.8)	—	(0.9)	—
Interest expense	(12.7)	(10.1)	(24.8)	(19.8)

Loss before income taxes	(109.1)	(14.8)	(158.9)	(38.5)

Income taxes	—	—	—	—

Net loss	$(109.1)	$(14.8)	$(158.9)	$(38.5)

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
($ in millions) (Unaudited)

	For the Six Months Ended
	June 26,	June 27,
	2005	2004
Operating activities
Net loss	$(158.9)	$(38.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36.8	43.6
Asset impairment	5.9	—
Loss from asset sales	4.3	1.5
Changes in current assets and liabilities:
Accounts receivable	(9.5)	(4.7)
Inventories, net of advances and progress billings	(32.7)	(12.2)
Other current assets	1.3	0.7
Accounts payable, trade	(5.0)	22.4
Accrued payroll and employee benefits	(4.6)	(6.0)
Accrued and other liabilities	(0.6)	(1.4)
Accrued contract liabilities	98.0	1.4
Other assets and liabilities—long-term	40.9	66.8

Net cash provided by (used in) operating activities	(24.1)	73.6

Investing activities
Capital expenditures	(46.7)	(16.3)

Net cash used in investing activities	(46.7)	(16.3)

Financing activities
Payments on long-term bank debt	(1.0)	—
Payments on capital leases	(0.5)	(1.1)
Proceeds from sale of common stock	0.1	—

Net cash used in financing activities	(1.4)	(1.1)

Net increase (decrease) in cash and cash equivalents	(72.2)	56.2
Cash and cash equivalents at beginning of period	128.9	106.4

Cash and cash equivalents at end of period	$56.7	$162.6

See accompanying notes

VOUGHT AIRCRAFT INDUSTRIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 26, 2005
Note 1 – Organization and Basis of Presentation
     Vought Aircraft Industries, Inc. and its wholly-owned subsidiaries are herein referred to as the “Company” or “Vought.” The Company is one of the world’s largest independent providers of commercial and military aerostructures. The majority of the Company’s products are sold to The Boeing Company, and for military contracts, ultimately to the U.S. Government. The Corporate office is in Dallas, Texas and production work is performed at sites in Hawthorne and Brea, California; Everett, Washington; Dallas and Grand Prairie, Texas; Milledgeville, Georgia; Nashville, Tennessee; and Stuart, Florida. We broke ground on our Charleston, South Carolina site on February 7, 2005, and are proceeding with the development of the site in support of the 787 program.
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and six months ended June 26, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The consolidated balance sheet at December 31, 2004 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.
Note 2 – New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company in fiscal 2006. We are currently evaluating the impact of this new Standard.
     On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Statement 123R requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. This statement is effective for most public companies for annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of Statement 123R; however it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 beginning January 1, 2006.
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

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	($ in millions)
Reported net loss	($109.1)	($14.8)	($158.9)	($38.5)
Stock based compensation	—	—	—	—

	(109.1)	(14.8)	(158.9)	(38.5)
Compensation expense per SFAS No. 123	(0.5)	(0.2)	(1.0)	(0.3)
Pro forma net loss for SFAS No. 123	($109.6)	($15.0)	($159.9)	($38.8)

     The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as options vest over several years and additional option grants are expected.
Note 4 – Restructuring
     On February 26, 2004, we announced plans to consolidate portions of our manufacturing operations in our production facilities located in Dallas and Grand Prairie, Texas. The plans include renovating and modernizing the Dallas facilities, closing the facilities in Nashville and Stuart and moving their operations to Dallas and reducing the size of the Hawthorne facility. We received a $35 million grant from the Texas Enterprise Fund in April 2004 and are in the process of working with the Texas General Land Office and several other state and local agencies to help us accomplish the consolidation. By accepting this grant, the Company is obligated to add 3,000 jobs in Texas over the next five years with a prorated penalty (based on any shortfall in our ability to maintain a total of 6,000 jobs in Texas with the total penalty amount not to exceed the amount of the grant) assessed beginning in 2010 if that goal is not reached. When completed, this project is expected to reduce the Company’s occupied square footage by more than three million square feet, reduce operating costs and increase productivity. As part of this plan, the Company will incur charges at Nashville and Stuart for employee termination benefits and relocation costs, certain pension and other post-employment benefit costs, consolidation of excess facilities and various other closure costs. The planned completion dates for closure of the Stuart and Nashville facilities are currently not definitized as we are evaluating the operational requirements and the market dynamics that affect our future production needs. We have temporarily suspended the transition of some of the remaining programs while we continue to evaluate these developments. This evaluation could result in changes in the timing of these projects and the total amount invested.

     As a result of the pending closure of the Stuart and Nashville facilities, the Company offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,300 employees at these facilities. The Company has recorded a liability in the amount of $5.0 million associated with the severance termination benefits of which $0.4 million has been paid as of June 26, 2005. Additionally, the Company estimates total costs of approximately $2.6 million associated with the non-union employee retention termination benefits and is recognizing this liability ratably over the employees’ retention period. At June 26, 2005, a liability for the retention termination benefits has been recorded in the amount of approximately $1.6 million.
     As part of the restructuring plan, the Company negotiated termination benefit agreements with union employees at the Nashville location. As a result of the union negotiations, certain retention termination benefits were agreed to which are estimated to be approximately $4.7 million. In April 2004, the Company began recognizing this liability ratably over the employee retention period. A liability for retention termination benefits for union employees has been recorded in the amount of approximately $2.1 million. As of June 26, 2005, $0.3 million has been paid for both union and non-union retention termination benefits.
     The following table is a roll-forward of the amounts accrued for the restructuring liabilities discussed above as of June 26, 2005.

Accrued Restructuring
Reserve – Stuart and
Nashville Sites
($ in millions)
Balance December 31, 2003	$—
Restructuring liabilities recognized	7.7
Expenditures	(0.4)

Balance December 31, 2004	7.3
Liabilities recognized for the six months ended June 26, 2005	1.0
Expenditures for the six months ended June 26, 2005	(0.3)

Balance June 26, 2005	$8.0

     See Note 7 — Pension and Other Post-retirement Benefits for further discussion of the effects of the restructuring on the pension and other post-employment benefits at the Nashville and Stuart facilities.
     As of June 26, 2005, approximately 460 out of the 1,300 employees at these locations have elected to relocate to Dallas. The Company currently estimates that the relocation costs associated with these transfers will be approximately $11.5 million and will be recognized as incurred. During the first half of 2005, the Company incurred approximately $1.2 million of the relocation expense and has incurred a total of $2.8 million since restructuring activities began in fiscal 2004.
     Since the announcement of the planned closures of the Stuart and Nashville facilities, the Company has been evaluating the fixed assets associated with these facilities and developing a plan for moving these assets to Dallas or for selling or abandoning the assets once the facilities are vacated. For the Nashville facility, the Company has performed an initial assessment of the recoverability for those assets that will not be moved and has determined that, at present, no impairment has taken place. Nonetheless, an impairment charge for these assets could be necessary in future periods.

     Related to the shutdown of the Nashville facility, the Company has accelerated depreciation over the remaining periods of those assets that will not be transferred to Dallas. The Company estimates that approximately $21.6 million of depreciation will be accelerated over the remaining life of these assets so that they will be fully depreciated when production has ceased at this facility. As of June 26, 2005, the Company has recognized accumulated accelerated depreciation for these assets of $17.2 million. Substantially all of the fixed assets from the Stuart facility are expected to be moved and utilized after the plant closes.
     The Company is in the process of evaluating various exit options related to the lease for the Stuart facility. The Company currently has $1.3 million in net book value of leasehold improvements at Stuart, before taking into consideration accelerated depreciation. As a result of the closure, the Company has accelerated the depreciation on these items so they will be fully depreciated when production ceases at this facility. The increased depreciation for these assets totals $1.3 million as of June 26, 2005.
     In June 2005, the Company signed a contract for the sale of the Hawthorne facility and closed on that contract in July 2005. Based on the contractual sales price, costs to sell, and other terms of the contract, the Company recorded an impairment charge to operating income of $5.9 million in June 2005, which has been classified as asset impairment in the accompanying statements. The net carrying value of these assets at June 26, 2005 is approximately $62.8 million, and is included within property, plant and equipment, net in the accompanying consolidated balance sheet. See Note 12 — Subsequent Events for further details on the transaction.
     The Dallas facility is currently a Naval Weapons Industrial Reserve Plant, which is owned by the Navy. As part of the restructure plan, options are being considered that could change the ownership structure of the plant.
     The restructuring and other related charges are or will be recorded to contract costs. In accordance with Statement of Position (SOP) 81-1, the total additional costs associated with the planned facility closures for relocation, termination and retention benefits, and pension and other post-employment benefits (“OPEB”) were considered in the Company’s estimated costs at completion for contracts at each site. As a result of including the estimated restructuring costs in each facility’s contracts, the Company recorded a charge to cost of sales in the amount of $5.2 million for the six months ended June 26, 2005 and a total charge to cost of sales of $59.1 million since restructuring activities began in fiscal 2004.
     During 2001, the Company finalized and approved a restructuring plan designed to reduce the Company’s infrastructure costs by closing its Perry, Georgia facility and relocating the facility’s production effort to the Stuart, Florida site. At December 31, 2001, the Company had accrued $12.6 million related to costs on non-cancelable lease payments and maintenance, after the anticipated closure date for the Perry facility. The closure of Perry was completed at the beginning of the third quarter of 2002. Subsequent to the closure, the Company recorded $5.8 million of lease payments and maintenance against the accrual. The remaining non-cancelable lease payments and maintenance, extend to 2007. The following is a roll-forward of amounts accrued for restructuring at the Perry site and are included in accrued and other liabilities:

Accrued Restructuring
Reserve Perry Site
($ in millions)
Balance December 31, 2003	$9.5
Cash expenditures	(1.9)

Balance December 31, 2004	$7.6
Cash expenditures for the six months ending June 26, 2005	(0.8)

Balance June 26, 2005	$6.8

Note 5 – Inventories
     Inventories consisted of the following:

	June 26,	December 31,
	2005	2004
	($ in millions)
Production costs of contracts in process	$488.4	$434.9
Finished goods	23.3	21.4
Less: unliquidated progress payments	(199.7)	(177.0)

Total inventories	$312.0	$279.3

     As of June 26, 2005 and December 31, 2004, we classified $98.4 million and $42.0 million, respectively, of advances and progress payments as accrued contract liabilities on our balance sheet.
Note 6 – Goodwill and Intangible Assets
     With the adoption of SFAS No. 142 Goodwill and Other Intangible Assets, amortization of goodwill ceased effective January 1, 2002 and goodwill is now subject to annual impairment tests in accordance with the standard. The Company completed its annual impairment analysis based on the discounted future cash flow method and determined that there was no impairment to goodwill as of December 31, 2004 and nothing came to the Company’s attention in the first half of fiscal 2005 that would cause the Company to change its assessment of goodwill.
     Intangible assets consisted of the following:

	June 26,	December 31,
	2005	2004
	($ in millions)
Programs and contracts	$137.3	$137.3
Pension asset	20.7	20.7
Less: accumulated amortization	(71.9)	(66.5)

Identifiable intangible assets, net	$86.1	$91.5

     Scheduled remaining amortization of identifiable intangible assets is as follows as of June 26, 2005:

($ in millions )
2005	$5.5
2006	10.8
2007	10.0
2008	8.9
2009	8.9
Thereafter	21.4

$65.5

Note 7 – Pension and Other Post-retirement Benefits
     The components of net periodic benefit cost for the Company’pension plans and other post-retirement benefit plans were as follows:

	Three	Three
	Months	Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 26,	June 27,	June 26,	June 27,
Pension Benefits	2005	2004	2005	2004
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$8.2	$7.1	$16.0	$14.6
Interest cost	25.8	25.0	51.6	50.3
Expected return on plan assets	(29.1)	(29.8)	(58.4)	(60.2)
Amortization of (gains) or losses	13.2	9.5	27.0	18.5
Prior service cost recognized	—	—	—	9.6
Amortization of prior service cost	0.9	0.1	1.6	0.1
Plan curtailment (gain)/loss	—	(2.8)	—	(12.7)
Special termination benefits	—	9.5	—	10.7

Net periodic benefit cost	$19.0	$18.6	$37.8	$30.9

Defined contribution plan cost	$1.8	$1.8	$3.5	$3.6

	Three	Three
	Months	Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 26,	June 27,	June 26,	June 27,
Other Post-retirement Benefits	2005	2004	2005	2004
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$1.9	$1.6	$3.7	$3.1
Interest cost	9.7	9.7	19.4	19.1
Expected return on plan assets	—	—	—	—
Prior service cost recognized	—	—	—	(0.2)
Amortization of prior service cost	0.6	0.5	1.2	1.1
Amortization of net (gain)/loss	2.7	0.5	5.4	0.9
Plan curtailment (gain)/loss	—	—	—	11.7
Special termination benefits	—	1.9	—	2.6

Net periodic benefit cost	$14.9	$14.2	$29.7	$38.3

     As a result of the Company’s announcement on February 26, 2004 of its plans to consolidate much of its manufacturing operations in Dallas, the Company recorded liabilities for pension and post-retirement benefit plan curtailments and recognition of prior service cost of $11.2 million and special termination benefits of $1.9 million in the first quarter of 2004. The special termination benefits related to its affected non-represented employees that received and accepted transfer or completion opportunities in March 2004. Represented employees accepted similar offers through a certified vote on April 20, 2004. As a result of that vote, the Company recorded an additional liability of $8.6 million in the second quarter of 2004.
Note 8 – Commitments
     Warranty Reserves. A reserve has been established to provide for the estimated future cost of warranties on the Company’s delivered products. Management periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of the Company’s historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following is a roll-forward of amounts accrued for warranty reserves:

Warranty
Reserve
($ in millions )
Balance at December 31, 2003	$10.6
Warranty costs incurred	(0.3)
Additions charged to cost of sales:
Warranties issued	1.5
Charges related to pre-existing warranties	(1.6)

Balance at December 31, 2004	$10.2
Warranty costs incurred	(0.2)
Additions charged to cost of sales:
Warranties relieved	(1.0)
Charges related to pre-existing warranties	0.1

Balance at June 26, 2005	$9.1

Note 9 – Environmental Costs
     Environmental liabilities are accrued when the Company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more accurate than another, the minimum amount in the range is recorded.
     Our facilities have been previously owned and operated by other entities and remediation is currently taking place at several facilities in connection with contamination that occurred prior to our ownership. In particular, we acquired several of our facilities from Northrop Grumman in July of 2000, including the Hawthorne and Torrance, California facilities, the Stuart, Florida facility, the Milledgeville and Perry, Georgia facilities and two Dallas, Texas facilities. Of those facilities, remediation projects are underway in Hawthorne, Stuart, Milledgeville and Dallas. Under our asset purchase agreement with Northrop Grumman, we obtained from Northrop Grumman an indemnity relating to contamination at all sites occurring prior to our ownership (so-called ‘‘pre-closing liabilities’’). The indemnity effectively caps our exposure to such cleanup liabilities at $12 million, with Northrop Grumman assuming responsibility for all such costs in excess of $12 million. In accordance with the terms of the environmental indemnity, Northrop Grumman is managing all environmental remedial projects at the various sites, except with respect to most of the remediation activities now underway at the Dallas facility. The Dallas facility is a Naval Weapons Industrial Reserve Plant, which the Navy leases to us. The Navy manages and finances most of the remediation activities at this site (although Northrop Grumman does manage other remediation activities at the site). Should the Navy cease to finance and perform remediation activities at the Dallas site, we would look to Northrop Grumman to manage those activities in accordance with its indemnity obligations. Although we have no reason to believe that Northrop Grumman will not satisfy its indemnity obligations, if Northrop Grumman failed to do so, we could be exposed to environmental cleanup liabilities that could be material. As of June 26, 2005, our balance sheet included an accrued liability of $4.6 million for accrued environmental liabilities which is included in accrued and other liabilities and other non-current liabilities.
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

     The following is a roll-forward of amounts accrued for environmental liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2003	$8.5
Environmental costs incurred	(2.7)

Balance at December 31, 2004	5.8
Environmental costs incurred for the six months ending June 26, 2005	(1.2)

Balance at June 26, 2005	$4.6

Note 10 – Related Party Transactions
     In accordance with the management agreement between Vought Aircraft Industries, Inc. and the Company’s principal stockholder, The Carlyle Group (“Carlyle”), the Company incurred a fee of $1.0 million for various management services provided by Carlyle for each of the six month periods ended June 26, 2005 and June 27, 2004, respectively.
Note 11 – Guarantor Subsidiaries
     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by the Company’s 100% owned subsidiaries. Summarized financial information of the Company and its subsidiaries is presented below:

Consolidating Balance Sheet
June 26, 2005
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$56.0	$0.7	$—	$56.7
Accounts receivable	118.3	14.4	—	132.7
Intercompany receivable	17.2	1.9	(19.1)	—
Inventories	299.0	13.0	—	312.0
Other current assets	5.7	0.2	—	5.9

Total current assets	496.2	30.2	(19.1)	507.3

Property, plant and equipment, net	404.1	10.3	—	414.4
Goodwill, net	464.0	63.7	—	527.7
Identifiable intangible assets, net	86.1	—	—	86.1
Investment in affiliated company	78.6	—	(78.6)	—
Debt origination costs, net and other assets	23.6	0.1	—	23.7

Total assets	$1,552.6	$104.3	$(97.7)	$1,559.2

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$91.6	$4.1	$—	$95.7
Accrued and other liabilities	78.1	0.8	—	78.9
Accrued payroll and employee benefits	45.6	1.2	—	46.8
Accrued post-retirement benefits — current	57.3	—	—	57.3
Accrued pension — current	37.7	—	—	37.7
Current portion of long-term debt	4.0	—	—	4.0
Intercompany payable	1.9	17.2	(19.1)	—
Capital lease obligations	—	0.9	—	0.9
Accrued contract liabilities	240.0	—	—	240.0

Total current liabilities	556.2	24.2	(19.1)	561.3

Long-term liabilities:
Accrued post-retirement benefits	492.1	—	—	492.1
Accrued pension	439.1	—	—	439.1
Long-term bank debt, net of current portion	420.0	—	—	420.0
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligations	—	1.5	—	1.5
Other non-current liabilities	88.5	—	—	88.5

Total liabilities	2,265.9	25.7	(19.1)	2,272.5

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 25,027,152 issued and outstanding in 2005	0.3	—	—	0.3
Additional paid-in capital	418.1	80.3	(80.3)	418.1
Shares held in rabbi trust	(1.9)	—	—	(1.9)
Stockholders’ loans	(2.3)	—	—	(2.3)
Accumulated deficit	(533.3)	(1.7)	1.7	(533.3)
Accumulated other comprehensive loss	(594.2)	—	—	(594.2)

Total stockholders’ equity (deficit)	(713.3)	78.6	(78.6)	(713.3)

Total liabilities and stockholders’ equity (deficit)	$1,552.6	$104.3	$(97.7)	$1,559.2

Consolidating Balance Sheet
December 31, 2004
($ in millions)

		Guarantor	Intercompany
	Vought (1)	Subsidiary (1)	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$128.6	$0.3	$—	$128.9
Accounts receivable	112.1	11.1	—	123.2
Intercompany receivable	19.6	3.2	(22.8)	—
Inventories	266.6	12.7	—	279.3
Other current assets	6.8	0.4	—	7.2

Total current assets	533.7	27.7	(22.8)	538.6
Property, plant and equipment, net	395.7	12.0	—	407.7
Goodwill, net	464.0	63.7	—	527.7
Identifiable intangible assets, net	91.5	—	—	91.5
Investment in affiliated company	74.9	—	(74.9)	—
Debt origination costs, net and other assets	23.4	0.1	—	23.5

Total assets	$1,583.2	$103.5	$(97.7)	$1,589.0

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$97.4	$3.3	—	$100.7
Accrued and other liabilities	88.4	1.6	—	90.0
Accrued payroll and employee benefits	50.2	1.2	—	51.4
Accrued post-retirement benefits — current	57.3	—	—	57.3
Accrued pension — current	27.2	—	—	27.2
Current portion of long-term debt	4.0	—	—	4.0
Intercompany payable	3.2	19.6	(22.8)	—
Capital lease obligations	—	0.9	—	0.9
Accrued contract liabilities	142.0	—	—	142.0

Total current liabilities	469.7	26.6	(22.8)	473.5

Long-term liabilities:
Accrued post-retirement benefits	486.9	—	—	486.9
Accrued pension	420.7	—	—	420.7
Long-term bank debt, net of current portion	421.0	—	—	421.0
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligations	—	2.0	—	2.0
Other non-current liabilities	69.4	—	—	69.4

Total liabilities	2,137.7	28.6	(22.8)	2,143.5

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 25,015,552 issued and outstanding in 2004	0.3	—	—	0.3
Additional paid-in capital	418.0	80.3	(80.3)	418.0
Shares held in rabbi trust	(1.9)	—	—	(1.9)
Stockholders’ loans	(2.3)	—	—	(2.3)
Accumulated deficit	(374.4)	(5.4)	5.4	(374.4)
Accumulated other comprehensive loss	(594.2)	—	—	(594.2)

Total stockholders’ equity (deficit)	(554.5)	74.9	(74.9)	(554.5)

Total liabilities and stockholders’ equity (deficit)	$1,583.2	$103.5	$(97.7)	$1,589.0

(1)	Effective January 1, 2004 the Company implemented a corporate reorganization of its Aerostructures subsidiary. Pursuant to the reorganization, Aerostructures incorporated a new subsidiary, entitled Contour Aerospace Corporation, a Delaware corporation (‘‘Contour’’). Then, Aerostructures contributed its Everett, Washington facility and Brea, California facility to Contour. Contemporaneous with the contribution of these assets and operations to Contour, Aerostructures merged with and into Vought Aircraft Industries, Inc., so that the remaining operating assets of Aerostructures are integrated with the ongoing operations of Vought. As a result of the reorganization, beginning in 2004, Aerostructures does not exist as a separate corporate entity and Contour is a direct subsidiary of Vought. Under the 8% Senior Notes due 2011, Contour is a guarantor on a fully and unconditionally and jointly and severally on a senior unsecured basis.

Consolidating Statement of Operations
Three Months Ended June 26, 2005
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$340.3	$19.4	$(2.7)	$357.0

Costs and expenses
Cost of sales	355.8	16.7	(2.7)	369.8
Selling, general and administrative expenses	77.2	0.6		77.8
Asset impairment	5.9	—		5.9

Total costs and expenses	438.9	17.3	(2.7)	453.5

Operating income (loss)	(98.6)	2.1	—	(96.5)

Other income (expense)
Interest income	0.9	—	—	0.9
Other income (loss)	(0.7)	(0.1)	—	(0.8)
Interest expense	(12.6)	(0.1)	—	(12.7)
Equity in income of consolidated subsidiaries	1.9	—	(1.9)	—

Income (loss) before income taxes	(109.1)	1.9	(1.9)	(109.1)

Income taxes	—	—	—	—

Net income (loss)	$(109.1)	$1.9	$(1.9)	$(109.1)

Consolidating Statement of Operations
Three Months Ended June 27, 2004
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$278.8	$17.4	$(2.0)	$294.2

Costs and expenses
Cost of sales	226.0	12.5	(2.0)	236.5
Selling, general and administrative expenses	61.8	1.2	—	63.0

Total costs and expenses	287.8	13.7	(2.0)	299.5

Operating income (loss)	(9.0)	3.7	—	(5.3)

Other income (expense)
Interest income	0.6	—	—	0.6
Interest expense	(10.0)	(0.1)	—	(10.1)
Equity in income of consolidated subsidiaries	3.6	—	(3.6)	—

Income (loss) before income taxes	(14.8)	3.6	(3.6)	(14.8)

Income taxes	—	—	—	—

Net income (loss)	$(14.8)	$3.6	$(3.6)	$(14.8)

Consolidating Statement of Operations
Six Months Ended June 26, 2005
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$593.2	$38.7	$(5.1)	$626.8

Costs and expenses
Cost of sales	582.2	33.3	(5.1)	610.4
Selling, general and administrative expenses	143.8	1.5	—	145.3
Asset impairment	5.9	—	—	5.9

Total costs and expenses	731.9	34.8	(5.1)	761.6

Operating income (loss)	(138.7)	3.9	—	(134.8)

Other income (expense)
Interest income	1.6	—	—	1.6
Other income (loss)	(0.8)	(0.1)	—	(0.9)
Interest expense	(24.7)	(0.1)	—	(24.8)
Equity in income of consolidated subsidiaries	3.7	—	(3.7)	—

Income (loss) before income taxes	(158.9)	3.7	(3.7)	(158.9)

Income taxes	—	—	—	—

Net income (loss)	$(158.9)	$3.7	$(3.7)	$(158.9)

Consolidating Statement of Operations
Six Months Ended June 27, 2004
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$560.3	$32.5	$(3.7)	$589.1

Costs and expenses
Cost of sales	458.6	28.3	(3.7)	483.2
Selling, general and administrative expenses	123.3	2.4	—	125.7

Total costs and expenses	581.9	30.7	(3.7)	608.9

Operating income (loss)	(21.6)	1.8	—	(19.8)

Other income (expense)
Interest income	1.1	—	—	1.1
Interest expense	(19.6)	(0.2)	—	(19.8)
Equity in income of consolidated subsidiaries	1.6	—	(1.6)	—

Income (loss) before income taxes	(38.5)	1.6	(1.6)	(38.5)

Income taxes	—	—	—	—

Net income (loss)	$(38.5)	$1.6	$(1.6)	$(38.5)

Consolidating Statement of Cash Flows
Six Months Ended June 26, 2005
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net income (loss)	$(158.9)	$3.7	$(3.7)	$(158.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	34.8	2.0	—	36.8
Asset impairment	5.9	—	—	5.9
Loss from asset sales	4.2	0.1	—	4.3
Income from investment in consolidated subsidiaries	(3.7)	—	3.7	—
Changes in current assets and liabilities:
Accounts receivable	(6.2)	(3.3)	—	(9.5)
Intercompany accounts receivable	2.4	1.3	(3.7)	—
Inventories, net of advance and progress billings	(32.4)	(0.3)	—	(32.7)
Other current assets	1.1	0.2	—	1.3
Accounts payable, trade	(5.8)	0.8	—	(5.0)
Intercompany accounts payable	(1.3)	(2.4)	3.7	—
Accrued payroll and employee benefits	(4.6)	—	—	(4.6)
Accrued and other liabilities	0.2	(0.8)	—	(0.6)
Accrued contract liabilities	98.0	—	—	98.0
Other assets and liabilities — long-term	41.0	(0.1)	—	40.9

Net cash provided by (used in) operating activities	(25.3)	1.2	—	(24.1)

Investing activities
Capital expenditures	(46.4)	(0.3)	—	(46.7)

Net cash used in investing activities	(46.4)	(0.3)	—	(46.7)

Financing activities
Payments on long-term bank debt	(1.0)	—	—	(1.0)
Payments on capital leases	—	(0.5)	—	(0.5)
Proceeds from sale of common stock	0.1	—	—	0.1

Net cash used in financing activities	(0.9)	(0.5)	—	(1.4)

Net increase (decrease) in cash and cash equivalents	(72.6)	0.4	—	(72.2)
Cash and cash equivalents at beginning of period	128.6	0.3	—	128.9

Cash and cash equivalents at end of period	$56.0	$0.7	$—	$56.7

Consolidating Statement of Cash Flows
Six Months Ended June 27, 2004
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net income (loss)	$(38.5)	$1.6	$(1.6)	$(38.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	41.5	2.1	—	43.6
Loss from asset sales	1.5	—	—	1.5
Income from investment in consolidated subsidiaries	(1.6)	—	1.6	—
Changes in current assets and liabilities:
Accounts receivable	2.2	(6.9)	—	(4.7)
Intercompany accounts receivable	(12.7)	(1.4)	14.1	—
Inventories, net of advance and progress billings	(11.5)	(0.7)	—	(12.2)
Other current assets	0.7	—	—	0.7
Accounts payable, trade	23.9	(1.5)	—	22.4
Intercompany accounts payable	1.4	12.7	(14.1)	—
Accrued payroll and employee benefits	(6.1)	0.1	—	(6.0)
Accrued and other liabilities	(1.8)	0.4	—	(1.4)
Accrued contract liabilities	5.5	(4.1)	—	1.4
Other assets and liabilities — long-term	66.8	—	—	66.8

Net cash provided by operating activities	71.3	2.3	—	73.6

Investing activities
Capital expenditures	(15.2)	(1.1)	—	(16.3)

Net cash used in investing activities	(15.2)	(1.1)	—	(16.3)

Financing activities
Payments on capital leases	—	(1.1)	—	(1.1)

Net cash used in financing activities	—	(1.1)	—	(1.1)

Net increase in cash and cash equivalents	56.1	0.1	—	56.2
Cash and cash equivalents at beginning of period	106.4	—	—	106.4

Cash and cash equivalents at end of period	$162.5	$0.1	$—	$162.6

Note 12 – Subsequent Events
     On July 25, 2005, the Company completed the sale of its Hawthorne, California facility. The Company has entered into a lease agreement through which it will lease back those portions of the facility necessary to support its operations. Specifically, the Company will occupy the entire facility through January 25, 2006, and, thereafter, the Company will substantially reduce its occupancy for the remainder of the lease term. The initial term of the lease runs through 2010, and the Company maintains options to extend the lease term through 2020.

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
Recent Events
     In 2004, Vought announced plans to consolidate much of its manufacturing operations in Dallas. The Company intends to renovate and modernize the Dallas facilities and to close the Nashville and Stuart sites and reduce the size of the Hawthorne site. When completed, this plan is expected to reduce the Company’s occupied square footage by more than three million square feet, reduce operating costs and increase productivity. In connection with this plan, the Company is incurring charges for employee termination benefits and relocation costs, certain pension costs, consolidation of excess facilities, disruption and various other closure costs. The planned completion dates for closure of the Stuart and Nashville facilities are currently not definitized as we are evaluating the operational requirements and the market dynamics that affect our future production needs. We have temporarily suspended the transition of some of the remaining programs while we continue to evaluate these operational requirements and market dynamics. This evaluation could result in changes in the timing of these projects and the total amount invested. Increases in disruption and other transition costs in the second quarter of 2005 have been higher than initially expected, resulting in the recognition of additional contract losses for the quarter ended June 26, 2005. Management is in the process of developing and implementing recovery plans in order to reduce the cost associated with remaining consolidation and other transition activities.

Results of Operations

	Three		Three	Six		Six
	Months		Months	Months		Months
	Ended	Percentage	Ended	Ended	Percentage	Ended
	June 26,	Change to	June 27,	June 26,	Change to	June 27,
	2005	Prior Year	2004	2005	Prior Year	2004
	(in millions)			(in millions)
Net sales:
Commercial	$183.9	34.3%	$136.9	$318.0	15.6%	$275.0

Military	115.3	9.2%	105.6	205.1	(3.9)%	213.4

Business Jets	57.8	11.8%	51.7	103.7	3.0%	100.7

Total net sales	$357.0	21.3%	$294.2	$626.8	6.4%	$589.1
Costs and expenses:

Cost of sales	369.8	56.4%	236.5	610.4	26.3%	483.2
Selling, general and administrative	77.8	23.5%	63.0	145.3	15.6%	125.7
Asset impairment	5.9	100.0%	—	5.9	100.0%	—

Total costs and expenses	$453.5	51.4%	299.5	$761.6	25.1%	$608.9

Operating loss	(96.5)	1,720.8%	(5.3)	(134.8)	580.8%	(19.8)

Other income (loss)	(0.8)	100.0%	—	(0.9)	100.0%	—

Interest expense, net	(11.8)	24.2%	(9.5)	(23.2)	24.1%	(18.7)

Net loss	$(109.1)	637.2%	$(14.8)	$(158.9)	312.7%	$(38.5)

Comparison of Results of Operations for the Three Months Ended June 26, 2005 and June 27, 2004
     Net sales. Net sales for the quarter ended June 26, 2005 were $357.0 million, an increase of $62.8 million or 21%, compared with net sales of $294.2 million for the same period in the prior year. When comparing the second quarter of 2005 with the same period in the prior year:
•	Commercial net sales increased by approximately $47.0 million or 34% as a result of a increase in sales of $42.1 million from Boeing contracts due to higher aircraft delivery rates, accompanied by an increase of $3.9 million on our Airbus contracts also due to increased aircraft delivery rates.

•	Military net sales increased approximately $9.7 million or 9% primarily due to increased delivery rates for the V-22 Empennage Ramp program.

•	Business Jet net sales increased by approximately $6.1 million or 12% primarily due to increased delivery rates on the Gulfstream IV program.
     Cost of sales. Cost of sales as a percentage of net sales was 104% for the quarter ended June 26, 2005, compared with 80% for the same period in the prior year. This increase is primarily attributable to an increase of $75.2 million of program costs, the majority of which were related to revised facility consolidation and disruption estimates primarily related to the transition of Nashville programs partially offset by a favorable difference of $4.8 million related to employee benefits and accelerated depreciation for the planned facility closures that were recorded in 2004. The increase in facility consolidation and disruption costs was driven primarily by fewer experienced employees than expected transferring from Nashville to Dallas and greater than expected efforts required to achieve first article specifications for transferred products.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 26, 2005 were $77.8 million, an increase of $14.8 million compared with selling, general and administrative expenses of $63.0 million for the same period in the prior year. The increase was primarily due to an increase of $7.6 million in our investment in the Boeing 787 program. Selling, general and administrative expenses as a percentage of net sales was 22% and 21% for the quarters ended June 26, 2005 and June 27, 2004, respectively.
     Operating income (loss). Operating loss for the three months ended June 26, 2005 was ($96.5) million, compared to an operating loss of ($5.3) million for the same period in the prior year. The increase in loss of $91.2 million is primarily due to increased program costs related to the increased facility consolidation and disruption costs, the spending related to our investment in the Boeing 787 program, and the impairment of the Hawthorne assets, partially offset by the decrease in charges associated with accelerated depreciation and employee benefits.
     Interest expense, net. Interest expense, net for the three months ended June 26, 2005 was $11.8 million, an increase of $2.3 million or 24% compared with $9.5 million for the same period in the prior year. Interest expense, net increased primarily due to the increase in Vought’s senior secured credit facilities resulting from the new credit agreement entered into in December 2004, combined with an increase in interest rates from the same period last year.
Comparison of Results of Operations for the Six Months Ended June 26, 2005 and June 27, 2004
     Net sales. Net sales for the six month period ended June 26, 2005 were $626.8 million, an increase of $37.7 million or 6%, compared with net sales of $589.1 million for the same period in the prior year. When comparing the first half of 2005 with the same period in the prior year:
•	Commercial net sales increased by approximately $43.0 million or 16% as a result of a increase in sales of $25.0 million from Boeing contracts due to higher aircraft delivery rates, accompanied by an increase of $14.8 million resulting from increased delivery rates on our Airbus contracts and a $3.9 million increase from Embraer contracts due to increased pricing.

•	Military net sales decreased by approximately $8.3 million or (4%) primarily due to lower selling prices for the C-17 program, partially offset by increased delivery rates on the V-22 Empennage Ramp program.

•	Business Jet net sales increased by approximately $3.0 million or 3% due to increased delivery rates on the Gulfstream IV program.
     Cost of sales. Cost of sales as a percentage of net sales was 97% for the six months ended June 26, 2005, compared with 82% for the same period in the prior year. This increase is primarily attributable to an increase of $103.5 million of program costs, the majority of which were related to revised facility consolidation and disruption estimates related to the transition of Nashville programs, partially offset by a decrease of $20.3 million in the charges related to employee benefits and accelerated depreciation for the planned facility closures that were recorded in 2004. The increase in facility consolidation and disruption costs was driven primarily by fewer experienced employees than expected transferring from Nashville to Dallas and greater than expected efforts required to achieve first article specifications for transferred products.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 26, 2005 were $145.3 million, an increase of $19.6 million compared with selling, general and administrative expenses of $125.7 million for the same period in the prior year. Selling, general and administrative expenses as a percentage of net sales was 23% and 21% for the six month periods ended June 26, 2005 and June 27, 2004, respectively. The increase was primarily due to an increase of $14.3 million in our investment in the Boeing 787 program partially offset by a decrease of $3.0 million in amortization of intangible assets.
     Operating income (loss). Operating loss for the six months ended June 26, 2005 was ($134.8) million, compared to an operating loss of ($19.8) million for the same period in the prior year. The increase in the loss of $115.0 million is primarily due to increased program costs related to the increased facility consolidation and disruption costs, the spending related to our investment in the Boeing 787 program, and the impairment of Hawthorne assets, partially offset by the decrease in charges related to accelerated depreciation and employee benefits for planned facility closures.
     Interest expense, net. Interest expense, net for the six months ended June 26, 2005 was $23.2 million, an increase of $4.5 million or 24% compared with $18.7 million for the same period in the prior year. Interest expense, net increased primarily due to the increase in Vought’s senior secured credit facilities resulting from the new credit agreement entered into in December 2004, combined with an increase in interest rates from the same period last year.
Critical Accounting Policies
     We believe there have been no significant changes to our critical accounting policies during the six months ended June 26, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.
Liquidity and Capital Resources
     On February 26, 2004, we announced a major project to consolidate manufacturing in our production facilities located in Dallas and Grand Prairie, Texas. We are in the process of renovating and modernizing the Dallas facilities and will complete production at the Nashville and Stuart sites and reduce the size of the Hawthorne site. Funding to complete the project will come from a combination of the Texas Enterprise Fund, the Texas General Land Office, sale of facilities which are no longer required, savings realized as we vacate excess plant space, operational cash flow, and our revolving credit facility. Based upon the Company’s restructuring plan, the Company currently estimates that the benefit to operating earnings and cash flows, annually, will potentially be $50 million, following the substantial completion of such project, although realization of these savings will be delayed due to the postponement of the Nashville closure. However, due to the scale and nature of estimates involved with consolidation of facilities of this size, there can be no assurance that the benefit will be realized in full. In August 2005, management announced a comprehensive cost reduction program aimed at producing another $50 million in annual cost savings beyond those savings assumed in the restructuring plan.
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

     As of June 26, 2005, we had long-term debt of approximately $691.5 million, which included $420.0 million incurred under our senior secured credit facilities and $270.0 million of Senior Notes. In addition, we had $1.5 million of long-term capital lease obligations.
     We completed the syndication of a $650.0 million senior secured credit facility (“Credit Facility”) pursuant to the terms and conditions of a Credit Agreement dated December 22, 2004 (“Credit Agreement”). The Credit Facility is comprised of a $150.0 million six-year revolving credit facility (“Revolver”), a $75.0 million synthetic letter of credit facility (“Letter of Credit Facility”) and a $425.0 million seven-year term loan B (“Term Loan”). The proceeds were used to refinance the Company’s existing credit facility and for general corporate purposes, including investment in the Boeing 787 program and the execution of the ongoing manufacturing facility consolidation and modernization plan. The Term Loan will amortize at $1 million per quarter with a bullet payment at the maturity date of December 22, 2011. Under the Credit Agreement, the Company has the option to solicit from existing or new lenders up to $200 million in additional term loans subject to substantially the same terms and conditions as the outstanding term loans, although pricing may be separately negotiated at that time. Additionally, the Company also has the option to convert up to $25 million of the Letter of Credit Facility to outstanding term loans which would also be subject to the same terms and conditions as the outstanding term loans made as of the closing date. The Credit Facility replaces the Company’s prior credit facility which consisted of a $150.0 million revolving credit facility and $295.9 million of term loans maturing in June 2008.
     As of June 26, 2005, there are no borrowings under the Revolver, $424.0 million of borrowings under the Term Loan, and $50.4 million in outstanding Letters of Credit under the $75 million Letter of Credit Facility. The Company is obligated to pay an annual commitment fee on the unused revolving credit facility of 0.5% or less dependent upon the leverage ratio.
     Net cash used in operating activities for the six months ended June 26, 2005 was ($24.1) million, a decrease of $97.7 million or (133%) compared to net cash provided by operating activities of $73.6 million for the same period in the prior year. This decrease was caused primarily by increased spending of $30.3 million on our facility consolidation, $16.9 million in lower C-17 advance payments, increased spending of $16.8 million on the 787 program and a decrease in accounts payable of $5.0 million in the current year compared to a $22.4 million increase in accounts payable in the prior year.
     Cash used in investing activities generally has been for capital expenditures. Net cash used for capital expenditures for the six months ended June 26, 2005 was $46.7 million, an increase of $30.4 million or 187% compared to $16.3 million for the same period in the prior year. This increase is consistent with our capital spending plan for the 787 program and construction plans for the South Carolina site.
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
     Vought has reached a preliminary agreement with the State of South Carolina to develop a new manufacturing site in Charleston, South Carolina for manufacturing and assembly work for the Boeing 787 Dreamliner commercial aircraft program. On April 13, 2005, Vought finalized an operating agreement for a joint venture called Global Aeronautica, LLC. Vought and Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA, will each have a 50% stake in the joint venture, which will combine the two companies’ respective 787 program fuselage products to deliver an integrated product to Boeing. Vought will be the sole-source supplier of the aft fuselage for Boeing’s 787 program under a contract that was signed in July 2005 and has a potential value of more than $4 billion through 2021. Vought’s funding requirement for the 787 program is expected to be approximately $140 million for investment and approximately $50 million for working capital, with significant additional funding to come from other sources. Vought’s investment in the 787 program primarily will be in tooling and capital expenditures, design and engineering, and a cash contribution to the joint venture of approximately $20 million in total over the next several years. Vought believes that the 787 program represents the next generation of commercial aircraft, and expects that the 787 program will evolve into a broader family of more efficient and capable commercial aircraft that will come into production over the next decades.
     Vought’s total investment in the 787 program and its facility consolidation and modernization plan is expected to be approximately $876 million. The majority of the funding requirement is expected to be financed by cash currently on hand, proceeds from the new credit facilities, sale-leaseback and operating lease arrangements, state grants and other sources. The remaining funding requirements, estimated at $50 to $100 million, are expected to be met by cash flow from operations. Management is continually evaluating various options relating to these projects as market dynamics change our outlook for future production needs. This evaluation could result in changes in the timing of these projects and the total amount invested.
     We may continue to manage market risk with respect to interest rates by entering into swap agreements, as we have done in the past. Our supply base contracting policy manages commodities price risk by entering into long-term fixed-price contracts in most cases. However, we do not have any futures hedge with respect to raw materials, such as aluminum or titanium, used to build our products, and therefore we may be subject to price fluctuations for raw materials or utilities over the long term. Similarly, we do not hedge for foreign currency exchange risk because we have minimal exposure to this risk. In the case of our substantial sales to Airbus in Europe, purchase prices and payment terms under the relevant contracts are denominated in U.S. dollars.
     Debt Covenants. There have been no changes to our debt covenants during the six months ended June 26, 2005, as compared to those we discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.
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
     Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations, we cannot guarantee that we will continue to experience the same credit loss rates in the future.
     We maintain cash and cash equivalents with various financial institutions and perform periodic evaluations of the relative credit standing of those financial institutions. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit risk on cash and cash equivalents.
     We are highly dependent on the availability of essential materials and parts from our suppliers. We are dependent upon the ability of our suppliers to provide material that meets specifications, quality standards, delivery schedules and anticipated costs. We are experiencing delays in the receipt of metallic (aluminum and titanium) raw materials that are consistent with overall capacity constraints across the industry. Based upon market conditions and industry analysis we expect these delays to continue well into 2006 as metallic raw material production capability adjusts to the commercial aerospace industry upturn, increased infrastructure demand in the People’s Republic of China, and increased aluminum and titanium usage in an ever wider range of products. Although these delays could affect cost and production schedules, we do not anticipate these effects will have a material impact on cash flows or results of operations.
     The Boeing Company has announced that any program completion decisions on its 747 and 767 programs have been deferred into 2006 at the earliest because of increased customer demand on both programs. Boeing considers the probability of terminating the 747 program to be remote. It is still reasonably possible that a Boeing decision to complete production of the 767 could be made within the next twelve months.
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
     Management has performed sensitivity analyses to determine how market rate changes will affect the fair value of the market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $424.0 million of variable rate debt under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of June 26, 2005 would decrease our annual pre-tax income by approximately $4.2 million. All of our remaining debt is at fixed rates, therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
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
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the Chief Executive Officer and President, and the Executive Vice President and Chief Financial Officer, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In conjunction with its evaluation, management has communicated its findings to the Audit Committee of the Board of Directors.

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

Vought Aircraft Industries, Inc.

(Registrant)

August 10, 2005	/s/ Lloyd R. Sorenson

(Date)	Lloyd R. Sorenson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)