Form 10-Q
period 2005-09-25
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2005-11-09
CIK 1278061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at November 8, 2005 was 24,870,514.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Vought Aircraft Industries, Inc.
Condensed Consolidated Balance Sheets
($ in millions) (Unaudited)

	September 25,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$117.1	$128.9
Accounts receivable	92.2	123.2
Inventories	330.0	279.3
Other current assets	7.6	7.2

Total current assets	546.9	538.6

Property, plant and equipment, net	436.8	407.7

Goodwill, net	527.7	527.7
Identifiable intangible assets, net	83.4	91.5
Debt origination costs, net and other assets	24.4	23.5

Total assets	$1,619.2	$1,589.0

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable, trade	$104.5	$100.7
Accrued and other liabilities	71.8	90.0
Accrued payroll and employee benefits	47.3	51.4
Accrued post-retirement benefits-current	57.3	57.3
Accrued pension-current	40.9	27.2
Current portion of long-term bank debt	4.0	4.0
Capital lease obligation	0.8	0.9
Accrued contract liabilities	276.7	142.0

Total current liabilities	603.3	473.5

Long-term liabilities:
Accrued post-retirement benefits	494.4	486.9
Accrued pension	448.9	420.7
Long-term bank debt, net of current portion	419.0	421.0
Long-term bond debt	270.0	270.0
Long-term capital lease obligation	1.4	2.0
Other non-current liabilities	150.9	69.4

Total liabilities	2,387.9	2,143.5

Stockholders’ deficit:
Common stock, par value $.01; 50,000,000 shares authorized, 25,009,952 and 25,015,552 issued and outstanding in 2005 and 2004, respectively	0.3	0.3
Additional paid-in capital	417.9	418.0
Shares held in rabbi trust	(1.7)	(1.9)
Stockholders’ loans	(2.2)	(2.3)
Accumulated deficit	(588.8)	(374.4)
Accumulated other comprehensive loss	(594.2)	(594.2)

Total stockholders’ deficit	$(768.7)	$(554.5)

Total liabilities and stockholders’ deficit	$1,619.2	$1,589.0

See accompanying notes

Vought Aircraft Industries, Inc.
Condensed Consolidated Statements of Operations
($ in millions) (Unaudited)

	For the Three Months		For the Nine Months
	Ended		Ended
	September	September	September	September
	25, 2005	26, 2004	25, 2005	26, 2004
Net sales	$310.4	$295.3	$937.2	$884.4

Costs and expenses

Cost of sales	274.3	262.5	884.7	745.7
Selling, general and administrative expenses	77.1	64.4	222.4	190.1
Asset impairment	—	—	5.9	—

Total costs and expenses	351.4	326.9	1,113.0	935.8

Operating loss	(41.0)	(31.6)	(175.8)	(51.4)

Other income (expense)
Interest income	1.2	0.7	2.8	1.8
Equity in earnings (loss) of joint venture	(1.0)	—	(1.8)	—
Other loss	(0.3)	—	(0.4)	—
Interest expense	(14.1)	(10.7)	(38.9)	(30.5)

Loss before income taxes	(55.2)	(41.6)	(214.1)	(80.1)

Income taxes	—	—	—	—

Net loss	$(55.2)	$(41.6)	$(214.1)	$(80.1)

See accompanying notes

Vought Aircraft Industries, Inc.
Condensed Consolidated Statements of Cash Flows
($ in millions) (Unaudited)

	For the Nine Months Ended
	September	September
	25, 2005	26, 2004
Operating activities
Net loss	$(214.1)	$(80.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54.7	67.0
Asset impairment	5.9	—
Loss from asset sales	4.7	1.6
Changes in current assets and liabilities:
Accounts receivable	31.0	(25.6)
Inventories, net of advances and progress billings	(50.7)	(20.4)
Other current assets	(0.4)	0.3
Accounts payable, trade	3.8	27.3
Accrued payroll and employee benefits	(4.1)	0.5
Accrued and other liabilities	(4.6)	(9.1)
Accrued contract liabilities	134.7	19.8
Other assets and liabilities—long-term	39.3	44.1

Net cash provided by operating activities	0.2	25.4

Investing activities
Advances to joint venture	(3.2)	—
Capital expenditures	(84.0)	(29.5)

Net cash used in investing activities	(87.2)	(29.5)

Financing activities
Payments on long-term bank debt	(2.0)	—
Payments on capital leases	(0.6)	(1.3)
Proceeds from Hawthorne	52.6	—
Proceeds from governmental grants	25.3	35.0
Retirement of common stock	(0.3)	—
Decrease in shareholder loans	0.1	—
Proceeds from sale of common stock	0.1	—

Net cash provided by financing activities	75.2	33.7

Net increase (decrease) in cash and cash equivalents	(11.8)	29.6
Cash and cash equivalents at beginning of period	128.9	106.4

Cash and cash equivalents at end of period	$117.1	$136.0

See accompanying notes

VOUGHT AIRCRAFT INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 25, 2005
Note 1 — Organization and Basis of Presentation
     Vought Aircraft Industries, Inc. and its wholly-owned subsidiaries are herein referred to as the “Company” or “Vought.” The Company is one of the world’s largest independent providers of commercial and military aerostructures. The majority of the Company’s products are sold to The Boeing Company, and for military contracts, ultimately to the U.S. Government. The Corporate office is in Dallas, Texas and production work is performed at sites in Hawthorne and Brea, California; Everett, Washington; Dallas and Grand Prairie, Texas; Milledgeville, Georgia; Nashville, Tennessee; and Stuart, Florida. We completed the structural steel on our Charleston, South Carolina facility on October 14, 2005, and are proceeding on schedule with the development of the site in support of the Boeing 787 commercial aircraft program.
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and nine months ended September 25, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2005 presentation.
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
Note 2 — New Accounting Pronouncements
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
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Statement 123R requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. This statement is effective for most public companies for annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of Statement 123R; however it is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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
Note 3 — Stock-Based Compensation
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

	Three months ended		Nine months ended
	September	September	September	September
	25, 2005	26, 2004	25, 2005	26, 2004
		($ in millions)
Reported net loss	($55.2)	($41.6)	($214.1)	($80.1)
Stock based compensation	—	—	—	—

	(55.2)	(41.6)	(214.1)	(80.1)
Compensation expense per SFAS No. 123	(0.5)	(0.2)	(1.5)	(0.5)

Pro forma net loss for SFAS No. 123	($55.7)	($41.8)	($215.6)	($80.6)

     The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as options vest over several years and additional option grants are expected.
Note 4 — Restructuring
     On February 26, 2004, we announced plans to consolidate portions of our manufacturing operations to our production facilities located in Dallas and Grand Prairie, Texas. The plans included renovating and modernizing the Dallas facilities, closing the facilities in Nashville and Stuart and moving their operations to Dallas, and reducing the size of the Hawthorne facility. We received a $35 million grant from the Texas Enterprise Fund in April 2004 and are in the process of working with the Texas General Land Office and several other state and local agencies to help us accomplish the consolidation. By accepting this grant, the Company is obligated to add 3,000 jobs in Texas over the next five years with a prorated penalty (based on any shortfall in our ability to maintain a total of 6,000 jobs in Texas with the total penalty amount not to exceed the amount of the grant) assessed beginning in 2010 if that goal is not reached. When completed, this project was expected to reduce the Company’s occupied square footage by more than three million square feet, reduce operating costs and increase productivity. As part of this plan, the Company expected to incur charges at Nashville and Stuart for employee termination benefits and relocation costs, certain pension and other post-employment benefit costs, consolidation of excess facilities and various other closure costs and certain costs for program disruption for programs that are being moved. Due to changes in our operational requirements and the market dynamics that affect our future production needs we are currently re-evaluating the closure plans of the Nashville and Stuart facilities and have temporarily suspended the transition of some of the remaining programs while we continue to evaluate these developments. This evaluation could result in changes in the timing and scope of these projects and the total amount invested.
     As a result of the pending closure of the Nashville and Stuart facilities, the Company offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,300 employees at these facilities. The Company has recorded a liability in the amount of $5.0 million associated with the severance termination benefits of which $0.6 million has been paid as of September 25, 2005. Additionally, the Company estimates total costs of approximately $2.6 million associated with the non-union employee retention termination benefits and is recognizing this liability ratably over the employees’ retention period based on the original projected facility closure dates. At September 25, 2005, a liability for the retention termination benefits has been recorded in the amount of approximately $1.9 million.
     As part of the restructuring plan, the Company negotiated termination benefit agreements affecting union employees at the Nashville location. As a result of the union negotiations, certain retention termination benefits were agreed to which are estimated to be approximately $4.7 million. In April 2004, the Company began recognizing this liability ratably over the employee retention period based on the original projected facility closure date. A liability for retention termination benefits for union employees has been recorded in the amount of approximately $2.5 million. As of September 25, 2005, $0.4 million has been paid for both union and non-union retention termination benefits.
     The following table is a roll-forward of the amounts accrued for the restructuring liabilities discussed above as of September 25, 2005.

Accrued Restructuring
Reserve - Stuart and
Nashville Sites
($ in millions)
Balance December 31, 2003	$—
Restructuring liabilities recognized	7.7
Expenditures	(0.4)

Balance December 31, 2004	7.3
Liabilities recognized for the nine months ended September 25, 2005	1.7
Expenditures for the nine months ended September 25, 2005	(0.6)

Balance September 25, 2005	$8.4

     See Note 7 — Pension and Other Post-retirement Benefits for further discussion of the effects of the restructuring on the pension and other post-employment benefits at the Nashville and Stuart facilities.
     Approximately 460 out of the 1,300 employees at these locations have elected to relocate to Dallas. The Company currently estimates that the relocation costs associated with these transfers will be approximately $11.5 million and will be recognized as incurred. During the first nine months of 2005, the Company incurred approximately $2.0 million of the relocation expense and has incurred a total of $3.6 million since restructuring activities began in fiscal 2004.
     Since the announcement of the planned closures of the Nashville and Stuart facilities, the Company has been evaluating the fixed assets associated with these facilities and developing a plan for moving these assets to Dallas or for selling or abandoning the assets once the facilities are vacated. For the Nashville facility, the Company has performed an initial assessment of the recoverability for those assets that will not be moved and has determined that, at present, no impairment has taken place. Nonetheless, an impairment charge for these assets could be necessary in future periods.

     Related to the shutdown of the Nashville facility, the Company has accelerated depreciation over the remaining life of those assets that will not be transferred to Dallas. The Company estimates that approximately $21.6 million of depreciation will be accelerated over the remaining life of these assets so that they will be fully depreciated when production has ceased at this facility based on the original projected facility closure date. As of September 25, 2005, the Company has recognized accumulated accelerated depreciation for these assets of $18.0 million. Substantially all of the fixed assets from the Stuart facility are expected to be moved and utilized after the plant closes.
     The Company is in the process of evaluating various exit options related to the lease for the Stuart facility. The Company currently has $1.2 million in net book value of leasehold improvements at Stuart, before taking into consideration accelerated depreciation. As a result of the closure, the Company has accelerated the depreciation on these items so they will be fully depreciated when production ceases at this facility based on the original projected facility closure date.
     In June 2005, the Company signed a contract for the sale of the Hawthorne facility and closed on that contract in July 2005. Based on the contractual sales price, costs to sell, and other terms of the contract, the Company recorded an impairment charge to operating income of $5.9 million in June 2005, which has been classified as asset impairment in the accompanying statements of operations. Concurrent with the closing of the sale, the Company signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five year renewal options. Due to certain contractual obligations which require Vought’s continuing involvement in the facility, this transaction has been recorded as a financing transaction and not as a sale. Consequently, these assets remain on our balance sheet within property, plant and equipment, net. The cash received in July 2005 of $52.6 million is recorded as a deferred liability on our balance sheet in other non-current liabilities. Depreciation will continue to be recognized on these assets and the lease payments will be amortized as interest expense. As of September 25, 2005, the future minimum lease payments for the initial lease term are $13.9 million. As of September 2005, $0.9 million in lease payments have been recognized as interest expense. When the aforementioned contractual obligations have been satisfied, a sale will be recognized and a gain will be recorded equal to the excess of the deferred liability over the net book value of the assets at the date of sale.
     The Dallas facility is currently a Naval Weapons Industrial Reserve Plant owned by the Navy. As part of the restructuring plan, options are being considered that could change the ownership structure of the plant.
     The restructuring and other related charges are or will be recorded to contract costs. In accordance with Statement of Position (SOP) 81-1, the total additional costs associated with the planned facility closures for relocation, termination and retention benefits, and pension and other post-employment benefits (“OPEB”) were considered in the Company’s estimated costs at completion for contracts at each site. As a result of including the estimated restructuring costs in each facility’s contracts, the Company recorded a charge to cost of sales in the amount of $5.1 million for the nine months ended September 25, 2005 and a total charge to cost of sales of $59.0 million since restructuring activities began in fiscal 2004.
     During 2001, the Company finalized and approved a restructuring plan designed to reduce the Company’s infrastructure costs by closing its Perry, Georgia facility and relocating the facility’s production effort to the Stuart, Florida site. At December 31, 2001, the Company had accrued $12.6 million related to costs on non-cancelable lease payments and maintenance after the anticipated closure date for the Perry facility. The closure of Perry was completed at the beginning of the third quarter of 2002. Subsequent to the closure, the Company has recorded $6.3 million of lease payments and maintenance against the accrual. The remaining non-cancelable lease payments and maintenance extend to 2007. The following roll-forward summarizes amounts accrued for restructuring at the Perry site and are included in accrued and other liabilities:

Accrued Restructuring
Reserve Perry Site
($ in millions)
Balance December 31, 2003	$9.5
Cash expenditures	(1.9)

Balance December 31, 2004	$7.6
Cash expenditures for the nine months ended September 25, 2005	(1.3)

Balance September 25, 2005	$6.3

Note 5 — Inventories
     Inventories consisted of the following:

	September 25,	December 31,
	2005	2004
	($ in millions)
Production costs of contracts in process	$499.6	$434.9
Finished goods	50.2	21.4
Less: unliquidated progress payments	(219.8)	(177.0)

Total inventories	$330.0	$279.3

     As of September 25, 2005 and December 31, 2004, we classified $152.1 million and $42.0 million, respectively, of advances and progress payments as accrued contract liabilities on our balance sheet. Third quarter finished goods increased due to the ship-in-place program implemented by Boeing during the strike by the International Association of Machinists and Aerospace Workers which extended from September 2, 2005 through September 29, 2005. For further discussion, see Recent Events within Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note 6 — Goodwill and Intangible Assets
     Under SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is no longer amortized but is subject to annual impairment tests which are performed in the fourth quarter. The Company completed its annual impairment analysis based on the discounted future cash flow method. Nothing has come to the Company’s attention in the first nine months of fiscal 2005 that would cause the Company to change its assessment of goodwill.

     Intangible assets consisted of the following:

	September 25,	December 31,
	2005	2004
	($ in millions)
Programs and contracts	$137.3	$137.3
Pension asset	20.7	20.7
Less: accumulated amortization	(74.6)	(66.5)

Identifiable intangible assets, net	$83.4	$91.5

     Scheduled remaining amortization of identifiable intangible assets is as follows as of September 25, 2005:

($ in millions)
2005	$2.7
2006	10.8
2007	10.0
2008	8.9
2009	8.9
Thereafter	21.4

$62.7

Note 7 — Pension and Other Post-retirement Benefits
     The components of net periodic benefit cost for the Company’s pension plans and other post-retirement benefit plans were as follows:

	Three	Three
	Months	Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September	September	September	September
Pension Benefits	25, 2005	26, 2004	25, 2005	26, 2004
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$8.0	$7.3	$24.0	$21.9
Interest cost	25.9	25.3	77.5	75.6
Expected return on plan assets	(29.2)	(30.2)	(87.6)	(90.4)
Amortization of (gains) or losses	13.4	9.2	40.4	27.7
Prior service cost recognized	—	—	—	9.6
Amortization of prior service cost	0.8	—	2.4	0.1
Plan curtailment (gain)/loss	—	—	—	(12.7)
Special termination benefits	—	—	—	10.7

Net periodic benefit cost	$18.9	$11.6	$56.7	$42.5

Defined contribution plan cost	$1.7	$1.5	$5.2	$5.1

	Three	Three
	Months	Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September	September	September	September
Other Post-retirement Benefits	25, 2005	26, 2004	25, 2005	26, 2004
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$1.8	$1.9	$5.5	$5.0
Interest cost	9.6	9.9	29.0	29.0
Expected return on plan assets	—	—	—	—
Prior service cost recognized	—	—	—	(0.2)
Amortization of prior service cost	0.7	0.7	1.9	1.8
Amortization of net (gain)/loss	2.7	0.6	8.1	1.5
Plan curtailment (gain)/loss	—	—	—	11.7
Special termination benefits	—	—	—	2.6

Net periodic benefit cost	$14.8	$13.1	$44.5	$51.4

     As a result of the Company’s announcement on February 26, 2004 of its plans to consolidate much of its manufacturing operations to Dallas, the Company recorded liabilities for pension and post-retirement benefit plan curtailments and recognition of prior service cost of $11.2 million and special termination benefits of $10.5 million in the first half of 2004.
     On September 29, 2005, the Company announced benefit changes effective January 1, 2006 for active, non-represented employees employed at its Dallas, Hawthorne, Milledgeville and Stuart facilities. These changes include reduced pension accrual rates, freezing participation in the pension plan for employees with less than five years of vesting service as of January 1, 2006, eliminating participation in the pension plan for employees hired after October 1, 2005, creating a new defined contribution benefit for such employees no longer accruing additional benefits under the pension plan, capping the Company match under the existing defined contribution plan, and discontinuance of Company-provided post-65 retiree healthcare benefits for future retirees. In October 2005, the Company notified certain current retirees of changes in their retiree medical coverage. These collective benefit changes have been estimated to reduce the Company’s annual expense amount for these programs by approximately $28.4 million per year. A pro rata portion of these savings will reduce the 2005 fourth quarter expense amount. In addition, a special charge may be required in the fourth quarter of 2005, but such charge is expected to be insignificant.
Note 8 — Commitments
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

Warranty
Reserve
($ in millions)
Balance at December 31, 2003	$10.6
Warranty costs incurred	(0.3)
Additions charged to cost of sales:
Warranties issued	1.5
Charges related to pre-existing warranties	(1.6)

$10.2
Balance at December 31, 2004
Warranty costs incurred	(0.5)
Additions charged to cost of sales:
Warranties relieved	(1.7)
Reversal of charges related to pre-existing warranties	0.1

Balance at September 25, 2005	$8.1

Note 9 — Environmental Costs
     Environmental liabilities are accrued when the Company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more accurate than another, the minimum amount in the range is recorded.
     Our facilities have been previously owned and operated by other entities and remediation is currently taking place at several facilities in connection with contamination that occurred prior to our ownership. In particular, we acquired several of our facilities from Northrop Grumman in July of 2000, including the Hawthorne and Torrance, California facilities, the Stuart, Florida facility, the Milledgeville, and Perry, Georgia facilities and two Dallas, Texas facilities. Of those facilities, remediation projects are underway in Hawthorne, Stuart, Milledgeville and Dallas. Under our asset purchase agreement with Northrop Grumman, we obtained from Northrop Grumman an indemnity relating to contamination at all sites occurring prior to our ownership (so-called ''pre-closing liabilities’’). The indemnity effectively caps our exposure to such cleanup liabilities at $12 million, with Northrop Grumman assuming responsibility for all such costs in excess of $12 million. In accordance with the terms of the environmental indemnity, Northrop Grumman is managing all environmental remediation projects at the various sites, except with respect to most of the remediation activities now underway at the Dallas facility. The Dallas facility is a Naval Weapons Industrial Reserve Plant, which the Navy leases to us. The Navy manages and finances most of the remediation activities at this site (although Northrop Grumman does manage other remediation activities at the site). Should the Navy cease to finance and perform remediation activities at the Dallas site, we would look to Northrop Grumman to manage those activities in accordance with its indemnity obligations. Although we have no reason to believe that Northrop Grumman will not satisfy its indemnity obligations, if Northrop Grumman failed to do so, we could be exposed to environmental cleanup liabilities that could be material. As of September 25, 2005, our balance sheet included an accrued liability of $4.3 million for accrued environmental liabilities which is included in accrued and other liabilities and other non-current liabilities.
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

     The following is a roll-forward of amounts accrued for environmental liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2003	$8.5
Environmental costs incurred	(2.7)

Balance at December 31, 2004	5.8
Environmental costs incurred for the nine months ended September 25, 2005	(1.5)

Balance at September 25, 2005	$4.3

Note 10 — Related Party Transactions
     In accordance with the management agreement between Vought Aircraft Industries, Inc. and the Company’s principal stockholder, The Carlyle Group (“Carlyle”), the Company paid fees and out of pocket expenses of $1.5 million and $0.1 million, respectively, for various management services provided by Carlyle for the nine-month period ended September 25, 2005 and $1.5 million for the nine month period ended September 26, 2004.
Note 11 — Guarantor Subsidiaries
     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by the Company’s 100% owned subsidiaries. Summarized financial information of the Company and its subsidiaries is presented below:

Consolidating Balance Sheet
September 25, 2005
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$116.8	$0.3	$—	$117.1
Accounts receivable	81.0	11.2	—	92.2
Intercompany receivable	13.0	2.5	(15.5)	—
Inventories	317.5	12.5	—	330.0
Other current assets	7.2	0.4	—	7.6

Total current assets	535.5	26.9	(15.5)	546.9

Property, plant and equipment, net	427.4	9.4	—	436.8

Goodwill, net	464.0	63.7	—	527.7
Identifiable intangible assets, net	83.4	—	—	83.4
Investment in affiliated company	79.4	—	(79.4)	—
Debt origination costs, net and other assets	24.3	0.1	—	24.4

Total assets	$1,614.0	$100.1	$(94.9)	$1,619.2

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$100.4	$4.1	$—	$104.5
Accrued and other liabilities	71.4	0.4	—	71.8
Accrued payroll and employee benefits	46.3	1.0	—	47.3
Accrued post-retirement benefits — current	57.3	—	—	57.3
Accrued pension — current	40.9	—	—	40.9
Current portion of long-term bank debt	4.0	—	—	4.0
Intercompany payable	2.5	13.0	(15.5)	—
Capital lease obligations	—	0.8	—	0.8
Accrued contract liabilities	276.7	—	—	276.7

Total current liabilities	599.5	19.3	(15.5)	603.3

Long-term liabilities:
Accrued post-retirement benefits	494.4	—	—	494.4
Accrued pension	448.9	—	—	448.9
Long-term bank debt, net of current portion	419.0	—	—	419.0
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligation	—	1.4	—	1.4
Other non-current liabilities	150.9	—	—	150.9

Total liabilities	2,382.7	20.7	(15.5)	2,387.9

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 25,009,952 issued and outstanding in 2005	0.3	—	—	0.3
Additional paid-in capital	417.9	80.3	(80.3)	417.9
Shares held in rabbi trust	(1.7)	—	—	(1.7)
Stockholders’ loans	(2.2)	—	—	(2.2)
Accumulated deficit	(588.8)	(0.9)	0.9	(588.8)
Accumulated other comprehensive loss	(594.2)	—	—	(594.2)

Total stockholders’ equity (deficit)	(768.7)	79.4	(79.4)	(768.7)

Total liabilities and stockholders’ equity (deficit)	$1,614.0	$100.1	$(94.9)	$1,619.2

Consolidating Balance Sheet
December 31, 2004
($ in millions) (Audited)

		Guarantor	Intercompany
	Vought (1)	Subsidiary (1)	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$128.6	$0.3	$—	$128.9
Accounts receivable	112.1	11.1	—	123.2
Intercompany receivable	19.6	3.2	(22.8)	—
Inventories	266.6	12.7	—	279.3
Other current assets	6.8	0.4	—	7.2

Total current assets	533.7	27.7	(22.8)	538.6
Property, plant and equipment, net	395.7	12.0	—	407.7
Goodwill, net	464.0	63.7	—	527.7
Identifiable intangible assets, net	91.5	—	—	91.5
Investment in affiliated company	74.9	—	(74.9)	—
Debt origination costs, net and other assets	23.4	0.1	—	23.5

Total assets	$1,583.2	$103.5	$(97.7)	$1,589.0

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$97.4	$3.3	—	$100.7
Accrued and other liabilities	88.4	1.6	—	90.0
Accrued payroll and employee benefits	50.2	1.2	—	51.4
Accrued post-retirement benefits — current	57.3	—	—	57.3
Accrued pension — current	27.2	—	—	27.2
Current portion of long-term bank debt	4.0	—	—	4.0
Intercompany payable	3.2	19.6	(22.8)	—
Capital lease obligations	—	0.9	—	0.9
Accrued contract liabilities	142.0	—	—	142.0

Total current liabilities	469.7	26.6	(22.8)	473.5

Long-term liabilities:
Accrued post-retirement benefits	486.9	—	—	486.9
Accrued pension	420.7	—	—	420.7
Long-term bank debt, net of current portion	421.0	—	—	421.0
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligation	—	2.0	—	2.0
Other non-current liabilities	69.4	—	—	69.4

Total liabilities	2,137.7	28.6	(22.8)	2,143.5

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 25,015,552 issued and outstanding in 2004	0.3	—	—	0.3
Additional paid-in capital	418.0	80.3	(80.3)	418.0
Shares held in rabbi trust	(1.9)	—	—	(1.9)
Stockholders’ loans	(2.3)	—	—	(2.3)
Accumulated deficit	(374.4)	(5.4)	5.4	(374.4)
Accumulated other comprehensive loss	(594.2)	—	—	(594.2)

Total stockholders’ equity (deficit)	(554.5)	74.9	(74.9)	(554.5)

Total liabilities and stockholders’ equity (deficit)	$1,583.2	$103.5	$(97.7)	$1,589.0

(1)	Effective January 1, 2004, the Company implemented a corporate reorganization of its Aerostructures subsidiary. Pursuant to the reorganization, Aerostructures incorporated a new subsidiary, entitled Contour Aerospace Corporation, a Delaware corporation (''Contour’’). Then, Aerostructures contributed its Everett, Washington facility and Brea, California facility to Contour. Contemporaneous with the contribution of these assets and operations to Contour, Aerostructures merged with and into Vought Aircraft Industries, Inc., so that the remaining operating assets of Aerostructures are integrated with the ongoing operations of Vought. As a result of the reorganization, beginning in 2004, Aerostructures does not exist as a separate corporate entity and Contour is a direct subsidiary of Vought. Under the 8% Senior Notes due 2011, Contour is a guarantor on a fully and unconditionally and jointly and severally on a senior unsecured basis.

Consolidating Statement of Operations
Three Months Ended September 25, 2005
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$295.9	$17.4	$(2.9)	$310.4

Costs and expenses
Cost of sales	261.8	15.4	(2.9)	274.3
Selling, general and administrative expenses	76.2	0.9	—	77.1
Asset impairment	—	—	—	—

Total costs and expenses	338.0	16.3	(2.9)	351.4

Operating income (loss)	(42.1)	1.1	—	(41.0)

Other income (expense)
Interest income	1.2	—	—	1.2
Other income (loss)	—	(0.3)	—	(0.3)
Equity in earnings (loss) of joint venture	(1.0)	—	—	(1.0)
Interest expense	(14.1)	—	—	(14.1)
Equity in income of consolidated subsidiaries	0.8	—	(0.8)	—

Income (loss) before income taxes	(55.2)	0.8	(0.8)	(55.2)

Income taxes	—	—	—	—

Net income (loss)	$(55.2)	$0.8	$(0.8)	$(55.2)

Consolidating Statement of Operations
Three Months Ended September 26, 2004
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$278.9	$19.2	$(2.8)	$295.3

Costs and expenses
Cost of sales	247.6	17.7	(2.8)	262.5
Selling, general and administrative expenses	63.1	1.3	—	64.4

Total costs and expenses	310.7	19.0	(2.8)	326.9

Operating income (loss)	(31.8)	0.2	—	(31.6)

Other income (expense)
Interest income	0.7	—	—	0.7
Interest expense	(10.6)	(0.1)	—	(10.7)
Equity in income of consolidated subsidiaries	0.1	—	(0.1)	—

Income (loss) before income taxes	(41.6)	0.1	(0.1)	(41.6)

Income taxes	—	—	—	—

Net income (loss)	$(41.6)	$0.1	$(0.1)	$(41.6)

Consolidating Statement of Operations
Nine Months Ended September 25, 2005
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$889.1	$56.1	$(8.0)	$937.2

Costs and expenses
Cost of sales	844.0	48.7	(8.0)	884.7
Selling, general and administrative expenses	220.0	2.4	—	222.4
Asset impairment	5.9	—	—	5.9

Total costs and expenses	1,069.9	51.1	(8.0)	1,113.0

Operating income (loss)	(180.8)	5.0	—	(175.8)

Other income (expense)
Interest income	2.8	—	—	2.8
Other income (loss)	—	(0.4)	—	(0.4)
Equity in earnings (loss) of joint venture	(1.8)	—	—	(1.8)
Interest expense	(38.8)	(0.1)	—	(38.9)
Equity in income of consolidated subsidiaries	4.5	—	(4.5)	—

Income (loss) before income taxes	(214.1)	4.5	(4.5)	(214.1)

Income taxes	—	—	—	—

Net income (loss)	$(214.1)	$4.5	$(4.5)	$(214.1)

Consolidating Statement of Operations
Nine Months Ended September 26, 2004
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$839.2	$51.7	$(6.5)	$884.4

Costs and expenses
Cost of sales	706.2	46.0	(6.5)	745.7
Selling, general and administrative expenses	186.4	3.7	—	190.1

Total costs and expenses	892.6	49.7	(6.5)	935.8

Operating income (loss)	(53.4)	2.0	—	(51.4)

Other income (expense)
Interest income	1.8	—	—	1.8
Interest expense	(30.2)	(0.3)	—	(30.5)
Equity in income of consolidated subsidiaries	1.7	—	(1.7)	—

Income (loss) before income taxes	(80.1)	1.7	(1.7)	(80.1)

Income taxes	—	—	—	—

Net income (loss)	$(80.1)	$1.7	$(1.7)	$(80.1)

Consolidating Statement of Cash Flows
Nine Months Ended September 25, 2005
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net income (loss)	$(214.1)	$4.5	$(4.5)	$(214.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation & amortization	52.0	2.7	—	54.7
Asset impairment	5.9	—	—	5.9
Loss from asset sales	4.3	0.4	—	4.7
Income from investment in consolidated subsidiaries	(4.5)	—	4.5	—
Changes in current assets and liabilities:
Accounts receivable	31.1	(0.1)	—	31.0
Intercompany accounts receivable	6.6	0.7	(7.3)	—
Inventories, net of advance and progress billings	(50.9)	0.2	—	(50.7)
Other current assets	(0.4)	—	—	(0.4)
Accounts payable, trade	3.0	0.8	—	3.8
Intercompany accounts payable	(0.7)	(6.6)	7.3	—
Accrued payroll and employee benefits	(3.9)	(0.2)	—	(4.1)
Accrued and other liabilities	(3.3)	(1.3)	—	(4.6)
Accrued contract liabilities	134.7	—	—	134.7
Other assets and liabilities — long-term	39.3	—	—	39.3

Net cash provided by operating activities	(0.9)	1.1	(0.0)	0.2

Investing activities
Advances to joint venture	(3.2)	—	—	(3.2)
Capital expenditures	(83.5)	(0.5)	—	(84.0)

Net cash used in investing activities	(86.7)	(0.5)	—	(87.2)

Financing activities
Payments on long-term bank debt	(2.0)	—	—	(2.0)
Payments on capital leases	—	(0.6)	—	(0.6)
Proceeds from Hawthorne	52.6			52.6
Proceeds from governmental grants	25.3	—	—	25.3
Retirement of common stock	(0.3)			(0.3)
Decrease in stockholder loans	0.1			0.1
Proceeds from sale of common stock	0.1	—	—	0.1

Net cash provided by (used in) financing activities	75.8	(0.6)	—	75.2

Net decrease in cash and cash equivalents	(11.8)	0.0	(0.0)	(11.8)
Cash and cash equivalents at beginning of period	128.6	0.3	—	128.9

Cash and cash equivalents at end of period	$116.8	$0.3	$(0.0)	$117.1

Consolidating Statement of Cash Flows
Nine Months Ended September 26, 2004
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net income (loss)	$(80.1)	$1.7	$(1.7)	$(80.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	63.9	3.1	—	67.0
Loss from asset sales	1.6	—	—	1.6
Income from investment in consolidated subsidiaries	(1.7)	—	1.7	—
Changes in current assets and liabilities:
Accounts receivable	(15.6)	(10.0)	—	(25.6)
Intercompany accounts receivable	(17.6)	(2.6)	20.2	—
Inventories, net of advance and progress billings	(19.3)	(1.1)	—	(20.4)
Other current assets	0.6	(0.3)	—	0.3
Accounts payable, trade	28.9	(1.6)	—	27.3
Intercompany accounts payable	2.6	17.6	(20.2)	—
Accrued payroll and employee benefits	0.4	0.1	—	0.5
Accrued interest	(5.1)	—	—	(5.1)
Intercompany transactions	0.4	(0.4)	—	—
Accrued and other liabilities	(4.0)	—	—	(4.0)
Accrued contract liabilities	24.0	(4.2)	—	19.8
Other assets and liabilities — long-term	44.1	—	—	44.1

Net cash provided by operating activities	23.1	2.3	—	25.4

Investing activities
Capital expenditures	(28.6)	(0.9)	—	(29.5)

Net cash used in investing activities	(28.6)	(0.9)	—	(29.5)

Financing activities
Payments on capital leases	—	(1.3)	—	(1.3)
Proceeds from governmental grants	35.0	—	—	35.0

Net cash provided by (used in) financing activities	35.0	(1.3)	—	33.7

Net increase in cash and cash equivalents	29.5	0.1	—	29.6
Cash and cash equivalents at beginning of period	106.4	—	—	106.4

Cash and cash equivalents at end of period	$135.9	$0.1	$—	$136.0

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
Recent Events
     On September 2, 2005, Boeing employees represented by the International Association of Machinists and Aerospace Workers (IAM) went on strike following the expiration of their collective bargaining agreement with The Boeing Company. Boeing immediately implemented a ship-in-place program for all commercial products whereby we continued production, but did not physically ship products to Boeing. Revenue was not recognized on any of the ship-in-place deliveries although invoices were issued and Boeing observed normal payment terms. Also during the strike period, the Company implemented cost cutting measures such as a revised workweek to attempt to mitigate the additional costs caused by the strike. The Company worked with Boeing under a reduced-rate production plan that was revised once the strike ended. This reduced production rate is anticipated to impact deliveries throughout the remainder of 2005 and into the first quarter of 2006. For the third quarter of 2005, the strike resulted in a total of 33 ship-in-place deliveries for which we recorded no revenue.
     On September 29, 2005, Boeing and the IAM reached an agreement on the terms of a new collective bargaining agreement which ended the strike. The cost impacts to the Company associated with disruption and strike related activities were analyzed and estimated to be approximately $6.8 million. These costs have been accrued by the Company in the third quarter.
     In 2004, Vought announced plans to consolidate much of its manufacturing operations to Dallas. The Company intends to renovate and modernize the Dallas facilities, close the Nashville and Stuart sites, and reduce the size of the Hawthorne site. When completed, this plan is expected to reduce the Company’s occupied square footage by more than three million square feet, reduce operating costs and increase productivity. In connection with this plan, the Company is incurring charges for employee termination benefits and relocation costs, certain pension and other post-employment benefit costs, consolidation of excess facilities, various other closure costs and certain costs for disruption on programs that are being moved. Due to changes in our operational requirements and the market dynamics that affect our future production needs, we are re-evaluating the closure plans of the Nashville and Stuart facilities. We have temporarily suspended the transition of some of the remaining programs while we evaluate these operational requirements and market dynamics. This evaluation could result in changes in the timing and scope of these projects and the total amount invested.

Results of Operations

	Three		Three			Nine
	Months		Months	Nine Months		Months
	Ended	Percentage	Ended	Ended	Percentage	Ended
	September	Change to	September	September	Change to	September
	25, 2005	Prior Year	26, 2004	25, 2005	Prior Year	26, 2004
	(in millions)			(in millions)
Net sales:
Commercial	$146.4	(3.6)%	$151.8	$464.4	8.8%	$426.8

Military	113.4	10.1%	103.0	318.5	0.7%	316.4

Business Jets	50.6	24.9%	40.5	154.3	9.3%	141.2

Total net sales	$310.4	5.1%	$295.3	$937.2	6.0%	$884.4
Costs and expenses:

Cost of sales	274.3	4.5%	262.5	884.7	18.6%	745.7
Selling, general and administrative	77.1	19.7%	64.4	222.4	17.0%	190.1
Asset impairment	—	—	—	5.9	—	—

Total costs and expenses	$351.4	7.5%	326.9	$1,113.0	18.9%	$935.8

Operating loss	(41.0)	29.7%	(31.6)	(175.8)	242.0%	(51.4)
Equity in earnings (loss) for joint venture	(1.0)	—	—	(1.8)	—	(1.8)

Other income (loss)	(0.3)	—	—	(0.4)	—	—

Interest expense, net	(12.9)	29.0%	(10.0)	(36.1)	34.2%	(26.9)

Net loss	$(55.2)	32.7%	$(41.6)	$(214.1)	167.3%	$(80.1)

Comparison of Results of Operations for the Three Months Ended September 25, 2005 and September 26, 2004
     Net sales. Net sales for the quarter ended September 25, 2005 were $310.4 million, an increase of $15.1 million or 5%, compared with net sales of $295.3 million for the same period in the prior year. When comparing the third quarter of 2005 with the same period in the prior year:
•	Commercial net sales decreased by approximately $5.4 million or 4% as a result of a decrease in sales of $4.5 million and $4.0 million from Boeing and Embraer contracts, respectively, due to lower aircraft delivery rates, partially offset by an increase of $3.8 million on our Airbus contracts due to increased aircraft delivery rates. Due to the IAM strike at Boeing, third quarter 2005 sales excluded $20.1 million of shipped-in-place deliveries that will be recognized when shipped.

•	Military net sales increased approximately $10.4 million or 10% as a result of increased sales on the C-17 program primarily due to increased delivery rates.

•	Business Jet net sales increased by approximately $10.1 million or 25% primarily due to increased delivery rates on the Gulfstream V program.
     Cost of sales. Cost of sales as a percentage of net sales was 88% for the quarter ended September 25, 2005, compared with 89% for the same period in the prior year. This decrease is primarily attributable to a favorable difference of $15.6 million related to employee benefits and accelerated depreciation for the planned facility closures that were recorded in 2004 and the favorable effects resulting from an increase in the business base partially offset by an increase of $12.2 million of program costs. The majority of the program costs were related to the impact of the Boeing strike as well as increased production costs on various programs caused primarily by revised estimates on new and existing programs.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 25, 2005 were $77.1 million, an increase of $12.7 million or 20% compared with selling, general and administrative expenses of $64.4 million for the same period in the prior year. The increase was primarily due to an increase of $6.6 million in our investment in the Boeing 787 program. Selling, general and administrative expenses as a percentage of net sales were 25% and 22% for the quarters ended September 25, 2005 and September 26, 2004, respectively.
     Operating income (loss). Operating loss for the three months ended September 25, 2005 was ($41.0) million, compared to an operating loss of ($31.6) million for the same period in the prior year. The increase in loss of $9.4 million is primarily related to the impact of the Boeing strike, the increase in our investment in the Boeing 787 program, and increased production costs on various programs caused primarily by revised estimates on new and existing programs, partially offset by favorable effects resulting from an increase in business base and a decrease in charges associated with accelerated depreciation and employee benefits.
     Interest expense, net. Interest expense, net for the three months ended September 25, 2005 was $12.9 million, an increase of $2.9 million or 29% compared with $10.0 million for the same period in the prior year. Interest expense, net increased primarily due to the increase in Vought’s senior secured credit facilities resulting from the new credit agreement entered into in December 2004, combined with higher interest rates than the same period last year.
Comparison of Results of Operations for the Nine Months Ended September 25, 2005 and September 26, 2004
     Net sales. Net sales for the nine month period ended September 25, 2005 were $937.2 million, an increase of $52.8 million or 6%, compared with net sales of $884.4 million for the same period in the prior year. When comparing the first nine months of 2005 with the same period in the prior year:
•	Commercial net sales increased by approximately $37.6 million or 9% as a result of an increase in sales of $20.5 million from Boeing contracts due to higher aircraft delivery rates, accompanied by an increase of $18.0 million from Airbus contracts resulting from increased delivery rates. Due to the IAM strike at Boeing, third quarter 2005 sales excluded $20.1 million of shipped-in-place deliveries that will be recognized when shipped.

•	Military net sales increased by approximately $2.1 million or 1% primarily due to increased delivery rates on the V-22 Empennage Ramp program and higher C-5 sales partially offset by lower selling prices for the C-17 program.

•	Business Jet net sales increased by approximately $13.1 million or 9% due to increased delivery rates on the Gulfstream IV and Gulfstream V programs.
     Cost of sales. Cost of sales as a percentage of net sales was 94% for the nine months ended September 25, 2005, compared with 84% for the same period in the prior year. This increase is primarily attributable to $115.7 million of higher program costs, the majority of which were related to revised facility consolidation and disruption estimates related to the transition of certain Nashville programs to Dallas, increased costs related to the Boeing strike, revised estimates on new and existing programs, and an increase of $19.0 million related to pension benefits, partially offset by a decrease of $36.0 million in the charges related to employee benefits and accelerated depreciation for the planned facility closures that were recorded in 2004 and favorable effects of an increase in business base. The increase in facility consolidation and disruption costs was driven primarily by fewer experienced employees than expected transferring from Nashville to Dallas and the resulting greater than expected efforts required to achieve first article specifications for transferred products.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 25, 2005 were $222.4 million, an increase of $32.3 million compared with selling, general and administrative expenses of $190.1 million for the same period in the prior year. Selling, general and administrative expenses as a percentage of net sales were 24% and 21% for the nine month periods ended September 25, 2005 and September 26, 2004, respectively. The increase was primarily due to an increase of $21.0 million in our investment in the Boeing 787 program partially offset by a decrease of $4.5 million in amortization of intangible assets.
     Operating income (loss). Operating loss for the nine months ended September 25, 2005 was ($175.8) million, compared to an operating loss of ($51.4) million for the same period in the prior year. The increase in the loss of $124.4 million is primarily due to increased program costs related to the facility consolidation and disruption costs, our investment in the Boeing 787 program, increased costs related to the Boeing strike, revised estimates on new and existing programs, and the impairment of Hawthorne assets, partially offset by the decrease in charges related to accelerated depreciation and employee benefits for planned facility closures and favorable effects of an increase in business base.
     Interest expense, net. Interest expense, net for the nine months ended September 25, 2005 was $36.1 million, an increase of $9.2 million or 34% compared with $26.9 million for the same period in the prior year. Interest expense, net increased primarily due to the increase in Vought’s senior secured credit facilities resulting from the new credit agreement entered into in December 2004, combined with higher interest rates than the same period last year.
Critical Accounting Policies
     We believe there have been no significant changes to our critical accounting policies during the nine months ended September 25, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.
Liquidity and Capital Resources
     As discussed in the Recent Events section above, the cash flow impact of the third quarter 2005 IAM strike at Boeing was minimal due to the maintaining of normal billing and payment terms with Boeing on all shipped-in-place deliveries. The cost impacts to the Company associated with disruption and strike related activities are estimated to be $6.8 million and have been accrued in the third quarter.
     On February 26, 2004, we announced plans to consolidate manufacturing to our production facilities located in Dallas and Grand Prairie, Texas. We are in the process of renovating and modernizing the Dallas facilities and will cease production at the Nashville and Stuart sites and reduce the size of the Hawthorne site, which is now leased. Funding to complete the project will come from a combination of the Texas Enterprise Fund, the Texas General Land Office, sale of facilities which are no longer required, savings realized as we vacate excess plant space, operational cash flow, and our revolving credit facility. Based upon operating assumptions at that time, the Company estimated that the long term benefit to operating earnings and cash flows, annually, would potentially be $50 million. The Company is currently re-evaluating these estimates based upon more recent operating and market assumptions. Additionally, due to the scale and nature of estimates involved with consolidation of facilities of this size, there can be no assurance that the benefit will be realized in full.

     In August 2005, management announced a comprehensive cost reduction program aimed at producing $50 million in annual cost savings beyond those savings assumed in the restructuring plan. The elements of this plan include a global sourcing initiative aimed at reducing the number of worldwide suppliers, labor cost reductions, and reductions in retiree healthcare and pension cost reductions. The first phase of this program was implemented on September 29, 2005 with the announcement of benefit changes for active, non-represented employees (see note 7).
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
     As of September 25, 2005, we had long-term debt of approximately $690.4 million, which included $419.0 million incurred under our senior secured credit facilities and $270.0 million of Senior Notes. In addition, we had $1.4 million of long-term capital lease obligations.
     We entered into a $650.0 million senior secured credit facility (“Credit Facility”) pursuant to the terms and conditions of a Credit Agreement dated December 22, 2004 (“Credit Agreement”). The Credit Facility was originally comprised of a $150.0 million six-year revolving credit facility (“Revolver”), a $75.0 million synthetic letter of credit facility (“Letter of Credit Facility”) and a $425.0 million seven-year term loan B (“Term Loan”). The proceeds were used to refinance the Company’s existing credit facility and for general corporate purposes, including investment in the Boeing 787 program and the execution of the ongoing manufacturing facility consolidation and modernization plan. The Term Loan amortizes at $1 million per quarter with a bullet payment at the maturity date of December 22, 2011. Under the Credit Agreement, the Company has the option to solicit from existing or new lenders up to $200 million in additional term loans subject to substantially the same terms and conditions as the outstanding term loans, although pricing may be separately negotiated at that time. Additionally, the Company also has the option to convert up to $25 million of the Letter of Credit Facility to outstanding term loans which would also be subject to the same terms and conditions as the outstanding term loans made as of the closing date. The Credit Facility replaces the Company’s prior credit facility which consisted of a $150.0 million revolving credit facility and $295.9 million of term loans maturing in June 2008.
     As of September 25, 2005, there are no borrowings under the Revolver, $423.0 million of borrowings under the Term Loan, and $50.8 million in outstanding Letters of Credit under the $75 million Letter of Credit Facility. The Company is obligated to pay an annual commitment fee on the unused revolving credit facility of 0.5% or less dependent upon the leverage ratio.
     Net cash provided by operating activities for the nine months ended September 25, 2005 was $0.2 million, a decrease of $25.2 million or 99% compared to net cash provided by operating activities of $25.4 million for the same period in the prior year. This decrease was caused primarily by increased spending on our facility consolidation program of $37.2 million, and increased spending on the 787 program of $24.5 million and a smaller increase in accounts payable in the current year compared to the prior year. These increases were partially offset by a $42.9 million increase in advance payments from customers.
     Cash used in investing activities generally has been for capital expenditures. Net cash used for capital expenditures for the nine months ended September 25, 2005 was $87.2 million, an increase of $57.7 million or 196% compared to $29.5 million for the same period in the prior year. This increase is consistent with our capital spending plan for the 787 program and related construction plans for the South Carolina site.

     Net cash provided by financing activities for the nine months ended September 25, 2005 was $75.2 million, an increase of $41.5 million compared to net cash provided by financing activities of $33.7 million for the same period in the prior year. This increase was due to the receipt of $52.6 million in cash from the Hawthorne transaction described fully in Note 4 — Restructuring of the notes to condensed consolidated financial statements, partially offset by a decrease in cash received from governmental grants.
     The principal source of liquidity for Vought is cash provided by operations. Vought’s liquidity requirements and working capital needs depend on a number of factors, including the level of delivery rates under our contracts and working capital needs that fluctuate between periods as a result of changes in delivery rates under existing contracts and production associated with new contracts. For some military aircraft programs, milestone payments finance working capital, which helps to improve liquidity. In general, our business generates sufficient cash flow to manage our general liquidity needs and Vought has not historically needed short-term borrowings to finance normal operations.
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
     Vought’s total investment in the 787 program and its facility consolidation and modernization plan is expected to be approximately $876 million. The majority of the funding requirement is expected to be financed by cash currently on hand, proceeds from the new credit facilities, sale-leaseback and operating lease arrangements, state grants and other sources. The remaining funding requirements, estimated at $50 to $100 million, are expected to be met by cash flow from operations. Management is continually evaluating various options relating to these projects as market dynamics change our outlook for future production needs. This evaluation could result in changes in the timing and scope of these projects and the total amount invested.
     We may continue to manage market risk with respect to interest rates by entering into swap agreements, as we have done in the past. Our supply base contracting policy manages commodities price risk by entering into long-term fixed-price contracts in most cases. However, we do not have any futures hedge with respect to raw materials, such as aluminum or titanium, used to build our products, and therefore we may be subject to price fluctuations for raw materials or utilities over the long-term. Similarly, we do not hedge for foreign currency exchange risk because we have minimal exposure to this risk. In the case of our sales to Airbus in Europe, purchase prices and payment terms under the relevant contracts are denominated in U.S. dollars.
Debt Covenants. There have been no changes to our debt covenants during the nine months ended September 25, 2005, as compared to those we discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.
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
     We are highly dependent on the availability of essential materials and parts from our suppliers. We are dependent upon the ability of our suppliers to provide material that meets specifications, quality standards, delivery schedules and anticipated costs. We are experiencing delays in the receipt of metallic (aluminum and titanium) raw materials that are consistent with overall capacity constraints across the industry. Based upon market conditions and industry analysis we expect these delays to continue well into 2006 as metallic raw material production capability adjusts to the commercial aerospace industry upturn, increased infrastructure demand in the People’s Republic of China, and increased aluminum and titanium usage in a wide range of products. Although these delays could affect cost and production schedules, we do not anticipate these effects will have a material impact on cash flows or results of operations.
     The Boeing Company has announced that any program completion decisions on its 747 and 767 programs have been deferred into 2006 at the earliest because of increased customer demand on both programs. It is still reasonably possible that a Boeing decision to complete production of the 767 could be made in 2006.

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
     Management has performed sensitivity analyses to determine how market rate changes will affect the fair value of the market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $423.0 million of variable rate debt under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of September 25, 2005 would decrease our annual pre-tax income by approximately $4.2 million. All of our remaining debt is at fixed rates, therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
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
Utility Price Risks
     We have exposure to utility price risks as a result of volatility in the cost and supply of energy and in natural gas prices. To minimize this risk, we have entered into fixed price contracts at certain of the manufacturing locations for a portion of their energy usage for periods of up to three years. Although these contracts would reduce the risk to us during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on our consolidated results of operations.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
Entry into a Material Definitive Agreement
     In connection with the previously announced retirement of William McMillan from the Board of Directors of Vought Aircraft Industries, Inc. (the “Company”), the Company entered into an agreement with Mr. McMillan, on November 8, 2005, regarding the satisfaction of compensation associated with his prior service as an employee of the Company, and as a Member of the Board. Because the Company's equity interests are privately held and illiquid, the agreement includes the repurchase of Mr. McMillan's equity interests in the Company, and the relinquishment of certain rights held by Mr. McMillan to acquire additional equity in the Company. In addition, the Company has agreed to forgive a Promissory Note entered into between the Company and Mr. McMillan in 2000 in connection with his previous purchase of a portion of that Company stock. Including interest, the total amount forgiven is approximately $675,000. The total cash payment to Mr. McMillan in connection with the agreement will be $2,310,000. Mr. McMillan will conclude his service as Director Emeritus at the end of this year. See agreement filed under exhibit 10.4 under Item 6. Exhibits.
Departure of Directors or Principal Officers; Election of Directors;
Appointment of Principal Officers
     In conjunction with the appointment of Daniel R. Davis, 48, to the position of Controller for Vought Aircraft Industries, Inc. (the “Company”), on November 3, 2005, the Company appointed Mr. Davis as its Principal Accounting Officer.
     Mr. Davis joined Vought Aircraft Company in 1994, after public accounting and industry experience that included eleven years with the firm of Ernst & Young, LLP. Mr. Davis has held positions of increasing responsibility with the Company since that time, most recently as Director – Finance. During the last five years he has been responsible for a number of assignments, including Sarbanes-Oxley Section 404 implementation and benefits cost management. Mr. Davis is a Certified Public Accountant (CPA).
Board of Directors Actions
     At a meeting of the Board of Directors, on November 3, 2005, the Board took the following actions with respect to the Committees of the Board:
     A new Nominating and Corporate Governance Committee was established, to be comprised of the following members: Tom Risley, Allan Holt, Peter Clare and Sam White.
      David Squier and Mssrs. Risley and Holt were re-appointed to the Compensation Committee, and Mr. Clare was appointed to serve on that Committee.
     Messrs. Massey, White, and Palmer were re-appointed to the Audit Committee.
     As the Board is now comprised of only seven directors, the Board determined that, at this time, it will not continue in effect the Executive Committee of the Board.

ITEM 6. EXHIBITS
(a) Exhibits

(10.1)*	Agreement between Vought and Kenneth W. Cannestra.

(10.2)*	Agreement between Vought and Thomas Corcoran.

(10.3)*	Agreement between Vought and Gordon Williams.

(10.4)*	Agreement between Vought and William McMillan.

(10.5)*	Agreement between Vought and William J. McKenna.

(31.1)*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.
(Registrant)

November 9, 2005	/s/ Lloyd R. Sorenson
(Date)	Lloyd R. Sorenson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)