Form 10-K
period 2005-12-31
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2006-03-31
CIK 1278061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No. 333-112528
Vought Aircraft Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2884072
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
9314 West Jefferson Boulevard M/S 2-01, Dallas, Texas 75211
(Address of principal executive offices including zip code)
(972) 946-2011
(Registrant’s telephone number and area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of March 20, 2006, there were 24,711,373 shares of common stock outstanding.

Special Note Regarding Forward Looking Statements
     This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item 1A. Risk Factors in this report. Those risks and other factors may cause our actual results to differ materially from any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this annual report.

PART I
Item 1. Business
Overview
     Vought Aircraft Industries, Inc. and its wholly owned subsidiaries, VAC Industries, Inc., Vought Commercial Aircraft Corporation and Contour Aerospace Corporation (“Contour”) are herein referred to as the “Company” or “Vought.” We are one of the largest independent manufacturers of aerostructures for commercial, military and business jet aircraft in the world. We develop and manufacture fuselages, wings and wing assemblies, empennages (which are tail assemblies comprised of horizontal and vertical stabilizers, elevators and rudders), aircraft doors, nacelle components (which are the structures around engines) and control surfaces (such as rudders, spoilers, ailerons and flaps) as well as rotorcraft cabins and substructures. These aerostructures are subsequently integrated by our customers into a wide range of commercial, military and business jet aircraft manufactured by some of the world’s leading aerospace companies. We also provide our customers with testing, logistics and engineering services. Our customers are the leading prime manufacturers of commercial, military and business jet aircraft, including Airbus S.A.S. (“Airbus”), Bell Helicopter Textron, Inc. (“Bell Helicopter”), The Boeing Company (“Boeing”), Embraer Empresa Brasileira de Aeronautica S.A. (“Embraer”), Gulfstream Aerospace Corp., a General Dynamics Company (“Gulfstream”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop Grumman”), Sikorsky Aircraft Corporation, a United Technologies Company (“Sikorsky”), among others, and the U.S. Air Force (“Air Force”). We generated net sales of $1,297.2 million for the year ended December 31, 2005. Our Corporate office is in Dallas, Texas, and production work is performed at sites in Hawthorne and Brea, California; Dallas and Grand Prairie, Texas; Milledgeville, Georgia; Everett, Washington; Nashville, Tennessee; Stuart, Florida and soon, North Charleston, South Carolina. We are building a plant in North Charleston, South Carolina to manufacture and assemble primarily composite structures for the Boeing 787. Construction of the plant was started in February 2005 and will be completed later this year.
     On July 2, 2003, Vought acquired The Aerostructures Corporation (“Aerostructures”) pursuant to an Agreement and Plan of Merger, dated as of May 12, 2003, with TA Acquisition Holdings, Inc. (“Holdings”) pursuant to which Holdings merged with and into Vought and Vought thereby acquired Holdings’ wholly owned subsidiary, Aerostructures. In this annual report, we refer to the merger of Holdings with and into Vought as the “Aerostructures Acquisition.” In exchange for 100% of the outstanding common and preferred stock of Holdings, Vought (as the surviving entity) issued common stock to Holdings’ stockholders that represented 27.5% of the fully-diluted equity of the combined company, paid $44.9 million in cash to Aerostructures, which Aerostructures used to settle certain obligations pursuant to the Agreement and Plan of Merger and retired $135.2 million of Aerostructures’ debt.
     As discussed in the Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources section, the Company also issued $270 million of 8% Senior Notes (the “Senior Notes”) in conjunction with the Aerostructures Acquisition. The Company began to consolidate the results of operations of Aerostructures as of the effective date of the transaction, July 2, 2003.
     On January 1, 2004, Aerostructures incorporated a new subsidiary, Contour Aerospace Corporation (“Contour”). Then, Aerostructures contributed to Contour (i) its Everett, Washington facility, that builds fuselage skins, spars, stringers, pylons and machined components, and (ii) its Brea, California facility, that builds wing skins, spars, stringers, chords and ribs. Contemporaneous with the contribution of these assets and operations to Contour, Aerostructures merged with and into Vought, so that the remaining operating assets of Aerostructures are integrated with the ongoing operations of Vought. As a result of the reorganization, beginning in 2004, Aerostructures did not exist as a separate corporate entity and Contour became a direct subsidiary of Vought.
Consolidation Plan
     On February 26, 2004, we announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. The plans included renovating and modernizing the Dallas and Grand Prairie facilities, closing the facilities in Nashville and Stuart and moving their operations to Dallas and Grand Prairie and reducing the size of the Hawthorne facility. The complexities of the consolidation effort combined with changes in the business environment proved to be significant and resulted in the project’s substantial cessation in late 2005. A study is underway to determine the best approach for facility rationalization going forward. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the consolidation plan.

Markets
     We operate within the aerospace industry as a manufacturer of aerostructures for commercial, military and business jet aircraft. Market and economic trends that impact the rates of growth of the commercial, military and business jet aircraft markets affect our sales of products in these markets. The competitive outlook for each of our markets is discussed below:
     Commercial Aircraft Market. General economic activity, airline profitability, passenger and cargo traffic rates and aircraft retirements drive demand for new commercial aircraft. The primary manufacturers of large commercial aircraft are Airbus and Boeing. Embraer and Bombardier are the primary manufacturers of regional jets. Both Boeing and Airbus project significant growth in commercial and freighter aircraft in service in their respective twenty year forecasts, with the worldwide fleet doubling in numbers of aircraft over that period of time. However, the manufacturers differ in their projections of numbers of aircraft and in their views concerning the size and type of aircraft that will be delivered over that timescale.
     Both companies agree that higher fuel prices will accelerate the move to more fuel-efficient aircraft and, in the long run, not slow the projected growth in travel over the forecast period. The long-term growth projections used in the forecast were 4.8% to 5.3% annual revenue passenger growth and 5.9% to 6.2% annual revenue cargo growth. Airbus projected the higher passenger growth number and Boeing projected the higher cargo growth. However, forecasters have been unable to predict the peaks and troughs of the aviation cycle that caused a significant downturn in production volumes post-2001, or the peak of the order cycle that saw more than 2,000 large commercial aircraft ordered in 2005, which has created pressure to raise production rates rapidly to meet the demand.
     The broader commercial aircraft market can be categorized by aircraft size and seating as follows:
•	Large wide-body aircraft with twin aisles (more than 200 seats). This category includes the Boeing 747, 767, 777 and 787 (scheduled for first delivery in 2008) aircraft and the Airbus A330, A340 and A380 (currently in test) aircraft as well as the A350 (planned for entry into service in 2010).

•	Smaller narrow-body aircraft with single aisles (excluding regional aircraft) (100 to 200 seats). Aircraft in this category include the Boeing 717 and 737 and the Airbus A320 family (A318/319/320/321).

•	Regional jets (approximately 40 to 110 seats). Bombardier’s primary regional jets are the CRJ Series. Embraer produces small regional jets including the ERJ 135, 140 and 145 and larger (70-108 seats) regional aircraft known as the ERJ 170/175 and ERJ 190/195.
Military Aircraft Market. The national defense budget and procurement funding decisions drive demand for new military aircraft. In December 2005, President Bush signed a $ 441 billion Fiscal Year 2006 defense authorization bill (not including emergency supplemental appropriations), reflecting a 3.1% increase over fiscal 2005, and reaffirming the U.S. Government’s increased focus on a long-term defense plan and national security policy. We expect that Department of Defense spending for procurement, research test and evaluation, operations and maintenance will grow with the overall level of defense spending, and we expect to benefit to the extent that such spending is allocated to aircraft and unmanned aerial vehicles (“UAVs”).
     The market for military aircraft in which we participate can be categorized into the following types of programs:
•	Transport Aircraft (e.g., Boeing C-17 Globemaster III, Lockheed Martin C-130J Hercules and Lockheed Martin C-5 Galaxy). The C-17 Globemaster III is the newest, most flexible strategic cargo plane in the airlift force of the U.S. and allied countries. The C-17 Globemaster III is capable of rapid, long-range delivery of troops and all types of equipment. The C-130J, which is smaller and has a shorter range than the C-17 Globemaster III, is the primary tactical transport aircraft for the U.S. and allied militaries. The U.S. Department of Defense Fiscal Year 2006 Budget continues the Air Force’s follow-on multi-year procurement of 60 additional C-17 Globemaster III aircraft. The Fiscal Year 2006 Defense Appropriation Bill provided long-lead funding and language allowing the Department of Defense to negotiate a third multi-year contract for 42 additional C-17 aircraft. To date, the Air Force has taken no action to contract for long-lead items. The President’s Recommended Fiscal Year 2007 Budget has no funds for additional C-17 aircraft beyond the 180 aircraft contracted for through the second multi-year contract. However, Congress has recently approved $100 million in emergency appropriations to ensure long-lead procurement for the third multi-year contract. In addition, several foreign militaries have expressed interest in the C-17. Whether additional C-17 aircraft are ordered, and at what rate, will depend on the successful conclusion of U.S. congressional funding activities and the fulfillment of interest in aircraft by foreign militaries. Government funding continues for the current C-130J multi-year procurement, but indications are that no additional procurements may be made after this multi-year contract expires in 2008. Procurement of additional C-130J aircraft is the Air Force’s second highest priority as an unfunded line item after the C-17. The C-5 is the largest transport in the Air Force inventory. In operation since 1970, the Air Force is modernizing the C-5 to extend the aircraft’s operational life through 2040.

•	Rotor Aircraft (e.g., Bell/ Boeing V-22 Osprey, Sikorsky UH-60 Black Hawk helicopter and variants (“UH-60”)). The V-22 is an assault transport for troops, equipment and supplies from both amphibious assault ships and land bases. The V-22 will replace much of the U.S. Marines Corps’ (“Marines”) fleet of CH-46E and CH-53D helicopters, and will be used for combat, combat support and special operations. The Department of Defense is currently planning to procure a total of 458 V-22 aircraft for the Marines, U.S. Special Forces and the U.S. Navy (“Navy”). During 2005, the V-22 successfully completed Operational Test and Evaluation and the Defense Acquisition Board approved full rate production for the aircraft. The UH-60 is a major part of the Army’s modernization plan and is expected to be the service’s primary utility helicopter for decades.

•	Aerial Tanker Aircraft (e.g., Boeing KC-767 Tanker). The Air Force is planning to modernize its aging fleet of tanker aircraft. The KC-767 is a specially designed Boeing 767 which has the ability to refuel Air Force, Navy and Marine aircraft in mid-flight. Currently, the President’s Recommended Fiscal Year 2007 Budget includes funding to initiate a new tanker program. It is anticipated that re-competition proposals will be released in the fourth quarter of 2006. Continued delays and re-competition of this program could cause delays in our realization of all or a portion of the previously awarded orders, depending on the outcome of the re-competition.

•	Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) Aircraft (e.g., Global Hawk). C4ISR aircraft are an increasingly important component of the Pentagon’s procurement strategy. C4ISR aircraft include the Global Hawk, an unmanned aerial vehicle capable of high altitude, long endurance reconnaissance missions.

•	Fighter/Attack Aircraft (e.g., Lockheed Martin F-22 Raptor and F-35 Joint Strike Fighter). The U.S. and foreign militaries continue to upgrade their aircraft fleets with more advanced fighters, including the F-22 and F-35. The F-22 is the most advanced air superiority fighter in the world. The aircraft is currently in low rate initial production for the Air Force. The F-35 is a tactical aircraft designed to serve the needs of the Air Force, Navy, Marines and U.K. Royal Navy. Still in development, the F-35 will replace the AV-8B Harrier, A-10, F-16 and F/A-18E/F Super Hornet.
     Business Jet Aircraft Market. General economic activity and corporate profitability drive demand for new business jet aircraft. In addition, business jet aircraft have increasingly been used as an alternative to commercial aircraft transportation due to security concerns and convenience. This market includes personal, business and executive aircraft. The primary business jet aircraft manufacturers are Bombardier, Cessna, Dassault Aviation, Gulfstream and Raytheon. As the popularity of business jet aircraft has grown over the past decade, several companies are offering fractional jet ownership. The Air Force also operates a fleet of business jet aircraft for use by the executive and legislative branches of government as well as the U.S. joint command leadership. In addition, many foreign governments provide business jet aircraft to high-ranking officials.
     As an independent aerostructures manufacturer, we believe we have significant market share positions in each of the commercial, military and business jet aircraft markets. The following chart summarizes our net sales by market for the years ended December 31, 2005, 2004, and 2003:

	Year Ended		Year Ended		Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
		Percent		Percent		Percent
		of Total		of Total		of Total
Market	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Commercial	$602.7	46.4%	$578.5	47.6%	$517.3	42.8%
Military	471.7	36.4%	434.8	35.8%	510.5	42.2%
Business Jets	222.8	17.2%	201.4	16.6%	181.0	15.0%

Total Net Sales	$1,297.2	100.0%	$1,214.7	100.0%	$1,208.8	100.0%

Products and Programs
     We design, manufacture and supply aerospace structural assemblies including the following:
•	complete fuselages (including upper and lower ramp assemblies, fuselage sections, skin panels, aft sections, and pressure bulkheads);

•	wings and wing assemblies (including skin panels, spars, and leading edges);

•	empennages (which are tail assemblies and include horizontal and vertical stabilizers, horizontal and vertical leading edge assemblies, elevators and rudders);

•	aircraft doors;

•	nacelle components (which are the structures around engines and include fan cowls, inlet cowls, pylons and exhaust nozzles);

•	rotorcraft cabins and substructures;

•	detail parts (which are subassemblies of larger aerospace assemblies); and

•	control surfaces (including flaps, ailerons, rudders, spoilers and elevators).
     We have significant design experience and provide engineering support to our customers. We have a diverse base of contracts in significant aerospace markets, including: (i) commercial aircraft, (ii) military aircraft and (iii) business jet aircraft.
     Commercial Aircraft Products. For the years ended December 31, 2005, 2004, and 2003, we generated $602.7 million, $578.5 million, and $517.3 million, respectively, in net sales from manufacturing aerostructures for the world’s largest producers of commercial wide body, narrow body and regional jets. We provide a broad array of support services, including engineering and design support as well as outsourcing services. We believe we are one of the largest independent manufacturers of aerostructures for Boeing Commercial Airplanes (“Boeing Commercial”). We have over 30 years of commercial aircraft experience with Boeing Commercial, and we have maintained a formal strategic alliance with Boeing Commercial since 1994. We are one of the largest U.S. manufacturers of aerostructures for Airbus based on revenues. We have over 15 years of commercial aircraft experience with Airbus. In addition, we manufacture commercial aircraft aerostructures for General Electric Company, Goodrich Corporation and Pratt & Whitney, a division of United Technologies Corporation.
     The following table summarizes the major commercial programs that we currently have under long-term contract by customer and product, indicating in each case whether we are a sole-source provider and the date on which the program commenced. For purposes of the table, the year of commencement of a program is the year a contract was signed with the original equipment manufacturer.

Commercial Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Airbus
A330/340	Upper skin panel assemblies, center spar and midrear spar, mid and outboard leading edge assembly, flap, spoiler and flap track fairing	✓	1988
A340-500/600	Upper skin panel, stringers, center spar and midrear spar, mid and outboard leading edge assemblies	✓	1998
A319/320	Upper panel/stringer assemblies		1997
Boeing
737	Doors	✓	1997
747	Fuselage panels, empennage (vertical stabilizer, horizontal stabilizer, aft body section, rudder, elevators, pressure dome), doors, floor beams, nacelle components and spare requirements	✓	1966

Commercial Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
757 (1)	Spares support only to the structure we previously produced. Empennage (vertical stabilizer, horizontal stabilizer), aft body section, spoilers, doors and nacelle components	✓	1979
767	Wing center section, horizontal stabilizer, section 48, doors, nacelle components, doors and spare requirements	✓	1980
777	Inboard flaps, spoilers and spare requirements	✓	1993
787 (2)	Aft Fuselage and integration	✓	2005
Embraer
ERJ 170/175	Wing panels & spars	✓	2003
ERJ 190/195	Pylon kits	✓	2003

(1)	The final aircraft under the 757 program was produced in late 2004.

(2)	Aft Fuselage and integration currently includes design responsibility. Production is scheduled to commence during the third quarter of 2006.
     Military Aircraft Products. For the years ended December 31, 2005, 2004 and 2003, our military aircraft programs generated net sales of $471.7 million, $434.8 million, and $510.5 million, respectively, from the production of a broad array of products for military organizations both in the United States and around the world. In the United States, we provide aerostructures for a variety of military platforms, including fighter/attack, transport, surveillance, rotor and unmanned aircraft utilized by all four branches of the U.S. military. We believe we are the largest subcontractor for the Boeing C-17 Globemaster III program based on revenues. We have been a major supplier for Boeing on the C-17 Globemaster III since inception of the program in 1983. We also provide military aerostructures to Bell Helicopter, Boeing Helicopter, Sikorsky, Lockheed Martin, Northrop Grumman and the United States Government.
     The following table summarizes the major military programs that we currently have under long-term contract by customer and product, indicating in each case whether we are a sole-source provider and the date on which the program commenced. For purposes of the table, the year of commencement of a program is the year a contract was signed with the original equipment manufacturer.

Military Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Bell/Boeing
V-22 Osprey	Fuselage skin panels (upper and lower main landing gear panels, sponsons, drag angles and side skins), empennage (horizontal and vertical) ramp, and ramp door ramp assemblies	✓	1993
Boeing
767 Tanker	48 Section Lower Lobe Assembly, Pressure Dome and Aft Tailcone Modifications Kits	✓	2002
C-17 Globemaster III	Nacelle components (engine build up units, fan reversers, core reversers, and accessory doors), empennage (vertical stabilizer, horizontal stabilizer), universal aerial refueling receptacle slipway installation, control surfaces (upper and lower, forward and aft rudders, inboard and outboard elevators, ailerons) and stringers, spar webs, spar caps, door jambs and ramp toes	✓	1983
U.S. Government
C-5 Galaxy	Flaps, slats, elevators, wing tips, panels and other parts	✓	2002
Lockheed Martin
C-130J Hercules	Empennage (horizontal and vertical)	✓	1953
F-22 Raptor	Horizontal stabilator	✓	2002
F-35 Joint Strike Fighter .	Wing skins & Test Effort (static, durability and drop for Navy carrier version)	✓	2002
Northrop Grumman (1)
E-2C Hawkeye	Bond assemblies, detail fabrication and machine parts for outer wing panels and fuselage	✓	2000

Military Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
A-10 Warthog	Fatigue test	✓	2002
EA-6B Prowler	Subassemblies and components	✓	2000
Global Hawk	Integrated composite wing	✓	2001
Sikorsky (2)
UH-60	Cabin Structure	✓	2004

(1)	During our previous affiliation with Northrop Grumman, we supplied similar aerostructures to Northrop Grumman on an intercompany basis.

(2)	Beginning in 2004 and continuing through 2006, we are transitioning production from Sikorsky.
     Business Jet Aircraft Products. For the years ended December 31, 2005, 2004 and 2003, our business jet aircraft programs generated $222.8 million, $201.4 million, and $181.0 million, respectively, in net sales. Our customers in this segment include primary business jet aircraft manufacturers such as Cessna, Gulfstream, and Raytheon. We believe we are the largest aerostructures manufacturer to Gulfstream for their G300, G350, G400, G450, G500, and G550 models based on revenues.
     The following table summarizes the major business jet aircraft programs that we currently have under long-term contract by customer and product, indicating in each case whether we are a sole-source provider and the date on which the program commenced. For purposes of the table, the year of commencement of a program is the year a contract was signed with the original equipment manufacturer.

Business Jet Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Cessna Citation X	Upper and lower wing skin assemblies	✓	1992
Gulfstream
Gulfstream V (G500/G550)	Integrated wings	✓	1993
Gulfstream IV	Nacelle components and wing boxes including	✓	1983
(G300/G350/G400/G450)	trailing edge assembly
Raytheon Hawker 800	Nacelle components	✓	1981
End Markets and Customers
     We generate a large proportion of our revenues from Airbus, Boeing, and Gulfstream. Sales to Airbus, Boeing, and Gulfstream were $186.3 million, $728.9 million, and $183.9 million, respectively, for the year ended December 31, 2005; $170.2 million, $711.0 million and $167.8 million, respectively, for the year ended December 31, 2004; and $73.4 million, $876.3 million and $143.7 million, respectively, for the year ended December 31, 2003.
     Our products are sold for a broad range of end uses. Although the majority of our customers are in the U.S., we have also established a strong base of international customers. The significant increase in international sales beginning in 2004 is attributable to full year sales for the programs acquired in the Aerostructures Acquisition of 2003. The following chart illustrates the split between domestic and foreign revenue:

	Year Ended		Year Ended		Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
		Percent		Percent		Percent
		of Total		of Total		of Total
Revenue Source	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
United States	$1,094.0	84.3%	$1,020.3	84.0%	$1,131.2	93.6%
International (1)
England	138.3	10.7%	123.7	10.2%	54.4	4.5%
Other	64.9	5.0%	70.7	5.8%	23.2	1.9%

Total International	203.2	15.7%	194.4	16.0%	77.6	6.4%

Total Revenue	$1,297.2	100.0%	$1,214.7	100.0%	$1,208.8	100.0%

(1)	Our primary international customers are Airbus U.K., Airbus Deutschland, and Embraer of Brazil.

Competitive Strengths
     Industry Leader. We are one of the largest independent manufacturers of structural assemblies for commercial, military and business jet aircraft in the world. We draw upon more than 85 years of experience in the design, manufacture and timely delivery of complex aerostructures assemblies and related products and services, incorporating leading-edge, proprietary design, manufacturing and assembly techniques.
     Strong Customer Relationships. Our relationships with Airbus, Bell Helicopter, Boeing, Gulfstream, Lockheed Martin and Northrop Grumman extend more than 15, 10, 35, 40, 50 and 25 years, respectively. We are one of the largest independent producers of aerostructures to Boeing, Airbus, and Gulfstream.
     Well Positioned in the Military Aircraft Market. We serve virtually every segment of the military aircraft market, with particular strength in fixed-wing transport and rotor aircraft. Currently, we provide aerostructures for more than a dozen military programs, including the Bell/Boeing V-22 Osprey tilt rotor transport, the UH-60 helicopter and the Boeing C-17 Globemaster III.
     Sole-source Supplier on Long-Term Contracts. We normally produce our products and provide our services under long-term, fixed-price contracts. We are the sole-source provider for the aerostructures manufactured under all of our contracts, except for our Airbus A319/320 contract.
     High Barriers to Entry. The market remains highly competitive and the dynamics of the aircraft industry make it extremely challenging for new competitors to enter the market. It is difficult and expensive for new entrants to compete for new program awards due to the substantial up-front, non-recurring investment associated with new programs, the sophisticated manufacturing capability necessary to compete in our market, and the experience-based industry knowledge required. Our established relationships with our customers, particularly Boeing and Airbus, make less likely that an existing program could be lost to a new competitor. In addition, new entrants to the industry must have extensive certifications and approvals from customers and government regulators, such as the Defense Contract Management Agency and the Federal Aviation Administration (“FAA”).
     State-of-the-Art Manufacturing and Technological Capabilities. Our proprietary technologies and tool designs are fully integrated with our engineering designs, assuring dimensional control and detailed part fit and providing our customers with the latest technological solutions for manufacturing aerostructures. We also have the capability to build our own assembly tools, composite tools and fabrication fixtures. In addition, we are experienced in all phases of the engineering, production and quality assurance processes. In recognition of this broad expertise, we were named by Boeing as a “structures partner” for their 787 aircraft and are jointly developing advanced technologies for next generation aircraft utilizing advanced composite structures. To this end, our South Carolina site will combine the product of Vought’s design skills with state of the art manufacturing and production technologies; specialized nondestructive testing capabilities; a highly efficient global supply chain and critical integration skills to support production of Boeing’s latest airliner.
Business Strategy
     Continue as a Strategic Partner to our Customers. We strengthen customer relationships and expand market opportunities by partnering with customers on their business endeavors and providing innovative approaches to aircraft systems integration. We provide prime contractors with development and support services to ensure our participation on their current and future programs while managing the risks and rewards of each project and assessing the return on investment, on a case-by-case basis.
     Integrate Quality Throughout the Enterprise. We emphasize quality in the design and production of cost competitive, fully integrated major aircraft assemblies as a support partner to the world’s leading aerospace companies.
     Increase Profitability and Productivity. In our effort to improve profitability, we are introducing Lean and Six Sigma in our production areas and are undertaking organizational restructuring to improve accountability and control. We have a global network of suppliers focused on strategic cost reduction and manufacturing flexibility to maximize production and cost efficiency, while supporting our customers’ need for strategic work placement. Other initiatives include web-based development and information distribution systems, determinant assembly processes, first-time quality throughout the extended enterprise (including suppliers), flexible tooling and the conversion of two-dimensional to digital and three-dimensional product definition.
Manufacturing
     Our expertise is in designing and manufacturing large, complex aerostructures. We maintain state of the art manufacturing facilities in Dallas, Texas; Grand Prairie, Texas; Nashville, Tennessee; Hawthorne, California; Stuart, Florida; Brea, California; Everett, Washington; and Milledgeville, Georgia and we operate one of the few structural test laboratories in the world capable of full-scale carrier landing simulation. Each manufacturing location has responsibility for developing and executing specific plans to meet our commitments to our customers and to meet our profitability objectives and supporting strategies. Key capabilities and specialized equipment critical to meeting these objectives include the following:
•	Full sheet and extrusion forming and precision trim and drill capabilities

•	Specialized forming including hot and cold metal forming and age cure forming of wing skins greater than 50 feet long

•	Full high-speed machining capabilities, including machining for monolithic structures and long-bed machining on beds up to 150 feet long

•	Specialized engineering and design capabilities

•	Robotic and environmentally controlled paint facilities

•	In-house tool fabrication facilities

•	Automated fastening and riveting capabilities

•	Metal and composite bonding using autoclaves up to 15x90 feet in size

•	Automated design and precision manufacturing assembly capabilities

•	Chemical processing tanks

•	Five-axis core cutters, spar mills, skin mills, cavity mills and gantry profilers

•	Electronic measurement devices, including laser trackers, theodolite and portable coordinate measuring machines

•	Graphite composite tape laying and fiber placement machines in environmentally controlled facilities
Raw Materials, Purchased Parts and Suppliers
     The principal raw materials used in our manufacturing operations are aluminum, titanium, high strength steels and graphite epoxy. We also purchase engineered components including metal derivative products, such as stringers, sheet metal webs, panels and formed parts, as well as graphite composite components, tape, fabric, non-metallic and metallic honeycomb core, titanium fasteners, lock bolts and other machined parts. In addition, we also purchase assemblies and subassemblies from our network of global suppliers. Currently we have over five hundred active production suppliers with sourcing from the United States, Canada, Israel, South Korea, Japan, the People’s Republic of China and European countries.
     Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. We have long-term supply agreements with a number of our major suppliers. We, as well as our supply base, are experiencing delays and pricing increases in the receipt of metallic raw materials due to unprecedented market demand across the industry. Based upon market and industry analysis we expect these conditions to continue through at least 2007 as metallic (aluminum and titanium) raw material supply adjusts to the industry upturn, increased infrastructure demand in China and Russia, and increased aluminum and titanium usage in an ever wider range of global products. These market conditions may have an impact on cash flows or results of operations in future periods. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk, however, we are reviewing a full range of business options focused on strategic risk management for all raw material commodities.
     Our suppliers’ failure to provide acceptable raw materials, components, kits and subassemblies would adversely affect our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with such supply base reliance. We are dependent on third parties for most of our information technology services. To a lesser extent, we are also exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemical processing and freight. We utilize a range of long-term agreements and strategic e-Commerce aggregated sourcing to minimize procurement expense and supply risk in these categories.
Research and Development and Specialized Engineering Services
     Our scientists, engineers and other personnel have capabilities and expertise in structural design, stress analysis, fatigue and damage tolerance, testing, systems engineering, factory support, product support, tool design, inspection and systems installation design. The costs incurred relating to independent research and development for the years ended December 31, 2005, 2004 and 2003, were $4.4 million, $6.7 million and $5.5 million, respectively.
Intellectual Property
     We have a number of patents related to our processes and products. While in the aggregate our patents are of material importance to our business, we believe no single patent or group of patents is of material importance to our business as a whole. We also rely on trade secrets, confidentiality agreements, unpatented knowledge, creative product development and continuing technological advancement to maintain our competitive position.
Competition
     In the production and sale of aerospace structural assemblies, we compete with numerous U.S. and international companies on a worldwide basis. Until recently, our primary competition came from internal work completed by the operating units of original equipment manufacturers including Airbus, Boeing, Gulfstream, Lockheed Martin, Northrop Grumman, Sikorsky and Raytheon. These original equipment manufacturers may choose not to outsource production due to, among other things, their own direct labor and overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when original equipment manufacturers decide whether to produce a part in-house or to outsource. The prime manufacturers typically choose to outsource for the following reasons: (i) lower cost; (ii) the prime manufacturers’ capacity limitations; (iii) our engineering and design capabilities; (iv) reduced investment; (v) risk sharing and (vi) strategic reasons in support of sales.
     We also face competition from independent aerostructures suppliers in the U.S. and overseas. Our ability to compete for large structural assembly contracts depends upon: (i) our underlying cost structure; (ii) the readiness and availability of our facilities, equipment and personnel to undertake the programs; (iii) our engineering and design capabilities; (iv) our ability to manufacture both metal and composite structures; and (v) our ability to support the customer’s needs for strategic work placement.
     In June 2005, Onex Corporation of Canada completed the acquisition of The Boeing Corporation’s facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma, and named the new company Spirit AeroSystems (“Spirit”). Before the acquisition, Vought competed with Boeing’s internal capabilities at these facilities for potential outsource work. Now, Vought and Spirit will continue to compete for current internal and future new Boeing business, and will also compete for aerostructures business from other prime manufacturers.
Employees
     As of December 31, 2005, we employed approximately 6,670 people, which was a decrease from 6,820 in June 2005. Since December 2005 the level of employees has been reduced further to 6,520, as of March 2006, a reduction of 4.5% since the 2005 peak.
     Of those employed at year-end, approximately 3,070, or 47%, are represented by four separate unions. Local 848 of the United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 2,275 of the employees located in Dallas, Texas. This union contract is in effect through September 30, 2007. The International Association of Machinists and Aerospace Workers represents approximately 720 of the employees located in Nashville, Tennessee. This union contract is in effect through September 27, 2008. Local 20 of the International Brotherhood of Electrical Workers represents approximately 51 employees located in Dallas, Texas. This union contract is in effect through April 6, 2008. Local 263 of the Security, Police and Fire Professionals of America, (formerly United Plant Guard Workers of America), represents approximately 27 employees located in Dallas, Texas. This union contract is in effect through February 18, 2008.
     From time to time, unions have sought and may continue to seek to organize at some of our facilities. We cannot predict the impact of any unionization of our workforce. We have not suffered an interruption of business as a result of a labor dispute since 1989, at the Nashville facility. We believe we have constructive working relationships with our unions and have been successful in negotiating collective bargaining agreements.
Backlog
     We calculate backlog using a method that results in a number that is substantially less than the estimated aggregate dollar value of our contracts. We measure backlog for commercial and business jet programs as firm orders, and backlog for military programs as funded orders or authorizations to proceed, in each case for products that have not yet been shipped to our customer. Using our measure of backlog, we estimate that at December 31, 2005, our funded backlog was approximately $2.4 billion. Our backlog may fluctuate at any given time depending on whether we have received significant new firm orders, funded orders or authorizations to proceed before the date of measurement. For example, our military funded orders or authorizations to proceed generally are awarded when the Department of Defense budget for the relevant year has been approved, resulting in a significant increase in backlog at that time.
     The following factors should be considered when evaluating our backlog. For our commercial and business jet aircraft programs, changes in the economic environment and the financial condition of airlines may cause our aerospace-manufacturing customers to increase or decrease deliveries, adjusting firm orders that would affect our backlog. For our military aircraft programs, the Department of Defense and other government agencies have the right to terminate both our contracts and/or our customers’ contracts either for default or, if the government deems it to be in its best interest, for convenience.
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
     Under federal and state environmental laws, owners and operators of contaminated properties can be held responsible for up to 100% of the costs to remediate such contamination, regardless of whether they caused such contamination. Our facilities have been previously owned and operated by other entities and remediation is currently taking place at several facilities in connection with contamination that occurred prior to our ownership. In particular, we acquired several of our facilities from Northrop Grumman in July of 2000, including the Hawthorne, California facility, the Stuart, Florida facility, the Milledgeville and Perry, Georgia facilities and two Texas facilities. Of those facilities, remediation projects are underway in Hawthorne, Stuart, Milledgeville and Dallas. Under our asset purchase agreement with Northrop Grumman, we obtained from Northrop Grumman an indemnity relating to contamination at all sites occurring prior to our ownership (so-called “pre-closing liabilities”). The indemnity effectively caps our exposure to such cleanup liabilities at $12 million, with Northrop Grumman assuming responsibility for all such costs in excess of $12 million. In accordance with the terms of the environmental indemnity, Northrop Grumman is managing all environmental remedial projects at the various sites, except with respect to most of the remediation activities now underway at the Dallas facility.
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
     As of December 31, 2005, our balance sheet included an accrued liability of $4.3 million for accrued environmental liabilities.
Regulatory Conditions
     The commercial and business jet aerospace industries are highly regulated in the United States by the FAA. As producers of major aerostructures for commercial and business jet aircraft, our production activities are currently performed under the auspices of the applicable FAA production certificates held by the prime manufacturers. We are approved by the FAA to build aerostructures under the prime manufacturers’ programs. In addition, we are certified by the FAA in Stuart, Florida and Milledgeville, Georgia to repair and overhaul damaged parts for delivery and reinstallation on commercial and business jet aircraft. In addition, we are certified by Boeing, General Dynamics, Lockheed Martin, Northrop Grumman, Pratt & Whitney and Raytheon. FAA and prime manufacturer certification is a significant barrier to entry for potential new competitors.
     The military aerospace industry is highly regulated by the U.S. Department of Defense. The Defense Contract Management Agency has certified us to provide products to the U.S. military. We are subject to review by the Defense Contract Management Agency whether we contract directly with the U.S. Government or provide aerostructures to a prime contractor that contracts directly with the U.S. Government. The U.S. Government contracts held by the Company and our customers are subject to unique procurement and administrative rules based on laws and regulations. U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or default by the contractor. In addition, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a yearly basis, even though contract performance may take many years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future years.
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

Item 1A. Risk Factors
Our commercial business is cyclical and sensitive to the commercial airline and cargo industries profitability. Our business is, in turn, affected by general economic conditions and world safety considerations.
     We compete in the aerostructures segment of the aerospace industry. While our direct customers are aircraft manufacturers, such as Boeing and Airbus, our business is indirectly affected by the financial condition of the commercial airlines and airfreight companies and other economic factors that affect the demand for air transportation. Specifically, our commercial business is dependent on the demand from passenger airlines and airfreight companies for the production of new aircraft by our customers.
     This demand for aircraft is dependent on and influenced by a number of factors including:
•	The World Economy- World-wide economic growth is a primary factor that both Boeing and Airbus use to forecast future production requirements.

•	Ability of the industry to finance new aircraft, which is tied to their profitability and load factors.

•	Air cargo requirements and airline load factors- Driven by world economy and international trade volume.

•	Age and efficiency of the world fleet of active and stored aircraft.

•	General public attitudes- Events such as the September 11, 2001 terrorist attacks and later, the SARS outbreak in Asia, tend to dramatically and quickly influence the market.

•	Fuel prices- While higher fuel prices impact the airline and cargo industry’s short-term profitability, they may also drive more rapid fleet renewal to take advantage of newer, more efficient aircraft technologies.

We operate in a very competitive business environment.
     Competition in the aerostructures segment of the aerospace industry is intense and concentrated. We face substantial competition from the operating units of some of our largest customers, including Airbus, Boeing, Gulfstream, Lockheed Martin, Northrop Grumman and Raytheon. These original equipment manufacturers may choose not to outsource production of aerostructures due to, among other things, their own direct labor and overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when original equipment manufacturers decide whether to produce a part in-house or to outsource.
     We also face competition from non-OEM suppliers in each of our product areas. Our principal competitors among aerostructures suppliers are Alenia, Fokker Aerostructures, Fuji, Mitsubishi, GKN plc, Kawasaki, Goodrich, and Spirit. Some of our competitors have greater resources than us, and therefore may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply chain management and sales and marketing and we may not have enough resources to make the necessary investments to do so. For these reasons, we may not be able to compete successfully in this market or against such competitors. See “Business—Competition.”
     For the years ended December 31, 2005, 2004 and 2003, approximately 56%, 59% and 73% of our sales, respectively, were made to Boeing for commercial and military programs. Accordingly, any significant reduction in purchases by Boeing would have a material adverse effect on our financial condition, results of operations and cash flows. The long-term continued production of the Boeing 767 aircraft remains in question and is dependent on the U.S. government’s decision regarding a potential new tanker platform.
     Further, our significant customers have in the past and may attempt in the future to use their position to negotiate a reduction in price of a particular product regardless of the terms of an existing contract. We have generally been successful in resisting such reductions and, where we have taken reductions, we have attempted to maintain profitability by decreasing costs.
The U.S. Government is a significant customer of our largest customers and we and they are subject to specific U.S. Government contracting rules and regulations.
     We are a significant provider of aerostructures to military aircraft manufacturers. The military aircraft manufacturers’ business, and by extension, our business, is affected by the U.S. Government’s continued commitment to programs under contract with our customers. The terms of defense contracts with the U.S. Government generally permit the government to terminate contracts partially or completely, with or without cause, at any time. Sales to the U.S. Government are also subject to changes in the government’s procurement policies in advance of design completion. An unexpected termination of a significant government contract, a reduction in expenditures by the U.S. Government for aircraft using our products, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts awarded to us, or substantial cost overruns could materially reduce our cash flow and results of operations. We bear the potential risk that the U.S. Government may unilaterally suspend our customers or us from new contracts pending the resolution of alleged violations of procurement laws or regulations.
A decline in the U.S. defense budget or change of funding priorities may reduce demand for our customers’ military aircraft and reduce our sales of products used on military aircraft.
     The U.S. defense budget has fluctuated in recent years, at times resulting in reduced demand for new aircraft and, to a lesser extent, spare parts. In addition, foreign military sales are affected by U.S. Government regulations, foreign government regulations and political uncertainties in the United States and abroad. The U.S. defense budget may continue to fluctuate, and may decline, and sales of defense related items to foreign governments may decrease. A decline in defense spending could reduce demand for our customers’ military aircraft, and thereby reduce sales of our products used on military aircraft.
     There is risk that the C-17 program could be terminated after the current contract is completed in 2008 as identified in the President’s Fiscal Year 2007 Recommended Budget. However, Congress has recently approved $100 million in emergency appropriations to ensure long-lead procurement for the third multi-year contract. For fiscal year 2005, the C-17 program provided a significant portion of our military revenues.
Our fixed-price contracts may commit us to unfavorable terms.
     We provide our products and services through fixed-price contracts. For the year ended December 31, 2005, over 90% of our revenues were derived from fixed-price contracts.
     Although our fixed-price contracts generally permit us to keep unexpected profits if costs are less than projected, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss.
     Although we believe that we have recorded adequate provisions in our consolidated financial statements for losses on our fixed-price contracts, as required under accounting principles generally accepted in the United States, our contract loss provisions may not be adequate to cover all actual future losses.
We incur risk associated with new programs.
     New programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs.
     The Boeing 787 is an example of such a program for Vought. In addition to the risks described above, we are constructing a new facility in South Carolina to house our 787 production effort. Our ability to complete this facility within both schedule and cost requirements is critical to our success on this program.
     Programs new to Vought that represent customer offloads of existing aircraft components carry risks associated with the transfer of (i) technology, knowledge, and tooling; (ii) hiring and training of qualified personnel; (iii) increased capital and funding commitments; (iv) ability to meet customer specifications, delivery requirements and unique contractual requirements; (v) supplier performance; (vi) ability of the customer to meet its contractual obligations to us and (vii) our ability to accurately estimate costs associated with such programs. The UH-60 program with Sikorsky is an example of this type of program.
Any significant disruption in our supply from key suppliers could delay production and decrease sales.
     We are highly dependent on the availability of essential materials and purchased engineered components from our suppliers, some of which may be available only from single customer specified sources. Moreover, we are dependent upon the ability of our suppliers to provide material that meets specifications, quality standards and delivery schedules. Our suppliers’ failure to provide expected raw materials or component parts could adversely affect production schedules and contract profitability.
     We have from time to time experienced limited interruptions of supply, and we may experience a significant interruption in the future. Our continued supply of materials is subject to a number of risks including:
•	the destruction of our suppliers’ facilities or their distribution infrastructure;

•	a work stoppage or strike by our suppliers’ employees;

•	the failure of our suppliers to provide materials of the requisite quality;

•	the failure of essential equipment at our suppliers’ plants;

•	the failure or shortage of supply of raw materials to our suppliers;

•	contractual amendments and disputes with our suppliers; and

•	Geo-Political conditions in the Global Supply Base.
     In addition, some contracts with our suppliers for raw materials and other goods are short-term contracts. These suppliers may discontinue provision of products to us at attractive prices or at all, and we may not be able to obtain such products in the future from these or other providers on the scale and within the time periods we require. Furthermore, substitute raw materials or component parts may not meet the strict specifications and quality standards we, our customers, and the U.S. Government impose. If we are not able to obtain key products on a timely basis and at an affordable cost, or we experience significant delays or interruptions of their supply, revenues from sales of products that use these supplies will decrease.
     We are also dependent upon a third party, Northrop Grumman Information Technology, to supply us with information technology services used to operate our facilities. If Northrop Grumman Information Technology could no longer supply us with information technology services and we are required to secure another supplier, we might not be able to do so on terms as favorable as our current terms, or at all.
Any future business combinations, acquisitions or mergers expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.
     We periodically consider strategic transactions. We evaluate acquisitions, joint ventures, alliances or co-production programs as opportunities arise and we may be engaged in varying levels of negotiations with potential competitors at any time. We may not be able to effect transactions with strategic alliance, acquisition or co-production program candidates on commercially reasonable terms, or at all. If we enter into these transactions, we also may not realize the benefits we anticipate. In addition, we may not be able to obtain additional financing for these transactions. The integration of companies that have previously been operated separately involves a number of risks. Consummating any acquisitions, joint ventures, alliances or co-production programs could result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities.
We may be subject to work stoppages at our facilities or those of our principal customers, which could seriously impact the profitability of our business.
     As of December 31, 2005, approximately 47% of our employees were represented by various labor unions. Approximately 56% of the employees located at the Dallas, Texas facility are represented by United Automobile, Aerospace and Agricultural Implement Workers of America. This union contract is in effect through September 30, 2007. The remaining union contracts are in effect at least into 2008. We last experienced a labor strike at our Nashville, Tennessee plant in 1989 and a work interruption at our Dallas, Texas plant in 1985. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations and we may be prevented from completing production of our aircraft structures. See “Business—Employees.”
     Many aircraft manufacturers, airlines and aerospace suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by aircraft manufacturers, airlines or aerospace suppliers could reduce our customers’ demand for additional aircraft structures or prevent us from completing production of our aircraft structures.
We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.
     We believe that our future success will be due, in part, to the services of our key employees such as engineers and other skilled professionals. Competition for such employees has intensified in recent years and may become even more intense in the future. Our ability to implement our business plan is dependent on our ability to hire and retain technically skilled workers. Our failure to recruit and retain qualified employees could prevent us from implementing our business plan and may impair our ability to obtain future contracts.
Our operations depend on our manufacturing facilities throughout the U.S. These production facilities are subject to physical and other risks that could disrupt production.
     Our manufacturing facilities could be damaged or disrupted by a natural disaster, war, or terrorist activity. Although we have obtained property damage and business interruption insurance, a major catastrophe, such as an earthquake, hurricane, flood, tornado or other natural disaster at any of our sites, or war or terrorist activities in any of the areas where we conduct operations could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers and we may not have insurance to adequately compensate us for any of these events.
We are subject to environmental regulation and our ongoing operations may expose us to environmental liabilities.
     Our operations, like those of other companies engaged in similar businesses, are subject to federal, state and local environmental, health and safety laws and regulations. We may be subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. We have made, and will continue to make, capital and other expenditures in order to comply with these laws and regulations. Although we believe that we are currently in substantial compliance with these laws and regulations, the aggregate amount of future clean-up costs and other environmental liabilities could become material.
     In the future, contamination may be discovered at our facilities or at off-site locations where we send waste. The remediation of any such newly-discovered contamination, or the enactment of new legislation or the stricter administration or interpretation of existing laws, may require us to make additional expenditures, some of which could be material. See “Business—Environmental Matters.”
Any product liability claims in excess of insurance may require us to dedicate cash flow from operations to pay such claims.
     Our operations expose us to potential liability for personal injury or death as a result of the failure of aerostructures designed or manufactured by us or our suppliers. While we believe that our liability insurance is adequate to protect us from these liabilities, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third-party indemnification is not available could require us to dedicate a substantial portion of our cash flows to make payments on these liabilities. No such product liability claim is pending or has been threatened against us; however, there is a potential risk that product liability claims could be filed against us in the future.
The construction of aircraft is heavily regulated and failure to comply with applicable laws could reduce our sales or require us to incur additional costs to achieve compliance, which could reduce our results of operations.
     The FAA prescribes standards and qualification requirements for aerostructures, including virtually all commercial airline and general aviation products, and licenses component repair stations within the U.S. Comparable agencies regulate these matters in other countries. If we fail to qualify for or obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be expensive and time consuming.
     From time to time, the FAA or comparable agencies propose new regulations or changes to existing regulations. These new changes or regulations generally cause an increase in costs of compliance. To the extent the FAA, or comparable agencies implement regulatory changes, we may incur significant additional costs to achieve compliance.
We are subject to regulation of our technical data and goods exports.
     Use of foreign suppliers and sale to foreign customers may subject us to the requirements of the U.S. Export Administration Regulations and the International Trafficking in Arms Regulations. Failure to comply with these regulations may result in significant fines and loss of the right to export goods. In addition, restrictions may be placed on the export of technical data and goods in the future as a result of changing geo-political conditions.
We may be unable to satisfy commitments related to grants received.
     We have received grants from state governments associated with the construction of our 787 facility in South Carolina and our plans to increase jobs in our Texas facilities. These grants require that we satisfy certain requirements related to levels of expenditures and job growth. Our failure to satisfy any of these commitments could result in the incurrence of penalties or in the requirement to repay all or part of the grants.

Our level of indebtedness, along with the restrictive covenants in the credit facility and indenture, may restrict our ability to satisfy our existing obligations or pursue our business strategies.
     As of December 31, 2005, our total indebtedness was $693 million. This level of indebtedness results in a substantial portion of our cash flows being required to make payments on this indebtedness. Furthermore, our ability to generate cash depends on many factors beyond our control. As a result of the level of debt and the uncertainty of future cash flows, our flexibility to grow the business or respond to industry or market changes may be limited and our ability to satisfy our existing obligations and meet cash funding requirements could be difficult.
     Despite our current level of debt, under the terms of our indenture we may still be able to incur additional indebtedness and if new debt is added these risks would magnified.
     In addition, our failure to comply with certain restrictive covenants, including financial ratio tests, could result in an event of default, which, if not cured or waived, could result in the acceleration of our debts. These restrictive covenants include limits on our ability, among other things:
•	to incur additional indebtedness,

•	pay dividends or repurchase stock,

•	make investments or capital expenditures,

•	grant liens,

•	sell assets or engage in sale and leaseback transactions and

•	acquire assets of, or merge or consolidate with, other companies.
     See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.
     Our business may not generate sufficient cash flow from operations or future borrowings may not be available to us in an amount sufficient to make payments on our indebtedness or to fund other liquidity needs. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Depending on these factors we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Private equity investment funds affiliated with Carlyle own a significant majority of our equity, and their interests may not be aligned with debt holders.
     Private equity investment funds affiliated with Carlyle own approximately 98% of our fully diluted equity. These private equity investment funds have the power, subject to specific exceptions, to direct our affairs and policies. Certain members of our Board of Directors have been designated by these private equity investment funds. Through such representation on the Board of Directors, they are able to substantially influence the appointment of management, the entering into of mergers and sales of substantially all of our assets and other extraordinary transactions. The directors so elected have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions about our capital stock.
     The interests of Carlyle and its affiliates could conflict with the interests of debt holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle as equity holder might conflict with the interests of a debt holder. Affiliates of Carlyle may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, although such transactions might involve risks to debt holders. In addition, Carlyle or its affiliates may in the future own businesses that directly compete with ours.
Our internal controls over financial reporting may not be sufficient to ensure timely and reliable external financial reporting.
     We are not required to evaluate our disclosure controls and internal controls over financial reporting in the same manner that is required of certain public companies, nor have we performed such an evaluation. Historically, we have designed our internal controls and prepared our financial statements in a manner that management believes accurately records transactions in accordance with generally accepted accounting principles (“GAAP”). However, during the course of the audit of our 2005 financial statements, management and our independent registered public accounting firm have identified two material weaknesses regarding elements of our internal controls related to financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The material weaknesses are described in detail in “Item 9A. Controls and Procedures.” We have taken and continue to take actions to correct these material weaknesses. We expect to complete these actions in 2006. The effectiveness of the actions we have taken to date and the actions we are still in the process of taking to eliminate the material weaknesses is subject to continued management review, supported by confirmation and testing by our internal audit department, as well as audit committee oversight. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal controls over financial reporting that we have not discovered to date. In fiscal year 2007, under our current filing status, pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and we will be required to deliver an attestation report from our auditors on management’s assessment of the operating effectiveness of our internal controls.
Item 1B. Unresolved Staff Comments
     Not applicable.

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

	Square
Site	Footage	Ownership	Functions
Dallas, TX

Jefferson Street	28,878	Owned	High speed wind tunnel.

Jefferson Street (1)	4,927,292	Leased	Vought Headquarters; design capabilities; test labs; fabrication of parts and structures; assembly and production of the Gulfstream V wing, C-17 Globemaster III horizontal and vertical tail sections, V-22 fuselage and empennage, and UH- 60 cabin.

Grand Prairie, TX

Marshall Street	804,456	Leased	Manufacturing of empennage assemblies, doors, skin polishing, automated fastening.

Marshall Street	335,292	Owned	Warehouse.

Hawthorne, CA (2)	1,382,096	Leased	Production of the Boeing 747 fuselage panels and main deck cargo doors; reconfigurable tooling, precision assembly and automated fastening.

Torrance, CA	84,654	Leased	Fuselage panel processing facility.

Nashville, TN	2,170,497	Owned	Design capabilities; Airbus and Gulfstream IV wing manufacturing and assembly facilities.

Stuart, FL	519,690	Leased	Manufacturing of composite and metal aircraft assemblies and manufacturing of commercial aircraft doors.

Brea, CA	90,000	Leased	Manufacturing of wing skins, fuselage panels, bulkheads, floor beams, spars, stringers, landing gear and subassemblies.

Everett, WA	153,000	Leased	Manufacturing of wing skins, fuselage panels, bulkheads, floor beams, spars, stringers, landing gear and subassemblies.

Milledgeville, GA	566,168	Owned	Composite fabrication and component assembly.

Charleston, SC (3)	340,000	Owned	Fabrication of the 787 aircraft.

(1)	Lease expires July 2006. We are currently in discussion with the U.S. Navy regarding terms of our continued occupancy of the facility, which may include a lease extension or other arrangements.

(2)	We sold the Hawthorne Facility on July 25, 2005 and leased the entire facility (2,582,244 square feet) through January 24, 2006. Starting January 25, 2006, we reduced the footprint and lease to 1,382,096 square feet through December 31, 2010.

(3)	This site is currently being constructed on leased property.

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

	Year Ended December 31,
	2005	2004	2003 (6)	2002	2001
	($ in millions)
Statement of Operations:
Net sales	$1,297.2	$1,214.7	$1,208.8	$1,200.7	$1,422.0
Cost of sales	1,176.7	1,027.5	1,012.3	1,051.9	1,198.1
Selling, general & administrative expenses	289.3	273.6	234.6	186.8	206.4
Impairment charge	5.9	26.0	—	5.9	2.0
Operating income (loss)	(174.7)	(112.4)	(38.1)	(43.9)	15.5
Interest expense, net(1)	51.3	42.8	30.0	35.8	71.1
Other loss	0.3	—	—	—	—
Equity in loss of joint venture	3.4	—	—	—	—
Loss before income taxes and cumulative effect of a change in accounting principle	(229.7)	(155.2)	(68.1)	(79.7)	(55.6)
Income taxes	—	0.2	(2.3)	—	—
Loss before the cumulative effect of a change in accounting principle	(229.7)	(155.0)	(70.4)	(79.7)	(55.6)
Cumulative effect of a change in accounting principle (2)	—	—	—	—	(7.8)
Net loss (3)(5)	$(229.7)	$(155.0)	$(70.4)	$(79.7)	$(63.4)

Other Financial Data:
Cash flow provided by (used in) operating activities (7)	$(65.0)	$(60.8)	$98.8	$166.8	$182.3
Cash flow used in investing activities	(152.1)	(69.6)	(217.8)	(20.8)	(35.4)
Cash flow provided by (used in) financing activities (7)	98.3	152.9	156.8	(109.3)	(141.0)
Capital expenditures	147.1	69.6	34.6	21.1	35.9
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10.1	$128.9	$106.4	$68.6	$31.9
Accounts receivable, net	90.8	123.2	114.5	86.7	139.8
Inventories, net	340.1	279.3	197.3	202.7	318.6
Property, plant and equipment, net	485.1	407.7	414.1	334.7	366.5
Total assets	1,561.8	1,589.0	1,499.7	873.3	1,316.0
Total debt (4)	693.0	697.9	570.4	395.6	505.0
Stockholders’ equity (deficit)	(773.0)	(554.5)	(322.9)	(502.9)	20.9

(1)	Interest expense, net includes the gain or loss on interest rate swaps.
(2)	Cumulative effect of change is the result of adopting SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.
(3)	Net (loss) is calculated before other comprehensive income (losses) relating to minimum pension liability adjustments of $16.8 million, $(78.6) million, $13.1 million, $(444.2) million and $(49.4) million in 2005, 2004, 2003, 2002, and 2001, respectively.
(4)	Total debt as of December 31, 2005, 2004 and 2003 includes $2.0 million, $2.9 million and $4.5 million, respectively, of capitalized leases.
(5)	Had the Company adopted SFAS 142, “Goodwill and Other Intangible Assets”, effective January 1, 2001, net loss reported for the period ended December 31, 2001 would have decreased by $9.7 million.
(6)	Includes Aerostructures’ results of operations from July 2, 2003, the date of acquisition.
(7)	Amounts previously disclosed for 2004 have been updated to reflect a reclassification of $35 million in grants received from the State of Texas from operating activities to financing activities.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
     Vought’s discussion and analysis of its financial position and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Although Vought evaluates its estimates, which are based on the most current and best available information and on various other assumptions that are believed to be reasonable under the circumstances, on an ongoing basis, actual results may differ from these estimates under different assumptions or conditions. Vought believes the following items are the critical accounting policies and most significant estimates and assumptions used in the preparation of its financial statements. These accounting policies conform to the accounting policies contained in the consolidated financial statements of Vought included in this annual report.
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
     Revenue and Profit Recognition. The majority of our sales are made pursuant to written contractual arrangements or “contracts” to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed-price contracts. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (SOP 81-1) and sales and profits on contracts are recognized using percentage-of-completion methods of accounting. Sales and profits are recognized on production contracts as units are delivered and accepted by the customer (the “units-of-delivery” method). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Amounts representing unnegotiated contract change orders or claims are included in sales only when their realization is considered probable and they can be reliably estimated. Revenues for such unnegotiated change orders or claims are recognized as costs related to the change order or claim are incurred. Amounts so recognized were $7.5 million for 2005 and less than $5 million for each of 2004 and 2003. Additionally, some contracts contain provisions for revenue sharing, price re-determination or cost and/or performance incentives. Such amounts or incentives are only included in sales when their realization is considered probable and they can be reliably estimated. The impact of revisions in profit estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (“forward losses”) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities. Revisions in contract estimates, if significant, can materially affect Vought’s results of operations and cash flows, as well as Vought’s valuation of inventory. Furthermore, certain contracts are combined or segmented in accordance with SOP 81-1 for revenue recognition.

     Accounting for the sales and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the total contract value and the estimated total cost at completion. Under the units-of-delivery percentage of completion method, sales on a contract are recorded as the units are delivered and accepted during the period at an amount equal to the contractual selling price of those units. The profit recorded on a contract under the units-of-delivery method is equal to the estimated total profit margin for the contract stated as a percentage of contract revenue multiplied by the sales recorded on the contract during the period. Adjustments to original estimates for a contract’s revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained, and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity, the more relative overhead that contract will absorb.
     Although fixed-price contracts, which may extend several years into the future, generally permit the Company to keep unexpected profits if costs are less than projected, the Company also bears the risk that increased or unexpected costs may reduce the Company’s profit or cause the Company to sustain losses on the contract. In a fixed-price contract, the Company must fully absorb cost overruns, not withstanding the difficulty of estimating all of the costs it will incur in performing these contracts and in projecting the ultimate level of sales that may otherwise be achieved. The Company’s failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed price contract may reduce the profitability of a fixed price contract or cause a loss. The Company believes it has recorded adequate provisions in the financial statements for losses on fixed-price contracts, but the Company cannot be certain that the contract loss provisions will be adequate to cover all actual future losses.
     Inventories. Inventoried costs primarily relate to work in process under fixed-price contracts, and represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, manufacturing and engineering overhead, production tooling costs, and general and administration expenses that are allowed under government contracts.
     In accordance with industry practice, inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year; therefore, a portion thereof will not be realized within one year.
     Pensions and Other Post-Retirement Benefits. Pension expense is based on information provided by outside actuarial firms that use assumptions to estimate the total benefits ultimately payable to participants and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The pension plans are valued annually on December 31. The projected unit credit method is utilized in recognizing the pension liabilities. Pension assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries, as of the annual measurement date.
     The assumed discount rate utilized is determined as of the measurement date based upon on a review of interest rates associated with long-term high quality corporate bonds. The discount rate is utilized principally in calculating the Company’s pension obligation, which is represented by the Projected Benefit Obligation (PBO) in calculating net pension expense. At December 31, 2005, 2004 and 2003, the discount rate was 5.75%, 5.75% and 6.25%, respectively. The effect of lowering the discount rate increased the PBO in fiscal 2004 and 2003 by $ 104.1 million and $78.3 million, respectively.
     The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO. It is the policy of the Pension Plan Investment Committee to invest approximately 37% to 73% of the pension fund assets in equity securities, 28% to 32% in fixed income securities, 4% to 6% in real estate funds, 4% to 12% in private equity funds and 1% to 4% in other assets. The expected average long-term rate of return on assets is based principally on the counsel of the Company’s outside investment advisors and has been projected at 8.5% in 2005, 2004 and 2003. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs with the assumed rate, that year’s annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining service period of active plan participants expected to receive benefits.

     The assumed average rate of compensation represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% and is utilized principally in calculating the PBO and annual pension expense.
     In addition to its defined benefit pension plans, the Company provides certain healthcare and life insurance benefits for eligible retired employees. Such benefits are unfunded as of December 31, 2005. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve the Company’s right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. In 2005, the Company announced the discontinuance of post-65 retiree healthcare benefits provided to certain future retirees. In 2004, some future retirees affected by the facility consolidation received benefit and cost-sharing improvements. In 2003, the Company adopted changes to the plans for certain non-represented employees that increased the retiree cost-sharing provisions of the plan for some current retirees and for certain future retirees. Premiums charged to retirees for medical coverage are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, managed care providers, coordination of benefits with other plans, and a Medicare carve-out. At December 31, 2005, 2004 and 2003, the discount rate used to determine these healthcare and insurance benefits was 5.5%, 5.75% and 6.25%, respectively. The effect of lowering the discount rate was an increase in the post employment benefits obligation of $13.5 million, $30.2 million and $18.3 million during 2005, 2004 and 2003, respectively.
General Business Issues
     While we have long-term contracts for most of our programs, we generally build our inventory and deliver products pursuant to separate purchase orders under those contracts. We measure backlog for commercial and business jet programs as firm orders, and backlog for military programs as funded orders or authorizations to proceed, in each case for products that have not yet been shipped to our customer. In addition to our backlog, our contracts provide for additional units for which we have not yet received a firm order, a funded order or an authorization to proceed. Our measure of backlog produces a number that is significantly lower than the estimated aggregate dollar value of our contracts because this measure excludes (i) commercial orders that are not firm, (ii) military orders that are not funded or authorized and (iii) commercial and military units under contract for which we have not yet received orders. Using our measure of backlog, we estimate that as of December 31, 2005, our backlog was approximately $2.4 billion. Our backlog may fluctuate at any time depending on new firm orders, funded orders or authorizations to proceed that are received, as well as orders that are shipped, immediately before the date of measurement.
     We are building a new facility in North Charleston, South Carolina for manufacturing, assembly and integration work for the Boeing 787 Dreamliner commercial aircraft program. In connection with that program, we have established a joint venture called Global Aeronautica, LLC with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA. Vought and Alenia each have a 50% stake in the joint venture, which will combine the two companies’ respective 787 program fuselage products with sections from other structures partners and systems from around the world to deliver an integrated product to Boeing. Global Aeronautica is co-located on the South Carolina site to minimize logistical issues. The final integrated structure will be transported to Everett, Washington for final assembly by Boeing. Vought will be the sole-source supplier of the aft fuselage sections 47 and 48 for Boeing’s 787 program under a contract that represents up to $4 billion in total contract value through 2021.
     On February 26, 2004, we announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. We received a $35 million grant from the Texas Enterprise Fund in April 2004.
     In December 2005, the Company announced its intention to keep the Nashville and Stuart facilities open to support certain programs whose future deliveries did not justify the costs to move the programs to Dallas. A study is underway to determine the best approach for facility rationalization going forward.
     In August 2005, management announced a comprehensive cost reduction program aimed at producing $50 million in annual cost savings beyond those savings assumed in the restructuring plan. The elements of this plan include material cost reductions aimed at reducing the number of worldwide suppliers, labor cost reductions, and reductions in retiree healthcare and pension benefits. The first phase of this program was implemented on September 29, 2005 with the announcement of benefit changes for active, non-represented employees. Additional actions have been taken, including headcount reductions through March 2006 of approximately 4.5% since the peak headcount in June 2005 (see Item 1. Business — Employees ) and reductions in material cost. In total these actions have exceeded the original objective of $50 million in annualized cost savings.
     The restructuring and other related charges associated with the site consolidation are or will be recorded to contract costs. In accordance with Statement of Position (SOP) 81-1, the total additional costs associated with the planned facility closures for relocation, termination and retention benefits, accelerated depreciation, and pension and other post-employment benefits (“OPEB”) were considered in the Company’s estimated costs at completion for contracts at each site. As a result of including the estimated restructuring costs in each facility’s contracts, the Company recorded charges to cost of sales in the amount of $6.0 million. Due to revisions to the overall cost estimates that resulted from the decision to keep Nashville and Stuart open, the Company subsequently recorded a reversal of charges to cost of sales in the amount of $17.2 million, for a net reversal of $11.2 million for the twelve months ended December 31, 2005. The Company has recorded a total charge to cost of sales of $42.7 million since restructuring activities began in fiscal 2004.
     On September 2, 2005, Boeing employees represented by the International Association of Machinists and Aerospace Workers (IAM) went on strike due to collective bargaining disagreements with The Boeing Company. Boeing immediately implemented a ship-in-place program for all commercial products whereby we continued production, but did not physically ship products to Boeing. Revenue was not recognized on any of the ship-in-place deliveries although invoices were issued and Boeing observed normal payment terms. Also during the strike period, the Company implemented cost cutting measures such as a revised workweek to attempt to mitigate the additional costs caused by the strike. The Company worked with Boeing under a reduced-rate production plan that was revised once the strike ended. This reduced production rate impacted deliveries through the remainder of 2005 and is anticipated to have a minimal impact through the first quarter of 2006. On September 29, 2005, Boeing and the IAM reached an agreement on the terms of a new collective bargaining agreement which ended the strike.
Financial Business Trends
     The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. Both Boeing and Airbus experienced record orders in 2005. Boeing delivered 381 aircraft in 2002, down approximately 28% from 527 aircraft in 2001, and Boeing’s deliveries in 2003 were further reduced by approximately 26% to 281 aircraft. Boeing’s deliveries were up slightly in 2004 to 285 and were again slightly up in 2005 to 290. Airbus, which delivered 303 aircraft in 2002, delivered 305 aircraft in 2003, 320 aircraft in 2004 and 378 in 2005. Boeing ended the production of the 757 program and the final aircraft was produced in late 2004. The backlog and sales of the Boeing 747 program has increased in recent years as the 747 has continued to sell as a freighter and the market has shown significant interest in the high capacity version of the 747, the 747-8, that was launched in 2005. The 767 orders and backlog continue to decline and, without the launch of a tanker program we cannot make assurances that the commercial airlines will order additional aircraft in the future in sufficient quantities to justify continued production.
     The market for business jets was also impacted by the economic downturn, but generally recovered in 2005. We believe demand will continue to increase in 2006.
     Our sales associated with military aircraft continue to trend upwards in line with recent increases in U.S. military spending and the Company’s emphasis on developing its military product lines. The Department of Defense budget for fiscal year 2006 supports this trend. In 2004, Vought was selected by Sikorsky to provide the entire cabin structure for the UH-60 helicopter. With a potential value of $1.3 billion, the contract covers 1,100 shipsets of structure over the next 15 years. In negotiating the follow-on contract for the C-17 Globemaster III program, we agreed to a lower price per ship set in order to obtain a second long-term multi-year contract with more favorable terms and conditions. Accordingly, beginning in 2004, our revenues on the C-17 Globemaster III program reflects the new terms and pricing which impacted our total net sales. There is risk that the C-17 program could be terminated as identified in the President’s Fiscal Year 2007 Recommended Budget. For fiscal year 2005, the C-17 program provided a significant portion of the Company’s military revenue.

Results of Operations

	Year Ended	Percentage	Year Ended	Percentage	Year Ended
	December 31,	Change to	December 31,	Change to	December 31,
	2005	Prior Year	2004	Prior Year	2003
	($ in millions)
Net sales:
Commercial	$602.7	4%	$578.5	12%	$517.3
Military	471.7	8%	434.8	(15)%	510.5
Business Jets	222.8	11%	201.4	11%	181.0

Total net sales	$1,297.2	7%	$1,214.7	1%	$1,208.8
Costs and expenses:
Cost of sales	1,176.7	15%	1,027.5	2%	1,012.3
Selling, general and administrative	289.3	6%	273.6	17%	234.6
Asset/intangible impairment charge	5.9	(77)%	26.0	100%	—

Total costs and expenses	$1,471.9	11%	$1,327.1	6%	$1,246.9
Operating loss	(174.7)	(55)%	(112.4)	(195)%	(38.1)
Interest expense, net	51.3	20%	42.8	43%	30.0
Other (loss)	(0.3)		—		—
Equity in (loss) of joint venture	(3.4)		—		—
Provision for income taxes	—		0.2	(109)%	(2.3)

Net loss	$(229.7)	(48)%	$(155.0)	(120)%	$(70.4)

Total funded backlog	$2,367.3	43%	$1,658.2	(10)%	$1,843.3
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net Sales. Net sales for the year ended December 31, 2005 were $1,297.2 million, an increase of $82.5 million or 7% compared with net sales of $1,214.7 million for the prior year. When comparing the current and prior year:
•	Commercial net sales increased approximately $24.2 million or 4% in 2005. This increase was primarily due to increased sales of $62.1 million resulting from increased aircraft delivery rates on the Boeing 777, 747, and Airbus programs, partially offset by decreased sales of $39.5 million due to the decrease in revenues in 2005 on the Boeing 767 program as well as the cancellation of the 757 program.

•	Military net sales increased approximately $36.9 million or 8% in 2005 primarily due to increased sales of $56.7 million on the
C-130, V-22, and F-22 programs resulting from increased delivery rates, as well as the first article deliveries on the C-5 program and initial deliveries on the UH-60 program. These increases were partially offset by decreased sales of $20.7 million caused by reduced aircraft delivery rates on Global Hawk, decrease in revenues in 2005 on the 767 Tanker, and a temporary hold placed on the F-35 program.

•	Business Jet net sales increased approximately $21.4 million or 11% due primarily to an increase in sales of $20.3 million on Gulfstream contracts as a result of increased aircraft delivery rates.
     Cost of Sales. Cost of sales as a percentage of net sales was 91% for the year ended December 31, 2005, compared with 85% for the same period in the prior year. The increase in cost of sales was caused primarily by higher program costs of $181.0 million, attributable to higher facility consolidation and disruption costs related to the transition of certain Nashville programs to Dallas, increased costs related to the Boeing strike, increased cost estimates on new and existing programs due to the consolidation efforts and difficulties experienced with the start up, an increase of $7.2 million for South Carolina activation charges, and an increase of $27.3 million related to pension benefits, partially offset by a reduction of $65.0 million in the charges related to employee benefits and accelerated depreciation for the planned facility closures and the favorable effects of an increase in business base. The increase in facility consolidation and disruption costs is primarily attributed to fewer experienced employees than expected transferring from Nashville to Dallas, resulting in greater than expected efforts required to achieve first article specifications for transferred products.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2005 were $289.3 million, an increase of $15.7 million or 6% compared with selling, general and administrative expenses of $273.6 million for the prior year. Selling, general and administrative expenses as a percentage of net sales were relatively flat for the years ended December 31, 2005 and 2004. However, the increase in actual charges was primarily due to an increase of $27.5 million in our investment in the Boeing 787 program, partially offset by a reduction of $6.4 million in stock compensation expense, a reduction of $3.6 million for financial advisory fees, and a reduction of $6.0 million in amortization of intangible assets.
     Operating loss. Operating loss for the year ended December 31, 2005 was ($174.7) million, compared to an operating loss of ($112.4) million for the same period in the prior year. The increase in loss of ($62.3) million is primarily due to higher program costs resulting from consolidation disruption costs and revised cost estimates on new and existing programs, increased costs related to pension benefits, and the increased investment in the Boeing 787 program combined with South Carolina activation charges, partially offset by reductions in charges for employee benefits and accelerated depreciation related to site consolidation, a reduction in stock compensation expense for executive officers and directors, reduced management fees, and a reduction in the amortization of intangible assets. Additional offsetting factors were the decrease in impairment charges and the favorable effects of an increase in business base.
     Interest expense, net. Interest expense, net for the year ended December 31, 2005 was $51.3 million, an increase of $8.5 million or 20% compared with $42.8 million for the prior year. Interest expense, net, increased primarily due to the increase in Vought’s senior secured debt resulting from the credit agreement entered into in December 2004, combined with higher interest rates than in the prior year.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Net Sales. Net sales for the year ended December 31, 2004 were $1,214.7 million, an increase of $5.9 million or less than 1% compared with net sales of $1,208.8 million for the prior year. On July 2, 2003, the Company completed the acquisition of Aerostructures. As such, the comparative period for 2003 includes only six months of sales activity for programs acquired from Aerostructures. When comparing the current and prior year:
•	Commercial net sales were up $61.2 million or 12% in 2004 as a result of an additional six months of sales on the Airbus and other commercial programs obtained in the Aerostructures Acquisition totaling $86.1 million. This increase was partially offset by decreased deliveries on the Boeing 747, 757, 767, and 777 programs of $55.6 million. The lower delivery rates on these programs were due to the cancellation of the 757 program and slow recovery in the commercial airline industry which has caused commercial airlines to order fewer airplanes from Boeing which in turn has decreased Boeing’s demand for our products.

•	Military net sales decreased approximately $75.7 million or 15% in 2004 due to lower selling prices for the C-17 program and the completion of a detail parts contract with Northrop Grumman. This decrease in pricing was partially offset by an additional six months of sales in 2004 from the contracts acquired from Aerostructures totaling $23.5 million.

•	Business Jet net sales increased approximately $20.4 million or 11% due primarily to an additional six months of sales from contracts obtained in the Aerostructures acquisition totaling $17.3 million.
     Cost of Sales. Cost of sales for the year ended December 31, 2004 was $1,027.5 million, an increase of $15.2 million compared with cost of sales of $1,012.3 million for 2003. The slight increase in cost of sales was caused primarily by restructuring and facility consolidation charges of $94.6 million, partially offset by improved program margins of $72.8 million. The improved program margins resulted primarily from benefits obtained from the Company’s cost reduction programs.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2004 were $273.6 million, an increase of $39.0 million compared with selling, general and administrative expenses of $234.6 million for the prior year. The increase was primarily due to $23.2 million of expenses incurred as part of our investment in the 787 program, increased retiree medical benefits of $6.0 million and slightly higher expenses due to six months of additional expenses in 2004 from the Aerostructures facilities, partially offset by lower stock compensation expense of $11.1 million in 2004.
     Operating loss. Operating loss for the year ended December 31, 2004 was ($112.4) million, compared to an operating loss of ($38.1) million for the same period in the prior year. The increase in loss of ($74.3) million is primarily due to the restructuring and facility consolidation charges of $94.6 million during 2004, $23.2 million of costs incurred related to our investment in the Boeing 787 program, lower margin on the C-17 program due to lower prices on the current contract, and the fourth quarter 2004 impairment charge related to intangible assets of $26.0 million, partially offset by the improved program margins resulted primarily from benefits obtained from the Company’s cost reduction programs.
     Interest expense, net. Interest expense, net for the year ended December 31, 2004 was $42.8 million, an increase of $12.8 million or 43% compared with $30.0 million for the prior year. Interest expense, net, increased primarily due to interest rate swap gains of $10.3 million included in 2003.
Liquidity and Capital Resources
     Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. The primary sources of our liquidity include cash flow from operations and borrowing capacity through our credit facility and long-term capital markets. Vought’s liquidity requirements and working capital needs depend on a number of factors, including the level of delivery rates under our contracts, the level of developmental expenditures related to new programs, growth and contractions in the business cycles, contributions to our pension plans as well as interest and debt payments. Working capital requirements fluctuate between periods as a result of changes in delivery rates under existing contracts and production associated with new contracts. For some aircraft programs, milestone payments finance working capital, which helps to improve liquidity. In addition, the Company may, in the ordinary course of business, settle outstanding claims with customers or suppliers or we may receive payments for previously unnegotiated change orders. Settlement of pending claims, which include a claim related to Boeing’s termination of the 757 program, could have a significant impact on our results of operations and cash flows.
     We believe that cash flows from operations, cash and cash equivalents on hand, and funds available from our credit facility will provide adequate funding for our working capital needs, planned capital expenditures and near term debt service obligations. Our ability to meet these obligations will depend on future operating performance and the ability of refinancing indebtedness, which will be affected by economic conditions and financial, business and other factors, some of which are beyond our control.
     On February 26, 2004, we announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. We received a $35 million grant from the Texas Enterprise Fund in April 2004. The consolidation plan, as originally designed, would renovate and modernize the Dallas facilities and would close the Nashville and Stuart sites and reduce the size of the Hawthorne site.
     In December 2005, the Company announced its intention to keep the Nashville and Stuart facilities open to support certain programs whose future deliveries did not justify the costs to move the programs to Dallas.
     In August 2005, management announced a comprehensive cost reduction program aimed at producing $50 million in annual cost savings beyond those savings assumed in the restructuring plan. The elements of this plan include material cost reductions aimed at reducing the number of worldwide suppliers, labor cost reductions, and reductions in retiree healthcare and pension benefits. The first phase of this program was implemented on September 29, 2005 with the announcement of benefit changes for active, non-represented employees. Additional actions have been taken, including headcount reductions through March 2006 of approximately 4.5% since the peak headcount in June 2005 (see Item 1. Business — Employees ) and reductions in material cost. In total these actions have exceeded the original objective of $50 million in annualized cost savings.
     As of December 31, 2005, we had long-term debt of approximately $688.2 million, which included $417.0 million incurred under our senior secured credit facilities, $270.0 million of Senior Notes, and $1.2 million of long-term capital lease obligations.
     We completed the syndication of a $650 million senior secured credit facility (“Credit Facility”) pursuant to the terms and conditions of a Credit Agreement dated December 22, 2004 (“Credit Agreement”). The Credit Facility is comprised of a $150 million six-year revolving credit facility, a $75 million synthetic letter of credit facility and a $425 million seven-year term loan B (“Term Loan”). The proceeds were used to refinance the Company’s existing credit facility and for general corporate purposes, including investment in the Boeing 787 program and the execution of the manufacturing facility consolidation and modernization plan. The Term Loan will amortize at $1 million per quarter with a bullet payment at the maturity date of December 22, 2011. Under the Credit Agreement, the Company has the option to solicit from existing or new lenders, up to $200 million in additional term loans subject to substantially the same terms and conditions as the outstanding term loans though pricing may be separately negotiated at that time. Additionally, the Company also has the option to convert up to $25 million of the Letter of Credit Facility to outstanding term loans which would also be subject to the same terms and conditions as the outstanding term loans made as of the closing date. The Company is obligated to pay an annual commitment fee on the unused Credit Facility of 0.5% or less dependent upon the leverage ratio.

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
     As of December 31, 2005, there are no borrowings under the Revolver, $421.0 million of borrowings under the Term Loan, and $50.9 million outstanding Letters of Credit under the $75 million synthetic facility. The Company is obligated to an annual commitment fee on the unused revolving credit facility of 0.5% or less dependent upon the leverage ratio.
Cash Flow
     Net cash used in operating activities for the year ended December 31, 2005 was $65.0 million, an increase of $4.2 million or 7% compared to net cash used by operating activities of $60.8 million for the prior year. The increase in cash usage from the prior year was primarily due to lower cash receipts of $11.0 million on the C-17 program, partially offset by a decrease of $3.9 million in pension contributions.
     Cash used in investing activities generally has been for capital expenditures. Net cash used for capital expenditures for the year ended December 31, 2005 was $147.1 million, an increase of $77.5 million or 111% compared to $69.6 million for the prior year. The increase reflects increases in capital spending for the 787 program and the related construction for the South Carolina site and facility consolidation.
     Cash provided by financing activities for the year ended December 31, 2005 was $98.3 million, a decrease of $54.6 million or 36% compared to net cash provided by financing activities of $152.9 million for the prior year. The decrease was primarily due to the additional financing that was obtained in December 2004 of $119.5 million (net of repayment of the prior credit facility and debt origination costs), partially offset by the 2005 receipt of $52.6 million from the Hawthorne transaction described in Note 3 — Restructuring of the Notes to Condensed Consolidated Financial Statements, as well as the increase in cash received from governmental grants in 2005 of $17.2 million. During the fourth quarter of 2005, the Company used $45.0 million of the revolving line of credit in order to meet normal liquidity needs. The full $45.0 million was repaid as of December 31, 2005, leaving full borrowing capacity of $150.0 million available. The following table summarizes the scheduled maturities of financial obligations and expiration dates of commitments as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
	($ in millions)
Senior secured credit facilities
Term loan B	$4.0	$4.0	$4.0	$4.0	$4.0	$401.0	$421.0

Total senior secured credit facilities(1)	$4.0	$4.0	$4.0	$4.0	$4.0	$401.0	$421.0
Capital leases	0.8	1.2	—	—	—	—	2.0
Operating leases	12.0	5.2	3.9	2.7	2.5	—	26.3
Purchase Obligations (2)	77.2	14.6	—	—	—	—	91.8

Total financial obligations	$94.0	$25.0	$7.9	$6.7	$6.5	$401.0	$541.1
8% senior notes due 2011	—	—	—	—	—	270.0	270.0

Total	$94.0	$25.0	$7.9	$6.7	$6.5	$671.0	$811.1

(1)	In addition to the obligations in the table, at December 31, 2005, we had contractual interest payment obligations as follows: (a) variable interest rate payments on $421.0 million outstanding under our senior secured credit facilities based upon LIBOR plus the applicable margin, which correlated to an interest rate of 6.89% on Term loan B at December 31, 2005, and (b) $21.6 million per year on the 8% senior notes due 2011.

(2)	Purchase obligations represent property, plant and equipment commitments at December 31, 2005. Although we also have significant other purchase obligations, most commonly in the form of purchase orders, the timing of the purchase is often variable rather than specific and the payments made by the customer in accordance with our long term contract agreements substantially reimburses the payments due. Accordingly, these obligations are not included in the table.

     In addition to the financial obligations detailed in the table above, the Company also has contractual obligations at December 31, 2005 as follows: an aggregate projected pension benefit obligation, excluding post retirement benefits, of approximately $1,880.5 million and aggregate plan assets of approximately $1,352.7 million. The Company projects it will make aggregate contributions of $192.7 million to the qualified pension plans over the next five years as follows: $35.5 million, $65.6 million, $80.3 million, $7.3 million, and $4.0 million, for 2006, 2007, 2008, 2009 and 2010, respectively. These projections are based on our 2005 pension valuation data and do not include any potential impact to our funding requirements of possible reform legislation. Additionally, the net present value of our current post retirement benefit plan is approximately $640.9 million to which we plan to contribute $53.4 million, $55.8 million, $56.9 million, $56.7 million and $56.4 million, net of Medicare Part D prescription drug subsidies, in 2006, 2007, 2008, 2009 and 2010, respectively. Current plan documents reserve the Company’s right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.
     At December 31, 2004, our pension obligation liability increased due to lowering of the discount rate. The effect of lowering that rate increased our pension benefit obligation by $104.1 million. The rate remained the same at December 31, 2005. During 2005 and 2004, the actual rate of return on plan assets realized over the course of the year was more than (less than) the assumed rate by (0.7%) and 1.1%, respectively.
     At December 31, 2005 and December 31, 2004, the post retirement liabilities increased primarily due to lowering of the discount rate. The new rates had the effect of increasing our post retirement liabilities by $13.5 million and $30.2 million, respectively. Plan amendments announced in September and October of 2005 caused a decrease in our post-retirement benefit obligation of $86.8 million at December 31, 2005.
     Vought has reached a preliminary agreement with the State of South Carolina to develop a new manufacturing site in Charleston, South Carolina for manufacturing and assembly work for the Boeing 787 Dreamliner commercial aircraft program. On April 13, 2005, Vought finalized an operating agreement for a joint venture called Global Aeronautica, LLC. Vought and Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA, each have a 50% stake in the joint venture, which will combine the two companies’ respective 787 program fuselage products to deliver an integrated product to Boeing. Vought will be the sole-source supplier of the aft fuselage for Boeing’s 787 program under a contract that was signed in July 2005 and has a potential value of more than $4 billion through 2021. Vought’s funding requirement for the 787 program is expected to be approximately $140 million for investment and approximately $50 million for working capital, with significant additional funding to come from other sources. Vought’s investment in the 787 program primarily will be in tooling and capital expenditures, design and engineering, and a cash contribution to the joint venture of approximately $20 million in total over the next several years. Vought believes that the 787 program represents the next generation of commercial aircraft, and expects that the 787 program will evolve into a broader family of more efficient and capable commercial aircraft that will come into production over the next decades.
     Debt Covenants. Our debt and credit agreement contain customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also includes financial covenants including leverage ratio, the requirement to maintain minimum interest coverage ratios as defined in the agreements and limit our capital spending levels. The Senior Notes also contain various restrictive covenants including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of December 31, 2005 we were in compliance with the covenants for our debt and credit facilities.
Off Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements as of December 31, 2005.
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
     Other than the interest rate swaps described below, financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.
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
     Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. We have long-term supply agreements with a number of our major suppliers. We, as well as our supply base, are experiencing delays and pricing increases in the receipt of metallic raw materials common with unprecedented market demand across the industry. Based upon market shift conditions and industry analysis we expect these conditions to continue through at least 2007 as metallic (aluminum and titanium) raw material supply adjusts to the industry upturn, increased infrastructure demand in China and Russia, and increased aluminum and titanium usage in an ever wider range of global products. These market conditions began to affect cost and production schedules in mid 2005, and may have an impact on cash flows or results of operations in future periods. The company generally does not employ forward contracts or other financial instruments to hedge commodity price risk, however, the company is reviewing a full range of business options focused on strategic risk management for all raw material commodities.
     Our suppliers’ failure to provide acceptable raw materials, components, kits and subassemblies would adversely affect our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with such supply base reliance. We are dependent on third parties for all information technology services. To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemical processing and freight. The company utilizes range of long-term agreements and strategic e-Commerce aggregated sourcing to optimize procurement expense and supply risk in these categories.
     The Boeing Company has announced that a program completion decision on its 767 program could be made in 2006.
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
     Management has performed sensitivity analyses to determine how market rate changes will affect the fair value of the market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $421.0 million of variable rate debt under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of December 31, 2005 would decrease our annual pre-tax income by approximately $4.2 million. While there is not debt outstanding under our revolving credit facility at December 31, 2005, any future borrowings would be subject to the same type of variable rate risks. All of our remaining debt is at fixed rates, therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
     In the past, Vought has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. Under these agreements, Vought exchanged floating rate interest payments for fixed rate payments periodically over the term of the swap agreements. An underlying notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to credit loss. One such agreement was entered into on October 4, 2000 for a notional amount of $200.0 million and expired on December 31, 2003. This agreement entitled Vought to pay a fixed interest rate amount of 6.525%, on the notional amount in exchange for receiving a variable 30-day LIBOR on the notional amount. Management held the swap agreement until its maturity. As a result of the interest rate swap gain of $10.3 million was recorded as other interest income in 2003.
     We may continue to manage market risk with respect to interest rates by entering into hedge agreements, as we have done in the past. Our supply base contracting policy manages commodities price risk by entering into long-term fixed-price contracts in most cases. However, we do not have any futures hedge with respect to raw materials, such as aluminum, used to build our products, and therefore we may be subject to price fluctuations for raw materials or utilities over the long term. Similarly, we do not hedge for foreign currency exchange risk because we have minimal exposure to this risk. In the case of our substantial sales to Airbus in Europe, purchase prices and payment terms under the relevant contracts are denominated in U.S. dollars.
     Upon entering into the Credit Agreement, we had a requirement to hedge 50% of our then outstanding debt balance net of the fixed rate instrument balances for two years. To comply with this requirement, we entered into an interest rate cap subsequent to year-end 2004 whereby $100 million is capped at a maximum LIBOR rate of 6%. As of December 31, 2005, the fair value of this cap was immaterial. This cap expires on January 1, 2007.
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
Related Party Transaction
     A management agreement between the Company and its principal stockholder, The Carlyle Group, requires the Company to pay an annual fee of $2.0 million for various management services. The Company paid fees and allowable expenses of $2.1 million in 2005 and 2004 each and $2.0 million in 2003. In addition, we paid TC Group L.L.C. fees of $0 million, $3.5 million and $2.5 million in 2005, 2004 and 2003, respectively, in connection with investment banking and financial advisory services.
     After the Company’s separation from Northrop Grumman at July 24, 2000, the Company contracted with Logicon, a Sector of Northrop Grumman for Information Technology Services, for which the Company incurred expenses of $62.3 million, $70.0 million and $43.7 million in 2005, 2004, and 2003, respectively. Northrop Grumman occupied office and production space from Vought in Dallas, Texas and Hawthorne, California and was charged $5.1 million, $3.7 million and $5.3 million in 2005, 2004, and 2003, respectively for reimbursement of operating expenses.
Accounting Changes and Pronouncements
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Statement 123R requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. This statement is effective for most public companies for annual periods beginning after June 15, 2005. The Company has evaluated the impact of the adoption of Statement 123R and has determined that it will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company in fiscal 2006 and is not expected to have a material effect.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors
Vought Aircraft Industries, Inc.
We have audited the accompanying consolidated balance sheets of Vought Aircraft Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vought Aircraft Industries, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Fort Worth, Texas
March 2, 2006

Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
($ in millions)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$10.1	$128.9
Accounts receivable	90.8	123.2
Inventories	340.1	279.3
Other current assets	7.4	7.2

Total current assets	448.4	538.6

Property, plant and equipment, net	485.1	407.7

Goodwill, net	527.7	527.7
Identifiable intangible assets, net	79.1	91.5
Debt origination costs, net and other assets	21.5	23.5

Total assets	$1,561.8	$1,589.0

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$121.9	$100.7
Accrued and other liabilities	69.0	90.0
Accrued payroll and employee benefits	35.5	51.4
Accrued post-employment benefits-current	53.4	57.3
Accrued pension- current	36.8	27.2
Current portion of long-term bank debt	4.0	4.0
Capital lease obligation	0.8	0.9
Accrued contract liabilities	216.0	142.0

Total current liabilities	537.4	473.5

Long-term liabilities:
Accrued post retirement benefits	496.5	486.9
Accrued pension	441.2	420.7
Long-term bank debt, net of current portion	417.0	421.0
Long-term bond debt	270.0	270.0
Long-term capital lease obligation	1.2	2.0
Other non-current liabilities	171.5	69.4

Total liabilities	2,334.8	2,143.5

Stockholders’ equity (deficit):
Common stock, par value $.01; 50,000,000 shares authorized, 24,711,373 and 24,868,011 issued and outstanding in 2005 and 2004, respectively	0.3	0.3
Additional paid-in capital	411.4	418.0
Shares held in rabbi trust	(1.6)	(1.9)
Stockholders’ loans	(1.1)	(2.3)
Accumulated deficit	(604.6)	(374.4)
Accumulated other comprehensive loss	(577.4)	(594.2)

Total stockholders’ equity (deficit)	$(773.0)	$(554.5)

Total liabilities and stockholders’ equity (deficit)	$1,561.8	$1,589.0

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
($ in millions)

	Years Ended
	December 31,
	2005	2004	2003
Net sales	$1,297.2	$1,214.7	$1,208.8

Costs and expenses
Cost of sales	1,176.7	1,027.5	1,012.3
Selling, general and administrative expenses	289.3	273.6	234.6
Impairment charge	5.9	26.0	—

Total costs and expenses	1,471.9	1,327.1	1,246.9

Operating income (loss)	(174.7)	(112.4)	(38.1)

Other income (expense)
Non-cash income interest rate swaps	—	—	10.3
Interest income	3.4	2.4	2.1
Other income (loss)	(0.3)	—	—
Equity in earnings (loss) for joint venture	(3.4)	—	—
Interest expense	(54.7)	(45.2)	(42.4)

Loss before income taxes	(229.7)	(155.2)	(68.1)

Income taxes	—	0.2	(2.3)

Net loss	$(229.7)	$(155.0)	$(70.4)

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
($ in millions)

						Accumulated	Total
		Additional	Rabbi Trust			Other	Stockholders’
	Common	Paid-In	& CMG	Stockholders’	Accumulated	Comprehensive	Equity
	Stock	Capital	Escrow	Loans	Deficit	Loss	(Deficit)
Balance at December 31, 2002	0.2	178.8	(1.9)	(2.3)	(149.0)	(528.7)	(502.9)

Net loss					(70.4)		(70.4)

Minimum pension liability adjustment						13.1	13.1

Comprehensive loss							(57.3)

CMG escrow			(2.0)				(2.0)

Issuance of common stock	0.1	239.2					239.3

Balance at December 31, 2003	$0.3	$418.0	$(3.9)	$(2.3)	$(219.4)	$(515.6)	$(322.9)

Net loss					(155.0)		(155.0)
Minimum pension liability adjustment						(78.6)	(78.6)

Comprehensive loss							(233.6)

CMG escrow			2.0				2.0

Balance at December 31, 2004	$0.3	$418.0	$(1.9)	$(2.3)	$(374.4)	$(594.2)	$(554.5)

Net loss					(229.7)		(229.7)
Minimum pension liability adjustment						16.8	16.8

Comprehensive loss							(212.9)

Other		(2.9)	0.3				(2.6)

Issuance of common stock		0.2					0.2

Retirement of common stock		(3.9)		1.2	(0.5)		(3.2)

Balance at December 31, 2005	$0.3	$411.4	$(1.6)	$(1.1)	$(604.6)	$(577.4)	$(773.0)

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
($ in millions)

		Years
	Ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(229.7)	$(155.0)	$(70.4)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	71.9	95.6	76.5
Stock compensation (income) expense	(6.4)	—	11.1
Loss from asset sales	6.0	4.7	2.0
Equity in losses of joint venture	3.4	—	—
Impairment charge	5.9	26.0	—
Non-cash income—interest rate swaps	—	—	(10.3)
Changes in current assets and liabilities:	—	—	—
Accounts receivable	32.4	(8.7)	0.4
Inventories, net of advances and progress billings	(60.8)	(82.0)	27.8
Other current assets	(0.2)	(0.6)	(1.8)
Accounts payable, trade	20.2	46.4	2.6
Accrued payroll and employee benefits	(12.1)	5.0	(3.8)
Accrued and other liabilities	(15.3)	14.2	(6.5)
Accrued contract liabilities	74.0	(50.6)	56.0
Other assets and liabilities—long-term	45.7	44.2	15.2

Net cash (used in) provided by operating activities	(65.0)	(60.8)	98.8

Investing activities
Cash paid for acquisition	—	—	(183.2)
Capital expenditures	(147.1)	(69.6)	(34.6)
Investment in joint venture	(5.0)	—	—

Net cash used in investing activities	(152.1)	(69.6)	(217.8)

Financing activities
Proceeds from short-term bank debt	45.0	—	—
Payments on short-term bank debt	(45.0)	—	—
Proceeds from long-term bank / bond debt	—	425.0	270.0
Payments on long-term bank debt	(4.0)	(295.9)	(99.7)
Payment of debt origination costs	—	(9.6)	(13.5)
Payments on capital leases	(0.9)	(1.6)	—
Proceeds from Hawthorne sale/leaseback	52.6	—	—
Proceeds from governmental grants	52.2	35.0	—
Payments for retirement of common stock	(2.0)	—	—
Proceeds from sale of common stock	0.2	—	—
Proceeds from repayment of stockholder loans	0.2	—	—

Net cash provided by financing activities	98.3	152.9	156.8

Net increase (decrease) in cash and cash equivalents	(118.8)	22.5	37.8
Cash and cash equivalents at beginning of period	128.9	106.4	68.6

Cash and cash equivalents at end of period	$10.1	$128.9	$106.4

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
     We are building a new facility in North Charleston, South Carolina for manufacturing, assembly and integration work for the Boeing 787 Dreamliner commercial aircraft program. In connection with that program, Vought has finalized a joint venture with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA, called Global Aeronautica, LLC. Vought and Alenia each have a 50% stake in the joint venture, which will combine the two companies’ respective 787 program fuselage products to deliver an integrated product to Boeing. Vought is the sole-source supplier of the aft fuselage for Boeing’s 787 program.
     On February 26, 2004, we announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. The plans included renovating and modernizing the Dallas and Grand Prairie facilities, closing the facilities in Nashville and Stuart and moving their operations to Dallas and Grand Prairie and reducing the size of the Hawthorne facility. The complexities of the consolidation effort combined with changes in the business environment proved to be significant and resulted in the project’s substantial cessation in late 2005. A study is underway to determine the best approach for facility rationalization going forward.
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
     Joint Venture
     The fifty percent investment in Global Aeronautica, LLC is accounted for under the equity method of accounting.

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
     Impairment of Long Lived Assets, Identifiable Intangible Assets and Goodwill
     The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations where the undiscounted projected cash flows are less than the carrying amounts of those assets, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value, generally determined based upon discounted projected cash flows. For assets held for sale, impairment losses are recognized based upon the excess of carrying value over the estimated fair value of the assets, less estimated selling costs. For goodwill, effective January 1, 2002, the Company performs an annual impairment test, in accordance with Statement of Financial Accounting Standards (SFAS) 142 (further described in Note 7- Goodwill and Intangible Assets).
     Derivatives
     Derivatives consist of interest rate swap and interest rate cap agreements. Gains and losses from interest rate swaps are included on the accrual basis in interest expense (further described in Note 12 – Derivatives and Other Financial Instruments).
     Advance and Progress Payments
     Advance payments by customers for deposits on orders not yet delivered are recorded as current liabilities. Progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities.
     Revenue and Profit Recognition
     The majority of our sales are made pursuant to written contractual arrangements or “contracts” to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed price contracts. Sales and profits on contracts are recognized using percentage-of-completion methods of accounting. Sales and profits are recognized on production contracts as units are delivered and accepted by the customer (the “units-of-delivery” method). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Amounts representing unnegotiated contract change orders or claims are included in sales only when their realization is considered probable and they can be reliably estimated. Revenues for such unnegotiated change orders or claims are recognized as costs related to the change order or claim are incurred. Amounts so recognized were $7.5 million for 2005 and less than $5 million for each of 2004 and 2003. Additionally, some contracts contain provisions for revenue sharing, price re-determination or cost and or performance incentives. Such amounts or incentives are only included in sales when their realization is considered probable and they can be reliably estimated. The impact of revisions in profit estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (“forward losses”) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities. Revisions in contract estimates, if significant, can materially affect Vought’s results of operations and cash flows, as well as Vought’s valuation of inventory. Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with SOP 81-1.
     Accounting for the sales and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the total contract value and the estimated total cost at completion. Under the units-of-delivery percentage of completion method, sales on a contract are recorded as the units are delivered and accepted during the period at an amount equal to the contractual selling price of those units. The profit recorded on a contract under the units-of-delivery method is equal to the estimated total profit margin for the contract stated as a percentage of contract revenue multiplied by the sales recorded on the contract during the period. Adjustments to original estimates for a contract’s revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity, the more relative overhead that contract will absorb.
     Although fixed-price contracts, which extend several years into the future, generally permit the Company to keep unexpected profits if costs are less than projected, the Company also bears the risk that increased or unexpected costs may reduce the Company’s profit or cause the Company to sustain losses on the contract. In a fixed-price contract, the Company must fully absorb cost overruns, not withstanding the difficulty of estimating all of the costs it will incur in performing these contracts and in projecting the ultimate level of sales that may otherwise be achieved. The Company’s failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed price contract may reduce the profitability of a fixed price contract or cause a loss. The Company believes they have recorded adequate provisions in the financial statements for losses on fixed-price contracts, but the Company cannot be certain that the contract loss provisions will be adequate to cover any potential future losses.
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

	Year Ended
	December 31,
	2005	2004	2003
	($ in millions)
Reported net loss	$(229.7)	$(155.0)	$(70.4)

Stock based compensation	(6.4)	—	11.1

	(236.1)	(155.0)	(59.3)
Compensation expense per SFAS No. 123	(1.9)	(1.2)	(11.9)

Pro forma net loss for SFAS No. 123	$(238.0)	$(156.2)	$(71.2)

     The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as options vest over several years and additional option grants are expected.
     The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Risk free interest rate	3.9%-4.4%	3.8%-4.5%	3.0%
Expected life of options	6 years	6 years	5 years

     During the fourth quarter of 2005, the Company recorded stock compensation income of $6.4 million, included in general and administrative expense, to reflect the impact of an estimated decrease in the fair value of the Company’s common stock, related to non-recourse notes previously issued to officers for stock purchases and decreased deferred compensation liability for the Company’s rabbi trust. During the first quarter of 2003, the Company recorded non-cash stock compensation charges of $11.1 million, included in general and administrative expense, to reflect the impact of an estimated increase in the fair value of the Company’s common stock, related to non-recourse notes previously issued to officers for stock purchases, increased deferred compensation liability for the Company’s rabbi trust and the modification of stock options in connection with executive retirements.
     Debt Origination Costs
     Debt origination costs are amortized using the effective interest rate method. Amortization is adjusted when debt prepayments are made to more closely match the reduction of the debt balance. Debt origination costs, net of accumulated amortization, are $17.2 million and $20.1 million at December 31, 2005 and 2004, respectively.
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
     The following is a rollforward of amounts accrued for warranty reserves and amounts are included in accrued and other liabilities and other non-current liabilities:

Warranty
Reserve
($ in millions)

Balance at December 31, 2002	$10.9
Acquired balance from Aerostructures	1.5
Warranty costs incurred	(1.7)
Additions charged to cost of sales:
Warranties issued	1.7
Charges related to pre-existing warranties	(1.8)

Balance at December 31, 2003	$10.6
Warranty costs incurred	(0.3)
Additions charged to cost of sales:
Warranties issued	1.5
Charges related to pre-existing warranties	(1.6)

Balance at December 31, 2004	$10.2
Warranty costs incurred	(0.5)
Additions charged to cost of sales:
Warranties issued	0.3
Charges related to pre-existing warranties	(2.0)

Balance at December 31, 2005	$8.0

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
     Reclassifications
     Certain prior year amounts may be reclassified to conform with the current year presentation.

     Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 beginning January 1, 2006.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Statement 123R requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. This statement is effective for most public companies for annual periods beginning after June 15, 2005. The Company has evaluated the impact of the adoption of Statement 123R and has determined that it will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In November 2004, FASB issued SFAS No. 151 Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company in fiscal 2006 and is not expected to have a material effect.
3. RESTRUCTURING
     On February 26, 2004, we announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. We received a $35 million grant from the Texas Enterprise Fund in April 2004. The consolidation plan, as originally designed, would renovate and modernize the Dallas facilities and would close the Nashville and Stuart sites and reduce the size of the Hawthorne site.
     In December 2005, the Company announced its intention to keep the Nashville and Stuart facilities open to support certain programs whose future deliveries did not justify the costs to move the programs to Dallas.
     Pursuant to the original plan to close the Nashville and Stuart facilities, the Company had previously offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,300 employees at these facilities. As a result of the new announcement to keep these facilities open, we have reduced our original estimates of what we believe these employee benefits will cost. Even though these facilities will remain open, these costs are not completely eliminated because the Company may allow the remaining employees the option to keep their previous elections regarding retention termination and relocation benefits. In regards to the employees that previously elected retention termination benefits, a majority of these may be given the opportunity to cancel their previous elections and continue their regular employment. While we cannot be certain how many employees will choose to cancel these elections, the Company has estimated the number that we believe will opt out of the previously elected benefits and has lowered the associated recorded liabilities accordingly.
     For non-union employees, the Company now estimates the total cost for severance termination benefits to be approximately $2.5 million, of which approximately $0.7 million has been paid as of December 31, 2005. The Company now estimates the total cost for employee retention termination benefits for non-union employees to be approximately $1.7 million, of which approximately $0.8 million has been paid as of December 31, 2005.

     As part of the restructuring plan, the Company negotiated termination benefit agreements affecting union employees at the Nashville location. As a result of the union negotiations, certain retention termination benefits were agreed to which we originally estimated to be approximately $4.7 million. In April 2004, the Company began recognizing this liability ratably over the employee retention period based on the original projected facility close date. As of December 31, 2005, none of the union employees who originally elected to terminate and receive a retention bonus have terminated. Due to the new plans to keep Nashville open, all of these employees have cancelled their previous elections and agreed to resume their status as continuing employees. None of these anticipated benefits have or will be paid out to union employees. Consequently, the full amount of the previously recorded liability for these retention benefits has been reversed as of December 31, 2005.
     The following table is a roll-forward of the amounts accrued for the restructuring liabilities discussed above, which are included in accrued and other liabilities:

Accrued Restructuring
Reserve – Stuart and
Nashville Sites
($ in millions)
Balance December 31, 2003	$—
Restructuring liabilities recognized	7.7
Expenditures	(0.4)

Balance December 31, 2004	$7.3
Restructuring liabilities recognized	2.1
Restructuring liabilities reversed	(5.6)
Expenditures	(1.1)

Balance December 31, 2005	$2.7

     See Note 13 — Pension and Other Post-Retirement Benefits for further discussion of the effects of the restructuring on the pension and other post-employment benefits at the Nashville and Stuart facilities.
     Previously, 460 out of the 1,300 employees at these locations had elected to relocate to Dallas Approximately 163 have already made the move as of year-end 2005. Based on the new plans to keep these locations open, we estimate that approximately 37 more employees will transfer in the future, the scheduling of which will be based on operational and administrative factors. The Company now has a revised estimate that the total relocation costs associated with transferring employees will be approximately $5.4 million, which have and will be recognized as incurred. During 2005, the Company incurred approximately $2.8 million of the relocation expense and has incurred a total of $4.4 million since restructuring activities began in fiscal 2004.
     Upon the original announcement of the planned closures of the Nashville and Stuart facilities, the Company evaluated the fixed assets associated with these facilities and developed a plan for either moving these assets to Dallas or for selling or abandoning the assets once the facilities were vacated.
     Related to the shutdown of the Nashville facility, the Company accelerated depreciation over the remaining life of those assets that were originally not going to be transferred to Dallas. The Company previously estimated that approximately $21.6 million of depreciation would need to be accelerated over the remaining life of these assets so that they would be fully depreciated by the original projected facility closure date. As of December 31, 2005, the Company has recognized accumulated accelerated depreciation for these assets of $18.6 million. Because of the new plans to keep the Nashville site open, we have ceased recording accelerated deprecation as of year-end 2005. The remaining net book value of these assets at December 31, 2005 (net of accelerated depreciation) will now be depreciated over their estimated depreciable lives.
     The Company currently has approximately $1.0 million in net book value of leasehold improvements at Stuart, before taking into consideration accelerated depreciation. As a result of the original plans to close Stuart, the Company has already recorded accelerated depreciation on these items, which when netted against the book value above, causes them to be fully depreciated at December 31, 2005.
     In June 2005, the Company signed a contract for the sale of the Hawthorne facility and closed on that contract in July 2005. Based on the contractual sales price, costs to sell, and other terms of the contract, the Company recorded an impairment charge to operating income of $5.9 million in June 2005, which has been classified as asset impairment in the accompanying statements of operations. Concurrent with closing the sale, the Company signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five-year renewal options. Due to certain contractual obligations, which require Vought’s continuing involvement in the facility, this transaction has been recorded as a financing transaction and not as a sale. Consequently, these assets will remain on our balance sheet within property, plant and equipment, net. The cash received in July 2005 of $52.6 million is recorded as a deferred liability on our balance sheet in other non-current liabilities. Depreciation will continue to be recognized on these assets and the lease payments will be amortized as interest expense. As of December 31, 2005, the future minimum lease payments for the initial lease term are $12.6 million. As of December 31, 2005, $2.2 million in lease payments have been recognized as interest expense. When the aforementioned contractual obligations have been satisfied, a sale will be recognized and a gain will be recorded equal to the excess of the deferred liability over the net book value of the assets at the date of sale.
     The Dallas facility is currently a Naval Weapons Industrial Reserve Plant owned by the U.S. Navy. Options are being considered that could change the ownership structure of the plant.
     The restructuring and other related charges are or will be recorded to contract costs. In accordance with Statement of Position (SOP) 81-1, the total additional costs associated with the planned facility closures for relocation, termination and retention benefits, accelerated depreciation, and pension and other post-employment benefits (“OPEB”) were considered in the Company’s estimated costs at completion for contracts at each site. As a result of including the estimated restructuring costs in each facility’s contracts, the Company recorded charges to cost of sales in the amount of $6.0 million but then, due to revisions to the overall cost estimates that resulted from the decision to keep Nashville and Stuart open, the Company recorded a reversal of charges to cost of sales in the amount of $17.2 million, for a net reversal of $11.2 million for the twelve months ended December 31, 2005. The Company has recorded a total charge to cost of sales of $42.7 million since restructuring activities began in fiscal 2004.
     During 2001, the Company finalized and approved a restructuring plan designed to reduce the Company’s infrastructure costs by closing its Perry, Georgia facility and relocating the facility’s production effort to the Stuart, Florida site. At December 31, 2001, the Company had accrued $12.6 million related to costs on non-cancelable lease payments and maintenance, after the anticipated closure date for the Perry facility. The closure of Perry was completed at the beginning of the third quarter of 2002. Subsequent to the closure, the Company has recorded $6.9 million of lease payments and maintenance against the accrual. The remaining non-cancelable lease payments and maintenance extend to 2007.
     The following is a rollforward of amounts accrued for restructuring at the Perry site and are included in accrued and other liabilities:

Accrued Restructuring
Reserve Perry Site
($ in millions)
Balance December 31, 2002	$11.6
Cash expenditures	(2.1)

Balance December 31, 2003	$9.5
Cash expenditures	(1.9)

Balance December 31, 2004	$7.6
Cash expenditures	(1.9)

Balance December 31, 2005	$5.7

     Additionally during 2002, the Company relocated 165 employees from the Perry facility to the Stuart facility. The relocation expenses were expensed as incurred and totaled $0.3 million and $0.9 million in 2004 and 2003, respectively.

4. ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following at December 31:

	2005	2004
	($ in millions)
Due from customers, long-term contracts:
Billed	$81.9	$112.9
Unbilled	3.3	8.8

Total due, long-term contracts	85.2	121.7
Trade and other accounts receivable:
Billed	5.6	1.5

Total accounts receivable	$90.8	$123.2

5. INVENTORIES
     Inventories consisted of the following at December 31:

	2005	2004
	($ in millions)
Production costs of contracts in process	$529.8	$434.9
Finished goods	22.8	21.4
Less: unliquidated progress payments	(212.5)	(177.0)

Total inventories	$340.1	$279.3

     General and administrative expenses in inventories were estimated to be $67.1 million and $58.7 million at December 31, 2005 and 2004, respectively.
     According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts. The total inventory on government contracts was $74.1 million and $80.6 million at December 31, 2005 and 2004, respectively.
6. PROPERTY, PLANT AND EQUIPMENT
     Major categories of property, plant and equipment, including their depreciable lives, consisted of the following at December 31:

	2005	2004	Lives
	($ in millions)
Land and land improvements	$23.3	$23.3	12 years
Buildings	117.0	117.0	12 to 39 years
Machinery and other equipment	486.6	518.1	4 to 18 years
Capitalized software	39.3	25.7	3 years
Leasehold improvements	30.0	34.0	7 years or life of lease
Assets under construction	145.7	—
Less: accumulated depreciation and amortization	(356.8)	(310.4)

Net property, plant and equipment	$485.1	$407.7

     In the ordinary course of business, the Company had commitments of $91.8 million for the future purchase of capital equipment at December 31, 2005.

7. GOODWILL AND INTANGIBLE ASSETS
     Intangible assets consist primarily of the costs of acquiring the Company in excess of the fair value of the net assets acquired (Goodwill). Under SFAS No. 142, goodwill is no longer amortized but is now subject to at least annual impairment tests. The Company completed its annual impairment analysis by computing enterprise value using a combination of the discounted future cash flow method, market multiple method, and comparable transaction method and determined that there was no impairment to goodwill as of December 31, 2005 or 2004.
     Identifiable intangible assets primarily consist of profitable programs and contracts acquired and are amortized over periods ranging from 7 to 15 years, computed primarily on a straight-line method. The value assigned to programs and contracts was based on a fair value method using projected discounted future cash flows. On a regular basis, the Company reviews the programs for which intangible assets exist to determine if any events or circumstances have occurred that might indicate an impairment has occurred. This review consists of analyzing the profitability and expected future performance of these programs and looking for significant changes that might be indicative of an impairment. If this process were to indicate potential impairment, then undiscounted projected cash flows would be compared to the carrying value of the asset(s) in question to determine if impairment had in fact occurred. If this proved to be the case, the assets would be written down to equal the value of the discounted future cash flows.
     During fiscal 2004, the Company recognized intangible asset impairment charges of $26.0 million (net of amortization) to write down the estimated value of identified contract intangible assets as a result of reduced cash flow on the contracts. Intangible assets consisted of the following at December 31:

	2005	2004
	($ in millions)
Programs and contracts	$137.3	$137.3
Pension asset	19.1	20.7
Less: accumulated amortization	(77.3)	(66.5)

Identifiable intangible assets, net	$79.1	$91.5

     The following table provides a rollforward of the Company’s goodwill and intangible assets from December 31, 2004 to December 31, 2005:

	December 31,		Impairment	December 31,
	2004	Additions	Losses	2005
Contracts and programs	$137.3	$—	$—	$137.3
Accumulated amortization	(66.5)	(10.8)		(77.3)

Amortizable intangibles	70.8	(10.8)		60.0
Pension asset	20.7	(1.6)	—	19.1

Total identifiable intangible assets	$91.5	$(12.4)	$—	$79.1

Goodwill	548.9	—	—	548.9
Accumulated amortization	(21.2)	—	—	(21.2)

Total goodwill	$527.7	$—	$—	$527.7

     Scheduled estimated amortization of identifiable intangible assets is as follows:

($ in millions)
2006	10.8
2007	10.0
2008	8.9
2009	8.9
2010	6.0
Thereafter	15.4

$60.0

8. ACCRUED AND OTHER LIABILITIES
     Accrued and other liabilities consisted of the following at December 31:

	2005	2004
	($ in millions)
Workers compensation	$15.0	$13.2
Group medical insurance	12.4	11.1
Site consolidation and Perry facility restructure accrued	8.6	22.6
Property taxes	6.0	6.2
Accrued rent in-kind	4.2	4.8
Environmental accrual—current portion	1.6	2.8
Interest	10.0	10.7
Other	11.2	18.6

Total accrued and other liabilities	$69.0	$90.0

9. OPERATING AND CAPITAL LEASES
     The Company leases various plants and facilities, office space, and vehicles, under noncancelable operating and capital leases with an initial term in excess of one year. The largest operating lease is for the Dallas, Texas facility. The Navy owns the 4.9 million square foot facility. In July 2000, the Company signed a five-year assignment and transfer of rights and duties lease which has since been extended by one year with the Navy which allows the Company to retain the use of the facility with payment terms of $8.0 million per year in the form of rent-in-kind capital maintenance. The Company is currently in discussions regarding changes to the lease or other ownership options.
     As of December 31, 2005, the future minimum payments required under all operating and capital leases are summarized as follows:

	Operating	Capital
	Leases	Leases
	($ in millions)
2006	$12.0	$0.9
2007	5.2	1.3
2008	3.9	—
2009	2.7	—
2010	2.5	—
Thereafter	—	—

Total	26.3	$2.2
Less: sublease income	0.2	—
Less: imputed interest	—	0.2

Total	$26.1	$2.0

     Rental expense incurred was approximately $21.9 million, net of sublease income of $0.2 million in 2005, $19.9 million, net of sublease income of $0.2 million, in 2004, and $18.4 million, net of sublease income of $0.3 million, in 2003.

10. OTHER NON-CURRENT LIABILITIES
     Other non-current liabilities consisted of the following at December 31:

	2005	2004
	($ in millions)
Deferred income from the sale of Hawthorne	$52.6	$—
State of South Carolina grant monies	52.2	—
State of Texas grant monies	35.0	35.0
Deferred worker’s compensation	19.5	19.8
Accrued warranties	7.5	9.1
Other	4.7	5.5

Total accrued and other liabilities	$171.5	$69.4

11. LONG-TERM DEBT
     Borrowings under long-term arrangements consisted of the following at December 31:

	2005	2004
	($ in millions)
Senior debt:
Term loan B	$421.0	$425.0
Bond debt	270.0	270.0

Total long-term bank and bond debt	$691.0	$695.0

     On July 2, 2003, Vought issued $270.0 million of 8% Senior Notes due 2011 with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. The notes may be redeemed in full or in part prior to maturity on July 15, 2007, by paying a make-whole premium. Additionally, prior to July 15, 2006, Vought may redeem up to 35% of the notes from the proceeds of certain equity offerings. The notes are senior unsecured obligations guaranteed by all of Vought’s existing and future domestic subsidiaries. On December 22, 2004, Vought completed the syndication of a $650 million senior secured credit facility (“Credit Facility”) pursuant to the terms and conditions of a Credit Agreement dated December 22, 2004 (“Credit Agreement”). The Credit Facility is comprised a $150 million six-year revolving credit facility, a $75 million synthetic letter of credit facility and a $425 million seven-year term loan B (”Term Loan”). The proceeds were used to refinance the Company’s existing credit facility and for general corporate purposes, including investment in the Boeing 787 program and the execution of the manufacturing facility consolidation and modernization plan. The Credit Facility is guaranteed by each of the Company’s domestic subsidiaries and secured by a first priority security interest in most of the Company’s assets. The initial pricing of any drawn portion of the Revolver was LIBOR plus a spread of 250 basis points, and the pricing of the Term Loan was LIBOR plus a spread of 250 basis points, in each case subject to a leverage-based pricing grid. The initial pricing for the Letter of Credit Facility was 260 basis points on the full deposit amount. The Term Loan amortizes at $1 million per quarter with a bullet payment at the maturity date of December 22, 2011. Under the Credit Agreement, the Company has the option to solicit from existing or new lenders up to $200 million in additional term loans subject to substantially the same terms and conditions as the outstanding term loans though pricing may be separately negotiated at that time. Additionally, the Company also has the option to convert up to $25 million of the Letter of Credit Facility to outstanding term loans which would also be subject to the same terms and conditions as the outstanding term loans made as of the closing date.
     As of December 31, 2005, there are no borrowings under the Revolver, $421.0 million of borrowings under the Term Loan, and $50.9 million outstanding Letters of Credit under the $75 million synthetic facility. The Company is obligated to pay an annual commitment fee on the unused revolving credit facility of 0.5% or less dependent upon the leverage ratio. The interest rate on the Term Loan at December 31, 2005 was 6.89% while the interest rate paid on the Letter of Credit is fixed at 2.6%.
     The Company collateralized all of its credit facility obligations by granting to the collateral agent, for the benefit of collateralized parties, a first priority lien on certain of its assets, including a pledge of all of the capital stock of each of its domestic subsidiaries and 65% of all of the capital stock of each of its foreign subsidiaries, if created future years.

     The senior credit facility requires the Company to maintain and report quarterly debt covenant ratios defined in the senior credit agreement, including financial covenants relating to interest coverage ratio, leverage ratio and maximum consolidated capital expenditures.
     Interest expense for both the credit facility and $270 million bond debt was $46.4 million, $36.5 million, and $37.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. Capitalized debt origination costs of $17.2 million, net are being amortized over the terms of the related bond debt, term loan, and revolver. Amortization of debt origination costs for the years ended December 31, 2005, 2004 and 2003 were $3.1 million, $6.4 million, and $4.1 million, respectively. Included in the 2004 amortization is $3.0 million representing the amount of unamortized debt issue costs written off related to the prior credit facility. Amortization during 2003 includes the effect of debt prepayments.
     Scheduled maturities of debt are as follows at December 31, 2005:

Year ended December 31:	($ in millions)
2006	$4.0
2007	4.0
2008	4.0
2009	4.0
2010	4.0
Thereafter	671.0

Total	$691.0

     At December 31, 2005, 2004 and 2003, the fair value of the Company’s long-term bank and bond debt, based on current interest rates, approximated its carrying value.
     Capital Lease Obligations—The Company has various equipment capital leases with market rates of interest at its Brea and Everett sites in the aggregate principal amount of $2.0 million at December 31, 2005. The aggregate principal payments on capital lease obligations as of December 31, 2005 are as follows:

2006	$0.8
2007	1.2
2008	—

$2.0

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
     To reduce the impact of changes in interest rates on its floating rate debt, the Company has previously entered into interest rate swap agreements. These agreements have allowed the Company to exchange floating rate interest payments for fixed rate payments periodically over the term of the swap agreements. An underlying notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to credit loss.
     One such agreement was entered into on October 4, 2000 for a notional amount of $200 million and expired on December 31, 2003. This agreement entitled the Company to pay a fixed interest rate amount of 6.525%, in exchange for a variable 30-day LIBOR rate. As a result of the interest rate swap, a gain of $10.3 million was recorded as part of other interest income in fiscal 2003.

     Upon entering into the Credit Agreement, we had a requirement to hedge 50% of our then outstanding debt balance net of the fixed rate instrument balances for two years. To comply with this requirement, we entered into an interest rate cap subsequent to year-end 2004 whereby $100 million is capped at a maximum LIBOR rate of 6%. As of December 31, 2005, the fair value of this cap was immaterial.
13. PENSION AND OTHER POST-RETIREMENT BENEFITS
     The Company sponsors several defined benefit pension plans covering substantially all of its employees. Benefits under defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the policy of the Company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from the Company. The Company sponsors two non-qualified pension plans which provide supplemental retirement benefits based upon compensation in excess of the applicable IRS limits. The accrued benefit liabilities related to these plans at December 31, 2005 and 2004 are $15.2 million and $12.3 million, respectively.
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
     On September 29, 2005, the Company announced benefit changes effective January 1, 2006 for active, non-represented employees employed at its Dallas, Hawthorne, Milledgeville and Stuart facilities. These changes include reduced pension accrual rates, freezing benefits in the pension plan for employees with less than five years of vesting service as of January 1, 2006, eliminating participation in the pension plan for employees hired after October 1, 2005, creating a new defined contribution benefit for such employees no longer accruing additional benefits under the pension plan, capping the Company match under the existing defined contribution plan, and discontinuance of company-provided post-65 retiree healthcare benefits for future retirees. In October 2005, the Company notified certain current retirees of changes to their medical coverage. As a result of these changes, the Other Post-retirement Benefit obligation decreased $86.8 million as of October 1, 2005 and net periodic benefit cost for pension and Other Post-retirement Benefits decreased by $4.9 million in 2005.
     As a result of the Company’s announcement on February 26, 2004 of its plans to consolidate much of its manufacturing operations in Dallas and Grand Prairie, Texas, the Company recorded liabilities for pension and postretirement benefit plan curtailments and recognition of prior service cost of $10.9 million and special termination benefits of $12.4 million in 2004.
     A revised consolidation plan was announced in December 2005 (see Note 3- Restructuring). The Company recorded a reduction of plan curtailments and prior service cost recognition of $4.7 million and reduced special termination benefits of $4.1 million at that time.

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
     Recognition of the subsidy for actuarially equivalent retiree groups as an offset to plan costs results in a $47.4 million reduction in the APBO at December 31, 2004. The reduction in APBO is included with other deferred actuarial gains and losses. The 2004 and subsequent net periodic postretirement benefit costs are adjusted to reflect the lower APBO. The impact on 2004 Net Periodic Benefit Cost is a reduction of $6.4 million.
     The impact of the subsidy over the next ten years is as follows:

Year ended December 31:	($ in millions)
2006	$4.3
2007	4.6
2008	4.9
2009	4.9
2010	4.3
2011-2015	20.8
     The Company estimates a reduction of $13.4 million in APBO at December 31, 2004 in addition to the foregoing for lowered prescription drug costs and HMO premiums for certain retiree groups as a result of Medicare Part D.
     The cost to the Company of these plans is shown in the following table:

		Years Ended
Pension Benefits	December 31,
	2005	2004	2003
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$33.0	$29.8	$27.5
Interest cost	104.0	103.4	92.8
Expected return on plan assets	(116.8)	(121.0)	(114.4)
Recognized (gains) or losses	57.7	39.5	19.8
Amortization of prior service cost	3.0	1.1	0.5
Prior service cost recognized	(6.9)	9.3	—
Special termination benefits	(3.6)	10.8	4.1
Plan curtailment (gain)/loss	4.3	(5.5)	—

Net periodic benefit cost	$74.7	$67.4	$30.3

Defined contribution plans cost	$6.9	$6.9	$6.7

Other Post-retirement Benefits

		Years Ended
	December 31,
	2005	2004	2003
		($ in millions)
Components of net periodic benefit cost:
Service cost	$7.1	$6.4	$5.0
Interest cost	38.5	39.7	36.9
Prior service cost recognized	(0.2)	(0.2)	—
Amortization of prior service cost	(0.6)	2.4	2.5
Amortization of net (gain)/loss	14.8	7.4	2.3
Expected return on plan assets	—	—	—
Plan curtailment (gain)/loss	(2.2)	7.3	—
Special termination benefits	(0.3)	1.6	—

Net periodic benefit cost	$57.1	$64.6	$46.7

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
Pension Benefits

	Years Ended
	December 31,
	2005	2004
	($ in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$1,848.6	$1,674.6
Service cost	33.1	29.8
Interest cost	104.0	103.4
Actuarial (gains) and losses	14.4	122.8
Benefits paid	(109.3)	(107.6)
Plan amendments	1.5	20.3
Curtailments	(4.6)	(5.5)
Special termination benefits	(7.2)	10.8

Projected benefit obligation at end of period	$1,880.5	$1,848.6

     The accumulated benefit obligation for all defined benefit pension plans was $1,795.5 million as of December 31, 2005 and $1,770.1 million as of December 31, 2004.
Other Post-retirement Benefits

	Years Ended
	December 31,
	2005	2004
	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$701.7	$641.0
Service cost	7.1	6.4
Interest cost	38.5	39.7
Contributions by plan participants	3.5	3.2
Actuarial (gains) and losses	37.3	56.4
Plan amendments	(86.8)	1.5
Benefits paid	(54.9)	(55.4)
Curtailments	(5.5)	7.3
Special termination benefits	—	1.6

Benefit obligation at end of period	$640.9	$701.7

Defined Benefit Pension Assets

	Years Ended
	December 31,
	2005	2004
	($ in millions)
Change in fair value of plan assets:
Plan assets at beginning of period	$1,346.4	$1,314.8
Actual return on assets	89.4	109.1
Contributions by employer	26.2	30.1
Benefits paid	(109.3)	(107.6)

Plan assets at end of period	$1,352.7	$1,346.4

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$(527.8)	$(502.1)
Unrecognized actuarial loss	627.2	648.5
Unamortized prior service cost	19.1	20.6

Net amounts recognized	$118.5	$167.0

Amounts recognized in the statement of financial position:
Intangible asset	$19.1	$20.7
Accrued benefit liability—current	(36.8)	(27.2)
Accrued benefit liability—long-term	(441.2)	(420.7)
Accumulated other comprehensive loss	577.4	594.2

Net amounts recognized	$118.5	$167.0

Other Post-retirement Benefits:

	Years Ended
	December 31,
	2005	2004
	($ in millions)
Change in fair value of plan assets:
Plan assets at beginning of period	$—	$—
Actual return on assets	—	—
Contributions by plan participants	3.5	3.2
Contributions by employer	51.4	52.2
Benefits paid	(54.9)	(55.4)

Plan assets at end of period	$—	$—

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$(640.9)	$(701.7)
Unamortized prior service cost	(69.9)	16.0
Unrecognized actuarial (gain) or loss	160.9	141.5

Net amounts recognized	$(549.9)	$(544.2)

Amounts recognized in the statement of financial position:
Accrued benefit liability—current	$(53.4)	$(57.3)
Accrued benefit liability—long-term	(496.5)	(486.9)

Net amounts recognized	$(549.9)	$(544.2)

     For pension plans with benefit obligations in excess of assets as of December 31, 2005, the projected benefit obligation was $1,880.5 million, the accumulated benefit obligation was $1,795.5 million, and the fair value of assets was $1,352.7 million. For pension plans with benefit obligations in excess of assets as of December 31, 2004, the projected benefit obligation was $1,848.6 million, the accumulated benefit obligation was $1,770.1 million, and the fair value of assets was $1,346.4 million.

     Estimated future benefit payments for the next ten years are as follows:
Estimated Future Benefit Payments:

		Other Post-
	Pension	retirement
	Benefits	Benefits
	($ in millions)
2006	$111.1	$57.7
2007	114.1	60.4
2008	116.1	61.8
2009	119.1	61.6
2010	121.1	60.7
2011-2015	642.6	278.5
     The actuarial assumptions used to determine the benefit obligations at December 31, 2005 and 2004 related to the Company’s defined benefit pension and post-employment benefit plans, as appropriate, are as follows:

			Post-retirement
	Pensions		Benefits
	2005	2004	2005	2004
Weighted-average discount rate	5.75%	5.75%	5.5%	5.75%
Weighted-average rates of increase in future compensation	4.00%	4.00%	NA	NA
     The actuarial assumptions used to determine the net expense related to the Company’s defined benefit pension and post-employment benefit plans for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Pension and
	Post-retirement Benefit Plans
	2005	2004	2003
Weighted-average discount rate	5.75%	6.25%	6.75%
Weighted-average expected long-term rates of return on assets	8.50%	8.50%	8.50%
Weighted-average rates of increase in future compensation levels	4.00%	4.00%	4.50%
     The discount rate is determined each year as of the measurement date, based on a review of interest rates associated with long-term high quality corporate bonds for which the timing and amount of cash outflows approximates the estimated payouts of the underlying plans. The long-term rate of return assumption represents the expected average rate of earning on the funds invested or to be invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns.
     A significant factor used in estimating future per capita cost of covered healthcare benefits for the Company and its retirees is the healthcare cost trend rate assumption. The rate used at December 31, 2005 was 9% for 2006 and is assumed to decrease gradually to 4.5% by 2011 and remain at that level thereafter. A one-percentage point change in the healthcare cost trend rate in each year would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
	($ in millions)
Effect on total of service and interest cost components	$2.4	$(2.1)
Effect on post retirement benefit obligation	$38.9	$(33.5)
     For 2005, (i.e., as of December 31, 2004) benefit costs for retiree healthcare were calculated based on an annual growth rate of 10%, decreasing to 4.5% by 2010.

     The actual allocations for the pension assets as of December 31, 2005 and 2004, and target allocations by asset category, are as follows:

	Percentage of Plan Assets at		Target
	December 31,		Allocation
Pension Assets	2005	2004
Equity Securities	60%	61%	37% - 73%
Fixed Income Securities	29%	29%	28% - 32%
Real Estate Funds	5%	4%	4% - 6%
Private Equity Funds	4%	3%	4% - 12%
Other	2%	3%	1% - 4%

Total	100%	100%

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
     In 2006, the Company expects to contribute approximately $36.8 million to its defined benefit pension plans.
14. INCOME TAXES
     In accordance with industry practice, state and local income and franchise tax provisions are included in general and administrative expenses.
     The provisions for federal income taxes differ from the U.S. statutory rate as follows:

	Years Ended
	December 31,
	2005	2004	2003
Tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
Other	0.0%	0.0%	4.0%
Change in valuation allowance	35.0%	35.0%	35.3%

Total	—%	—%	4.3%

     The deferred income taxes consisted of the following at December 31:

	2005	2004
	($ in millions)
ASSETS:
Accrued contract liabilities	$34.1	$21.6
Accrued vacation	4.2	4.7
Pension liability	201.7	164.4
Other post retirement benefits	190.1	189.6
Net operating loss carryforwards and credits	170.7	104.0
Restructuring reserves	1.1	5.3
Other non-deductible expenses	18.9	17.6

Deferred tax assets	$620.8	$507.2

LIABILITIES:

Inventory	(16.6)	9.0
Goodwill and intangibles	(21.0)	(43.0)
Property, plant and equipment	(45.1)	(46.4)
Other	(4.3)	(0.7)

Deferred tax liabilities	$(87.0)	$(81.1)

Net deferred tax assets	533.8	426.1

Valuation allowance	(533.8)	(426.1)

Net deferred tax asset (liability)	$—	$—

     At December 31, 2005, the Company had the following net operating loss carryforwards for federal income tax purposes:

Balance at
December 31,
Year of Expiration	2005
($ in millions)
2010	$4.6
2011	17.5
2017	34.0
2018	45.8
2020	15.3
2022	42.5
2024	95.9
2025	226.3

Total	$481.9

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

15. STOCKHOLDERS’ EQUITY
     During 2001, the Company adopted the Amended and Restated Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years; however, vesting may be accelerated to as early as December 31, 2005 if certain financial targets and cash flow are achieved. Employee stock options generally provide for automatic acceleration of vesting upon a liquidity event at the Company, as defined in the 2001 Stock Option Plan. The incentive options granted to Company employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At December 31, 2005, options granted and outstanding from the 2000 Stock Option Plan to employees and directors amounted to 1,298,800 shares of which 1,101,890 are vested and exercisable. Additionally, the Company modified the terms of outstanding stock option awards to one employee who retired during fiscal 2003. As a result of the modifications the Company recorded $1.8 million as compensation expense in fiscal 2003.
     In connection with the acquisition of Aerostructures in 2003, Vought assumed a similar stock option plan maintained by Aerostructures (the “2003 Stock Option Plan”). Outstanding options granted under that plan, which had been fully vested pursuant prior to the acquisition, were exchanged for 217,266 of Vought stock options. No new options have been granted under the 2003 Stock Option Plan. At December 31, 2005, options granted and outstanding from the 2003 Stock Option Plan amounted to 208,029, and all are fully vested.
     During the fourth quarter of 2005, the Company recorded stock compensation income of $6.4 million, included in general and administrative expense, to reflect the impact of an estimated decrease in the fair value of the Company’s common stock, related to non-recourse notes previously issued to officers for stock purchases and decreased deferred compensation liability for the Company’s rabbi trust. During the first quarter of 2003, the Company recorded non-cash stock compensation charges of $11.1 million, included in general and administrative expense, to reflect the impact of an estimated increase in the fair value of the Company’s common stock, related to non-recourse notes previously issued to officers for stock purchases, increased deferred compensation liability for the Company’s rabbi trust and the modification of stock options in connection with executive retirements.
     A summary of the Company’s stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		Average	Fair value
		Exercise	at the Date
	Options	Price	of Grant
Options outstanding at December 31, 2002	1,242,600	$10.00

Options granted	217,266	$10.39	$23.58
Options forfeited	(14,400)	$10.00
Options exercised	(1,200)	$10.00

Options outstanding at December 31, 2003	1,444,266	$10.06

Options granted	153,600	$32.33	$7.57
Options forfeited	(12,558)	$12.36
Options exercised	(3,500)	$10.00

Options outstanding at December 31, 2004	1,581,808	$12.20

Options granted	230,000	$18.25	$2.91
Options forfeited	(286,279)	$12.11
Options exercised	(18,400)	$10.00

Options outstanding at December 31, 2005	1,507,129	$13.17

Options exercisable at December 31, 2005	1,309,919	$12.18

Weighted average remaining contractual life at December 31, 2005	5.51 years

Employee Stock Purchase Plan
     The Company adopted an Employee Stock Purchase Plan in 2000, which provides certain employees and independent directors the opportunity to purchase shares of the Company’s stock at its estimated fair value. Certain employee stock purchases were eligible for financing by the Company through stockholder notes. Those notes provide for loan amounts, including interest at 6.09%, to become due after 7 years, or upon specified events occurring. During 2000, 95,335 shares were sold to employees for cash and 227,605 shares were sold for notes at a price of $10 per share. During 2001, 123,025 shares were sold to employees for cash and 5,000 shares were sold for notes at a price of $10 per share. During 2002, 5,000 shares were sold for cash at a price of $10 per share. No shares have been sold through the plan since 2002. During 2005, a total of 145,860 shares were repurchased and retired in connection with the departure of certain executives and directors, with such shares being retired by the Company. Those transactions also included the forgiveness of $1.0 million of the above-described stockholder notes, plus interest accrued thereon and the repayment of an additional $0.2 million of the above-described indebtedness, plus accrued interest.
16. ENVIRONMENTAL CONTINGENCIES
     Environmental liabilities are accrued when the Company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is better than another, the minimum amount in the range is recorded.
     The acquisition agreement between Northrop Grumman Corporation and the Company transferred certain pre-existing (as of July 24, 2000) environmental liabilities to the Company. The Company is liable for the first $7.5 million and 20% of the amount between $7.5 million and $30 million for environmental costs incurred relating to pre-existing matters as of July 24, 2000. Pre-existing environmental liabilities exceeding the $12 million limit remain the responsibility of Northrop Grumman Corporation under the terms of the acquisition agreement, to the extent identified within 10 years from the acquisition date. In the future, to the extent environmental remediation is required for hazardous materials including asbestos, urea formaldehyde foam insulation or lead-based paints, used as construction materials in, on, or otherwise affixed to structures or improvements on property acquired from Northrop Grumman Corporation, the Company would be responsible. The Company has no material outstanding or unasserted asbestos, urea formaldehyde foam insulation or lead-based paints liabilities including on property acquired from Northrop Grumman Corporation. The Company has an accrual of $4.3 million and $5.8 million for environmental costs at December 31, 2005 and 2004, respectively.
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
     Sales to Airbus, Boeing, and Gulfstream were $186.3 million, $728.9 million and $183.9 million, respectively for the year ended December 31, 2005, $170.2 million, $711.0 million, and $167.8 million, respectively, for the year ended December 31, 2004, and $73.4 million, $876.3 million and $143.7 million, respectively, for the year ended December 31, 2003. Included in trade accounts receivable for Airbus, Boeing, and Gulfstream is approximately $20.7 million, $18.6 million, and $34.0 million, respectively, due from these customers at December 31, 2005, respectively.

Included in trade accounts receivable for Airbus, Boeing, and Gulfstream is approximately $20.6 million, $37.8 million and $40.0 million due from these customers at December 31, 2004, respectively.
     Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. We have long-term supply agreements with a number of our major suppliers. We, as well as our supply base, are experiencing delays and pricing increases in the receipt of metallic raw materials common with unprecedented market demand across the industry. Based upon market shift conditions and industry analysis we expect these conditions to continue through at least 2007 as metallic (aluminum and titanium) raw material supply adjusts to the industry upturn, increased infrastructure demand in China and Russia, and increased aluminum and titanium usage in an ever wider range of global products. These market conditions began to affect cost and production schedules in mid 2005, and may have an impact on cash flows or results of operations in future periods. The company generally does not employ forward contracts or other financial instruments to hedge commodity price risk, however, the company is reviewing a full range of business options focused on strategic risk management for all raw material commodities.
     Our suppliers’ failure to provide acceptable raw materials, components, kits and subassemblies would adversely affect our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with such supply base reliance. We are dependent on third parties for all information technology services. To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemical processing and freight. The company utilizes a range of long-term agreements and strategic e-Commerce aggregated sourcing to optimize procurement expense and supply risk in these categories.
     As of December 31, 2005, 47% of the Company’s employees are represented by various labor unions. Approximately 74% of the union membership is represented by the United Automobile, Aerospace and Agricultural Implement Workers of America at the Dallas, Texas facility. This union contract is in effect through September 30, 2007. Of the remaining union contracts, the two that cover the production and maintenance units, as well as the contract that covers approximately 27 security workers in Dallas are all in effect through various dates in 2008.
18. RELATED PARTY TRANSACTIONS
     A management agreement between the Company and its principal stockholder, The Carlyle Group, requires the Company to pay an annual fee of $2.0 million for various management services. The Company paid fees and allowable expenses of $2.1 million in 2005 and 2004 each and $2.0 million in 2003. In addition, we paid TC Group L.L.C. fees of $3.5 million and $2.5 million in 2004 and 2003, respectively, in connection with investment banking and financial advisory services.
     After the Company’s separation from Northrop Grumman at July 24, 2000, the Company contracted with Logicon, a Sector of Northrop Grumman for Information Technology Services, for which the Company incurred expenses of $62.3 million, $70.0 million and $43.7 million in 2005, 2004, and 2003, respectively. Northrop Grumman occupied office and production space from Vought in Dallas, Texas and Hawthorne, California, and was charged $4.6 million, $3.7 million and $5.3 million in 2005, 2004, and 2003, respectively for reimbursement of operating expenses.
     Upon retirement of Gordon Williams (“Mr. Williams”) and William McMillan (“Mr. McMillan”) during 2002, we modified an agreement in order to provide for the future forgiveness of their stock purchase indebtedness of $1.0 million plus accrued interest if a liquidity event (as defined) occurs. In connection with the retirement of Messrs Williams and McMillan from the Board of Directors in 2005, the Company entered into agreements with such individuals which provided for the repurchase of their equity interests in the Company and the forgiveness of their indebtedness including accrued interest associated with their stockholder notes.
     Upon the resignation from the Board of Thomas Corcoran (“Mr. Corcoran”), the Company entered into an agreement with Mr. Corcoran concerning satisfaction of his compensation in connection with his service on the Board in addition to an agreement to repurchase his equity interest in the Company.

     Upon the resignation from the Board of Kenneth Cannestra (“Mr. Cannestra”), the Company entered into an agreement with Mr. Cannestra concerning satisfaction of his compensation in connection with his service on the Board as well as an acceleration of the vesting of his stock options.
     Upon the retirement in the first quarter of 2006 of Tom Risley (“Mr. Risley”), the Company’s former Chief Executive Officer, the Company entered into an agreement with Mr. Risley regarding the terms of his separation from service on January 31, 2006. Terms of the agreement include, among other things, arrangements with respect to Mr. Risley’s elections under the Company’s non-qualified pension plan, an extension of the expiration date of Mr. Risley’s stock options to December 31, 2006, and the repayment of the cost of continuation of Mr. Risley’s participation in the Company’s group health benefits for a period of one year. The company also entered into a consulting agreement with Mr. Risley for a minimum fee of $36,000 plus expenses, with a total payout plus expenses not to exceed $200.000.
19. OTHER COMMITMENTS AND OTHER CONTINGENCIES
     The Company has reached an agreement with Boeing to develop a new manufacturing site for the Boeing 787 Dreamliner commercial aircraft program, and in connection with that program, the Company has finalized a joint venture with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA, called Global Aeronautica, LLC. The Company and Alenia each have a 50% stake in the joint venture, which will combine the two companies’ respective 787 program fuselage products to deliver an integrated product to Boeing. The Company is the sole-source supplier of the aft fuselage for Boeing’s 787 program. The Company’s funding requirement for the 787 program is expected to be approximately $140 million for investment and approximately $50 million for working capital, with significant additional funding to come from other sources. The Company’s investment in the 787 program primarily will be in tooling and capital expenditures, design and engineering, and a cash contribution to the joint venture of approximately $20 million in total over the next several years. During fiscal 2005 and 2004, the Company spent approximately $50.7 million and $23.0 million, respectively, for proposing, pre-contract engineering and nonrecurring efforts associated with the 787 program. These amounts have been included in selling, general and administrative expenses on the consolidated statement of operations.
     A rabbi trust was established in 2000 for key executives. The Company’s stock held in the trust is recorded at historical cost, and the corresponding deferred compensation liability is recorded at the current fair value of the Company’s stock. Stock held in the rabbi trust is classified in equity as “shares held in rabbi trust.” In the fourth quarter of 2005, the Company recorded income that resulted from the decline in the fair value of the Company’s stock in the amount of $3.8 million. This income was reflected in Stock Compensation expense that is included in general and administrative expense. In 2003, the Company recorded Stock Compensation expense of $4.2 million to reflect an increase in the fair value of Company stock. There was no difference in the historical cost and the fair value of the deferred compensation liability at December 31, 2004.
     In connection with the separation of service of two executives in 2005, the number of shares held in the rabbi trust was reduced by a total of 29,178 shares.
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
20. GUARANTOR SUBSIDIARIES
     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by the Company’s wholly owned “100% owned” subsidiaries. Summarized financial information of the Company and its subsidiary is presented below:

Consolidating Balance Sheet
December 31, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$9.9	$0.2	$—	$10.1
Accounts receivable	84.5	6.3	—	90.8
Intercompany receivable	12.1	5.8	(17.9)	—
Inventories	327.9	12.2	—	340.1
Other current assets	6.9	0.5	—	7.4

Total current assets	441.3	25.0	(17.9)	448.4

Property, plant and equipment, net	474.9	10.2	—	485.1

Goodwill, net	464.0	63.7	—	527.7
Identifiable intangible assets, net	79.1	—	—	79.1
Investment in affiliated company	79.3	—	(79.3)	—
Debt origination costs, net and other assets	21.5	—	—	21.5

Total assets	$1,560.1	$98.9	$(97.2)	$1,561.8

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$117.8	$4.1	$—	$121.9
Intercompany payable	5.8	12.1	(17.9)	—
Accrued and other liabilities	68.5	0.5	—	69.0
Accrued payroll and employee benefits	34.6	0.9	—	35.5
Accrued post-retirement benefits — current	53.4	—	—	53.4
Accrued pension — current	36.8	—	—	36.8
Current portion of long-term bank debt	4.0	—	—	4.0
Capital lease obligations	—	0.8	—	0.8
Accrued contract liabilities	216.0	—	—	216.0

Total current liabilities	536.9	18.4	(17.9)	537.4

Long-term liabilities:
Accrued post-retirement benefits	496.5	—	—	496.5
Accrued pension	441.2	—	—	441.2
Long-term bank debt, net of current portion	417.0	—	—	417.0
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligation	—	1.2	—	1.2
Other non-current liabilities	171.5	—	—	171.5

Total liabilities	2,333.1	19.6	(17.9)	2,334.8

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 24,711,373 issued and outstanding in 2005	0.3	—	—	0.3
Additional paid-in capital	411.4	80.3	(80.3)	411.4
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.1)	—	—	(1.1)
Accumulated deficit	(604.6)	(1.0)	1.0	(604.6)
Accumulated other comprehensive loss	(577.4)	—	—	(577.4)

Total stockholders’ equity (deficit)	(773.0)	79.3	(79.3)	(773.0)

Total liabilities and stockholders’ equity (deficit)	$1,560.1	$98.9	$(97.2)	$1,561.8

Consolidating Balance Sheet
December 31, 2004
($ in millions)

		Guarantor	Intercompany
	Vought (1)	Subsidiary (1)	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$128.6	$0.3	$—	$128.9
Accounts receivable	112.1	11.1	—	123.2
Intercompany receivable	19.6	3.2	(22.8)	—
Inventories	266.6	12.7	—	279.3
Other current assets	6.8	0.4	—	7.2

Total current assets	533.7	27.7	(22.8)	538.6
Property, plant and equipment, net	395.7	12.0	—	407.7
Goodwill, net	464.0	63.7	—	527.7
Identifiable intangible assets, net	91.5	—	—	91.5
Investment in affiliated company	74.9	—	(74.9)	—
Debt origination costs, net and other assets	23.4	0.1	—	23.5

Total assets	$1,583.2	$103.5	$(97.7)	$1,589.0

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$97.4	$3.3	—	$100.7
Accrued and other liabilities	88.4	1.6	—	90.0
Accrued payroll and employee benefits	50.2	1.2	—	51.4
Accrued post-retirement benefits — current	57.3	—	—	57.3
Accrued pension — current	27.2	—	—	27.2
Current portion of long-term bank debt	4.0	—	—	4.0
Intercompany payable	3.2	19.6	(22.8)	—
Capital lease obligations	—	0.9	—	0.9
Accrued contract liabilities	142.0	—	—	142.0

Total current liabilities	469.7	26.6	(22.8)	473.5

Long-term liabilities:
Accrued post-retirement benefits	486.9	—	—	486.9
Accrued pension	420.7	—	—	420.7
Long-term bank debt, net of current portion	421.0	—	—	421.0
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligation	—	2.0	—	2.0
Other non-current liabilities	69.4	—	—	69.4

Total liabilities	2,137.7	28.6	(22.8)	2,143.5

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 24,868,011 issued and outstanding in 2004	0.3	—	—	0.3
Additional paid-in capital	418.0	80.3	(80.3)	418.0
Shares held in rabbi trust	(1.9)	—	—	(1.9)
Stockholders’ loans	(2.3)	—	—	(2.3)
Accumulated deficit	(374.4)	(5.4)	5.4	(374.4)
Accumulated other comprehensive loss	(594.2)	—	—	(594.2)

Total stockholders’ equity (deficit)	(554.5)	74.9	(74.9)	(554.5)

Total liabilities and stockholders’ equity (deficit)	$1,583.2	$103.5	$(97.7)	$1,589.0

(1)	Effective January 1, 2004 the Company implemented a corporate reorganization of its Aerostructures subsidiary. Pursuant to the reorganization, Aerostructures incorporated a new subsidiary, entitled Contour Aerospace Corporation, a Delaware corporation (‘‘Contour’’). Then, Aerostructures contributed its Everett, Washington facility and Brea, California facility to Contour. Contemporaneous with the contribution of these assets and operations to Contour, Aerostructures merged with and into Vought Aircraft Industries, Inc., so that the remaining operating assets of Aerostructures are integrated with the ongoing operations of Vought. As a result of the reorganization, beginning in 2004, Aerostructures does not exist as a separate corporate entity and Contour is a direct subsidiary of Vought. Under the 8% Senior Notes due 2011, Contour is a guarantor on a fully and unconditionally and jointly and severally on a senior unsecured basis.

Consolidating Statement of Operations
Twelve Months Ended December 31, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$1,235.6	$71.8	$(10.2)	$1,297.2

Costs and expenses
Cost of sales	1,123.3	63.6	(10.2)	1,176.7
Selling, general and administrative expenses	286.0	3.3	—	289.3
Impairment charge	5.9	—	—	5.9

Total costs and expenses	1,415.2	66.9	(10.2)	1,471.9

Operating income (loss)	(179.6)	4.9	—	(174.7)

Other income (expense)
Interest income	3.4	—	—	3.4
Other income (loss)	—	(0.3)	—	(0.3)
Equity in earnings (loss) for joint venture	(3.4)	—	—	(3.4)
Interest expense	(54.5)	(0.2)	—	(54.7)
Equity in income of consolidated subsidiaries	4.4	—	(4.4)	—

Income (loss) before income taxes	(229.7)	4.4	(4.4)	(229.7)

Income taxes	—	—	—	—

Net income (loss)	$(229.7)	$4.4	$(4.4)	$(229.7)

Consolidating Statement of Operations
Twelve Months Ended December 31, 2004
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$1,152.0	$71.5	$(8.8)	$1,214.7

Costs and expenses
Cost of sales	971.8	64.5	(8.8)	1,027.5
Selling, general and administrative expenses	268.9	4.7	—	273.6
Impairment charge	26.0			26.0

Total costs and expenses	1,266.7	69.2	(8.8)	1,327.1

Operating income (loss)	(114.7)	2.3	—	(112.4)

Other income (expense)
Interest income	2.4	—	—	2.4
Interest expense	(44.8)	(0.4)	—	(45.2)
Equity in income of consolidated subsidiaries	1.9	—	(1.9)	—

Income (loss) before income taxes	(155.2)	1.9	(1.9)	(155.2)

Income taxes	0.2	—	—	0.2

Net income (loss)	$(155.0)	$1.9	$(1.9)	$(155.0)

Consolidating Statement of Operations
Twelve Months Ended December 31, 2003
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$1,082.2	$127.0	$(0.4)	$1,208.8

Costs and expenses
Cost of sales	904.6	108.1	(0.4)	1,012.3
Selling, general and administrative expenses	214.3	20.3	—	234.6

Total costs and expenses	1,118.9	128.4	(0.4)	1,246.9

Operating loss	(36.7)	(1.4)	—	(38.1)

Other income (expense)
FAS 133 non-cash income (expense) — interest rate swaps	10.3	—	—	10.3
Interest income	2.1	—	—	2.1
Interest expense	(42.1)	(0.3)	—	(42.4)
Equity in losses of consolidated subsidiaries	(1.7)	—	1.7	—

Loss before income taxes	(68.1)	(1.7)	1.7	(68.1)

Income taxes	(2.3)	—	—	(2.3)

Net loss	$(70.4)	$(1.7)	$1.7	$(70.4)

Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net income (loss)	$(229.7)	$4.4	$(4.4)	$(229.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	68.4	3.5	—	71.9
Stock compensation expense	(6.4)	—	—	(6.4)
Impairment charge	5.9	—	—	5.9
Equity in losses of joint venture	3.4			3.4
Loss from asset sales	5.7	0.3	—	6.0
Income from investments in consolidated subsidiaries	(4.4)	—	4.4	0.0
Changes in current assets and liabilities:
Accounts receivable	27.6	4.8	—	32.4
Intercompany accounts receivable	7.5	(2.6)	(4.9)	—
Inventories, net of advance and progress billings	(61.3)	0.5	—	(60.8)
Other current assets	(0.1)	(0.1)	—	(0.2)
Accounts payable, trade	19.4	0.8	—	20.2
Intercompany accounts payable	2.6	(7.5)	4.9	—
Accrued payroll and employee benefits	(11.8)	(0.3)	—	(12.1)
Accrued and other liabilities	(14.2)	(1.1)	—	(15.3)
Accrued contract liabilities	74.0	—	—	74.0
Other assets and liabilities — long-term	45.8	(0.1)	—	45.7

Net cash provided by (used in) operating activities	(67.6)	2.6	0.0	(65.0)

Investing activities
Capital Expenditures	(145.3)	(1.8)	—	(147.1)
Investment in joint venture	(5.0)	—	—	(5.0)

Net cash used in investing activities	(150.3)	(1.8)	—	(152.1)

Financing activities
Proceeds from short-term bank debt	45.0	—	—	45.0
Payments on short-term bank debt	(45.0)	—	—	(45.0)
Payments on long-term bank debt	(4.0)	—	—	(4.0)
Payments on capital leases	—	(0.9)	—	(0.9)
Proceeds from Hawthorne sale/leaseback	52.6	—	—	52.6
Proceeds from governmental grants	52.2	—	—	52.2
Payments for retirement of common stock	(2.0)	—	—	(2.0)
Proceeds from sale of common stock	0.2	—	—	0.2
Proceeds from repayment of stockholder loans	0.2	—	—	0.2

Net cash provided by (used in) financing activities	99.2	(0.9)	—	98.3

Net decrease in cash and cash equivalents	(118.7)	(0.1)	—	(118.8)
Cash and cash equivalents at beginning of period	128.6	0.3	—	128.9

Cash and cash equivalents at end of period	$9.9	$0.2	$—	$10.1

Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2004
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net income (loss)	$(155.0)	$1.9	$(1.9)	$(155.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	91.5	4.1	—	95.6
Loss from asset sales	4.7	—	—	4.7
Impairment charge	26.0	—	—	26.0
Income from investment in consolidated subsidiaries	(1.9)	—	1.9	—
Changes in current assets and liabilities:
Accounts receivable	(2.6)	(6.1)	—	(8.7)
Intercompany accounts receivable	(13.8)	(3.2)	17.0	—
Inventories, net of advance and progress billings	(82.4)	0.4	—	(82.0)
Other current assets	(0.6)	—	—	(0.6)
Accounts payable, trade	49.9	(3.5)	—	46.4
Intercompany accounts payable	3.2	13.8	(17.0)	—
Accrued payroll and employee benefits	4.8	0.2	—	5.0
Intercompany transactions	0.4	(0.4)	—	—
Accrued and other liabilities	13.8	0.4	—	14.2
Accrued contract liabilities	(46.3)	(4.3)	—	(50.6)
Other assets and liabilities — long-term	44.2	—	—	44.2

Net cash (used in) provided by operating activities	(64.1)	3.3	—	(60.8)

Investing activities
Capital expenditures	(68.2)	(1.4)	—	(69.6)

Net cash used in investing activities	(68.2)	(1.4)	—	(69.6)

Financing activities
Proceeds from long-term bank debt	425.0	—	—	425.0
Payments on long-term bank debt	(295.9)	—	—	(295.9)
Payments on capital leases	—	(1.6)	—	(1.6)
Payment of debt origination cost	(9.6)	—	—	(9.6)
Proceeds from government grant	35.0	—	—	35.0

Net cash provided by (used in) financing activities	154.5	(1.6)	—	152.9

Net increase in cash and cash equivalents	22.2	0.3	—	22.5
Cash and cash equivalents at beginning of period	106.4	—	—	106.4

Cash and cash equivalents at end of period	$128.6	$0.3	$—	$128.9

Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2003

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net loss	$(70.4)	$(1.7)	$1.7	$(70.4)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation & amortization	65.2	11.3		76.5
Loss from asset sales	2.0			2.0
Stock compensation expense	11.1			11.1
Non-cash (income) — interest rate swaps	(10.3)			(10.3)
Losses from investment in consolidated subsidiaries	1.7		(1.7)	—
Changes in current assets and liabilities:
Accounts receivable	(5.9)	6.3		0.4
Intercompany accounts receivable	—	(13.6)	13.6	—
Inventories, net of advance and progress billings	40.0	(12.2)		27.8
Other current assets	(0.3)	(1.5)		(1.8)
Accounts payable, trade	(0.9)	3.5		2.6
Intercompany accounts payable	13.6	—	(13.6)	—
Accrued payroll and employee benefits	(4.3)	0.5		(3.8)
Accrued and other liabilities	(8.2)	1.7		(6.5)
Accrued contract liabilities	49.8	6.2		56.0
Other assets and liabilities — long-term	13.7	1.5		15.2

Net cash provided by operating activities	96.8	2.0	—	98.8
Investing activities
Cash paid for acquisition	(183.2)			(183.2)
Capital expenditures	(32.6)	(2.0)		(34.6)

Net cash used in investing activities	(215.8)	(2.0)	—	(217.8)
Financing activities
Payments on long-term bank debt	(99.7)			(99.7)
Payment of debt origination cost	(13.5)			(13.5)
Proceeds from long-term debt/bond debt	270.0			270.0

Net cash provided by financing activities	156.8	—	—	156.8

Net increase in cash and cash equivalents	37.8	—	—	37.8
Cash and cash equivalents at beginning of period	68.6	—		68.6

Cash and cash equivalents at end of period	$106.4	$—	$—	$106.4

21.	QUARTERLY FINANCIAL INFORMATION, UNAUDITED ($ IN MILLIONS)

	Quarter ended
	December 31,	September 25,	June 26,	March 27,
2005	2005 (a)	2005	2005	2005

Revenues	$360.0	$310.4	$357.0	$269.8
Operating income (loss)	1.1	(41.0)	(96.5)	(38.3)
Net loss	$(15.6)	$(55.2)	$(109.1)	$(49.8)

	Quarter ended
	December 31,	September 26,	June 27,	March 28,
2004	2004 (b)	2004	2004	2004

Revenues	$330.3	$295.3	$294.2	$294.9
Operating income (loss)	(61.0)	(31.6)	(5.3)	(14.5)
Net loss	$(74.9)	$(41.6)	$(14.8)	$(23.7)

a)	Includes fourth quarter income of $6.4 million from the revision in the Company’s stock value, income of $17.2 million from the reversal of the restructuring charges related to the pension and OPEB curtailment and the reversal of charges previously recognized for severance and completion bonuses.

b)	Includes the fourth quarter intangible asset impairment charge of $26.0 million, restructuring charges of $13.0 million related to the ongoing site consolidation project and a $3.0 million charge from the write off of unamortized debt issue costs related to the prior credit facility.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
          We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President & Chief Executive Officer, our Executive Vice President & Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, management, with the participation of our President & Chief Executive Officer and our Executive Vice President & Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.
          Management and our independent registered public accounting firm have identified two material weaknesses regarding elements of our internal controls related to financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

          As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, the end of the period covered by this report, our disclosure controls and procedures were not effective.
          To address the material weaknesses, we performed additional analyses and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
          The two material weaknesses that have been identified, and the actions we have taken and continue to take to remediate the material weaknesses, are:
Financial statement close process: During the process of preparing our 2005 financial statements, a number of post-closing adjustments were identified and recorded.
          To remediate these issues, we have taken and are continuing to take the following actions:
•	We have increased and are continuing to increase the number and skills of management and staff personnel in our accounting and finance departments to increase our depth of experience in accounting and finance. Specifically, we added a new Controller and Chief Accounting Officer, Treasurer, and Manager of Financial Reporting in the fourth quarter of 2005. We are also in the process of adding additional qualified personnel in the Financial Reporting department.

•	We are enhancing training, review processes, reconciliation processes, communications, and systems to improve our internal controls over financial reporting.

•	We are modifying our monthly close checklist to ensure all required reconciliations are completed, and are adding a new contracts and inventory checklist and reconciliation process to detect errors.

•	We are expanding an application of our computer system related to shipping and invoicing to cover shipping and invoicing for all products.

•	We expect these remediation efforts to be complete in 2006.
Quarterly Profitability Reviews: The quarterly profitability review process used to determine booking rates for contract profits and losses resulted in errors in certain recorded contract values, cost estimates and margin adjustments.
          To remediate these issues, we have taken and are continuing to take the following actions:
•	We have increased and are continuing to increase the number and skills of management and staff personnel in our financial planning department to increase our depth of experience. Specifically, we added a new Director of Operations Finance in the second quarter of 2005, a new Director of Financial Planning in the fourth quarter of 2005, and a new Manager of Rates and Factors in the first quarter of 2006. We are also in the process of adding additional qualified personnel in the Financial Planning department.

•	We have completed new training sessions related to revenue recognition for all personnel in the contracts administration, financial reporting, program financial analysis and financial planning departments.

•	We are enhancing training, review processes, reconciliation processes, communications, and systems to improve our internal controls over financial planning and EAC development.

•	We are implementing a new contracts and inventory checklist and reconciliation process in the contracts administration and program financial analysis departments.

•	We expect these remediation efforts to be complete in 2006.

          Although we have implemented and continue to implement remediation efforts, a material weakness indicates that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. The effectiveness of the actions we have taken to date and the actions we are still in the process of taking to eliminate the material weaknesses is subject to continued management review, supported by confirmation and testing by our external auditors and our internal audit department, as well as audit committee oversight. As a result, additional changes are expected to be made to our internal controls over financial reporting. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In Fiscal Year 2007, under our current filing status, pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and we will be required to deliver an attestation report from our auditors on management’s assessment of and operating effectiveness of internal controls.
          Other than the actions described above, there have been no material changes in our disclosure controls and procedures, or our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors and Executive Officers
     Set forth below are the names, ages and positions of our directors and executive officers as of the date of this annual report. No family relationship exists between any of our directors or executive officers.

Name	Age	Position
Elmer Doty	51	President & CEO, Director
Lloyd R. “Skip” Sorenson	44	Executive Vice President & CFO
Randy Smith	51	Vice President Transformation Program Office
W. Bruce White, Jr.	57	Vice President, General Counsel & Secretary
Vernon Broomall	61	Vice President of Quality, Engineering & Technology
Erich Smith	57	General Manager, Military, Airbus, Regional & Business Jet Business Areas
Steve Davis	52	General Manager, Boeing Commercial Business Area
Tom Stubbins	52	Vice President, Human Resources and Administration
Daniel Smartis	53	Vice President, Global Supply
Peter Clare	40	Director
Allan Holt	54	Director
Ian Massey	55	Director
Adam Palmer	33	Director
David Squier	60	Director
Sam White	63	Director
     Elmer Doty has been a Director and our President and Chief Executive Officer since February 1, 2006. Mr. Doty most recently served as the Vice President & General Manager of BAE Systems’ (“BAE”) Ground Systems Division, a position he held since July 2005, when BAE acquired United Defense Inc. (“UDI”). Mr. Doty had served in the identical position with UDI since April 1, 2001, with the additional duties of an executive officer of UDI. Prior to that time, he had served in other senior executive positions with UDI and its predecessor company FMC Corporation.
     Lloyd R. “Skip” Sorenson has been the Company’s Executive Vice President and Chief Financial Officer since January 4, 2005. Mr. Sorenson is responsible for all of the company’s financial and business management functions, including creation and implementation of financial strategy, control and accounting policy, treasury, risk management and insurance, budgets, and financial and economic planning and analysis, and information technology. Mr. Sorenson came to Vought from Dell Computer Corporation, where he was the Controller, Corporate Business Group. He joined Dell in 1999. Previously, he worked for Allied Signal Corporation (1997-1999) and McDonnell Douglas Corporation (1990-1997) where he held progressively increasing responsibility within Finance, up to and including Vice-President, Finance, Aerospace Equipment Systems for Allied Signal Corporation in Torrance, CA. Mr. Sorenson began his career at Newport News Shipbuilding, where his final responsibility was Controller, Manufacturing. He is a member of Financial Executives International.
     Randy Smith was named Vice President of the Transformation Program Office in December 2005. He is responsible for managing the overall implementation of the projects and critical events across the company necessary to achieve profitability, including the enterprise-wide implementation of Lean. Mr. Smith previously served as Vought’s Chief Administrative Officer, a position he held since February 2005. His responsibilities included Human Resources, Materiel, Industry and Government Relations and Corporate Communications. From October 2002 to February 2005, Mr. Smith was our Vice President, Business Management. Previously, Mr. Smith served as Director, Integration and Strategy Development.
     W. Bruce White, Jr. has been our Vice President and General Counsel since July 2000 and has been with us since 1981. Since April 2004, Mr. White had the added responsibility for corporate governance, including our internal audit function. He is a member of the bar in Maryland, Texas, Virginia and the District of Columbia, and is a member of the American Bar Association. Mr. White was a communications officer aboard the USS Borie and as a two-year Navy veteran, he achieved the rank of lieutenant, junior grade.
     Vernon Broomall was named Vice President for Quality, Engineering & Technology in January 2006. Mr. Broomall is responsible for all aspects of quality and engineering, including manufacturing engineering, as well as technology research and development. Previously Mr. Broomall was Vice President and Chief Technology Officer. Mr. Broomall also served as Vice President and Integrated Product Team Leader for The Commercial Programs unit of Northrop Grumman’s Aerostructures business segment, where he was responsible for nacelle products and the Gulfstream V Wing Program. Mr. Broomall served as an Air Force officer for seven years and separated with the rank of captain.
     Erich Smith was named General Manager for Military and Airbus, Regional & Business Jets business areas in January 2006. Mr. Smith is responsible for the quality, schedule production and profit of all of Vought’s programs as well as the capture of new business. Previously, he served as Senior Vice President of Program Management and Business Development from April 2004 and prior to that as Vice President of Military and Other Commercial Programs for Vought. As part of Northrop Grumman’s Aerostructures business segment, he was Vice President and Integrated Product Team Leader for Military Programs. Before that, he was Program Director of the C-17 and Support Programs for Northrop Grumman’s Commercial Aircraft Division.
     Steve Davis was named General Manager of the Boeing Commercial Business Area in December 2005. He has been responsible, in various positions, for leading Vought’s Boeing Commercial Programs since August 2000. Mr. Davis is responsible for quality, on schedule production and profit on all Boeing commercial programs.
     Tom Stubbins is Vice President of Human Resources & Administration and has led the Human Resources organization since April 2004. His responsibilities include labor and employee relations; communications; industry and government relations; training; employment; EEO/affirmative action; benefits design and administration; medical; and environmental, safety and health. Previously, Mr. Stubbins served as the Company’s Director of Human Resources and Administration since 2000.
     Daniel Smartis was named Vice President of Global Supply in December 2005. Mr. Smartis’ organization manages the acquisition, manufacture and supply of parts and materiel to Vought’s production programs. Previously, Mr. Smartis served in a similar capacity as Vice President of Materiel for Vought since 2002. From 2000 to 2002 he served as Vought Director of Subcontract Management. Mr. Smartis is a member of the National Contract Management Association.
     Peter Clare was elected as a Director in February 2005. Mr. Clare is currently a Partner and Managing Director of Carlyle, as well as head of Carlyle’s Global Aerospace, Defense, Technology and Business/Government Services group. Mr. Clare has been with Carlyle since 1992, and currently serves on the Boards of Directors of Aviall, Inc., Avio S.p.A., Standard Aero Holdings and Piedmont Holdings. Mr. Clare replaced Leslie Armitage who resigned as a Director in January 2005 to pursue other business interests in her continuing role at Carlyle and had been a Director since 2000.
     Allan Holt has been a Director since 2000. Mr. Holt has been a Partner and Managing Director of Carlyle, focused on U.S. buyout opportunities in aerospace, defense, government services and information technologies sectors since 1991. He is currently co-head of the U.S. Buyout group. Prior to joining Carlyle, Mr. Holt spent three and a half years with Avenir Group, Inc., an investment and advisory group that acquired equity positions in small and medium-sized companies and provided active management support to its acquired companies. He also serves on the Boards of Directors of Aviall, Inc. and several privately held companies.
     Ian Massey has been a Director since 2001. Mr. Massey has been a qualified management accountant since 1979. In September 2001, Mr. Massey joined Republic Financial Corporation as President of the Aircraft and Portfolio Group and was subsequently promoted to Executive Vice-President in September 2004 with added responsibility for the Private Equity Group of the company and Marketing & Communications. From January 1980 to December 1990, Mr. Massey served in a variety of financial positions with British Aerospace in the UK. From January 1991 to February 2001, Mr. Massey was Financial Controller of Airbus Industrie having been appointed by its Supervisory Board in January 1991. Mr. Massey joined the Board of Pinnacle Airlines as an independent director in January 2006.

     Adam Palmer has been a Director since 2000. Mr. Palmer has been a Partner and Managing Director of Carlyle, focused on U.S. buyout opportunities in the aerospace, defense and information technology sectors since 2004. Prior to joining Carlyle in 1996, Mr. Palmer was with Lehman Brothers focusing on mergers, acquisitions and financings for defense electronics and information services companies. Mr. Palmer also serves on the Boards of Directors of Piedmont Holdings, Standard Aero Holdings, Avio S.p.A., and US Investigations Services, Inc.
     David Squier has been a Director since 2000. In March 2006, Mr. Squier was elected as Chairman of the Board. Mr. Squier has been a consultant and advisor to Carlyle since 2000. He retired from Howmet Corporation in October 2000 where he served as President and Chief Executive Officer since 1992. As Chief Executive Officer, he was responsible for the operations of an organization with more than $1.5 billion in annual sales and some 29 manufacturing facilities in five nations. He is the Chairman of the Board of Directors of United Components, Inc. and Firth Rixson plc, and a Director of Avio SpA. In addition, Mr. Squier became a Director of Standard Aero Holdings in 2005. Mr. Squier had been a member of the Board of Directors of Howmet Corporation since 1987, until his retirement.
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
Committees of the Board of Directors
     We have 7 directors. Each director is elected to serve until a successor is elected.
     Audit committee. The audit committee reviews our various accounting, financial reporting and internal control functions and is directly responsible for the appointment, termination, compensation, and oversight of the work of the independent auditors (including the resolution of disagreements between management and the independent auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The audit committee participates in the review of certain plans and results of any selected independent public accountants, approves the scope of professional services provided by such independent public accountants and reviews the independence of the independent public accountants. The audit committee also reviews the adequacy of our internal accounting controls. The Board of Directors has designated Ian Massey as the audit committee financial expert. Ian Massey has been determined to be an independent director. Other directors on this committee are: Adam Palmer and Sam White.
     Compensation committee. The compensation committee is responsible for approving the compensation strategies for Vought and for determining the compensation of the executive officers. The compensation committee also administers any equity based compensation plans maintained by Vought. The current members are David Squier, Adam Palmer and Peter Clare.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     The following individuals served as members of the Compensation Committee of the Board of Directors during 2005: Pete Clare, David Squier, Allan Holt, Adam Palmer, Ken Cannestra, and Tom Risley. During 2005, Mr. Risley was an employee of the Company, serving as President and CEO. Mr. Risley did not vote on matters relating to his own compensation. No Company employees currently serve on the Compensation Committee.
Compensation of Directors
     The outside directors, Ian Massey, Sam White, and David Squier, each receive cash compensation of $20,000 per year. The outside directors also received 5,000 options for common stock shares and the opportunity to purchase an additional 5,000 shares for their service as members of the Board of Directors. We use the term outside directors to refer to directors who are not currently officers of Vought or Carlyle. All of the Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings and other work associated with their service on the Board of Directors. We do not maintain medical, dental or retirement benefits plans for these directors. The remaining directors, Allan Holt, Adam Palmer, Peter Clare and Elmer Doty, are employed by Carlyle or the Company, and are not separately compensated for their service as directors, but will be reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings and other work associated with their service on the Board of Directors.

Code of Ethics
     In accordance with SEC Rules, the Audit Committee and the Board have adopted the Code of Ethics that applies to the Board of Directors, Chief Executive Officer, Chief Financial Officer and Controller. The Board believes that these individuals must set an exemplary standard of conduct for the Company, particularly in the areas of accounting, internal accounting control, auditing and finance. The Code of Ethics sets forth ethical standards the designated officers must adhere to. The Code of Ethics is filed as Exhibit 14.1 to this Form 10-K and has been posted to the Company’s website (www.voughtaircraft.com).

Item 11. Executive Compensation
SUMMARY COMPENSATION TABLE
     The following table sets forth information with respect to compensation for services in all capacities beginning on January 1, 2003 paid to our President and Chief Executive Officer and our five other most highly compensated executive officers serving as executive officers of Vought.

		Annual Compensation			Long-Term Compensation
				Other	Restricted
				Annual	Stock	Securities Under-	All Other
			Bonus	Compensat-	Award(s)	Lying Options/	Compensation
Name and principal position	Year	Salary ($)	($)(1)	ion ($)(2)	($)	SARs (#)	($)(3)

Tom Risley (4)	2005	468,891	—	N/A	N/A	—	39,523
President, Chief Executive	2004	450,427	783,634	N/A	N/A	—	30,835
Officer and Director	2003	407,729	936,084	N/A	N/A	—	778,859

Lloyd Sorenson (5)	2005	280,500	214,500	N/A	N/A	—	792,803
Executive Vice President &	2004	—	—	N/A	N/A	—	—
Chief Financial Officer	2003	—	—	N/A	N/A	—	—

Vernon Broomall	2005	225,004	—	N/A	N/A	—	36,464
Vice President of Quality,	2004	221,651	183,969	N/A	N/A	—	30,169
Engineering & Technology	2003	200,044	224,689	N/A	N/A	—	209,733

Judith Northup (6)	2005	225,004	—	N/A	N/A	—	28,065
Vice President, Office of the	2004	224,739	185,345	N/A	N/A	—	25,461
President	2003	210,080	235,962	N/A	N/A	—	213,813

Erich Smith	2005	225,004	—	N/A	N/A	—	36,691
General Manager, Military ,	2004	215,491	193,601	N/A	N/A	—	31,740
Airbus, Regional & Business Jet	2003	180,024	202,203	N/A	N/A	—	190,643
Business Areas

William McKenna (7)	2005	225,004	—	N/A	N/A	—	153,689
Sr. Vice President, Operations	2004	221,651	186,721	N/A	N/A	—	28,393
	2003	200,044	—	N/A	N/A	—	208,702

(1)	Bonus information reflects the amount earned in each fiscal year, although amounts may be paid in the following fiscal year. This represents a change in presentation from previous reports, where we reported bonus information by the amount paid in each fiscal year.

(2)	Does not include perquisites and other personal benefits because the value of these items did not exceed the lesser of $50,000 or 10% of reported salary and bonus for any of the named executive officers.

(3)	For the years presented, “All Other Compensation” consists of matching contributions made under the 401(k) plan, and the life insurance premium we paid on behalf of our named executive officers, payouts for employment retention contracts, allowable relocation expenses and home sale, meals and lodging, dependent travel, reimbursable car expense and tax return preparation fees. Included for Mr. Sorenson are amounts paid pursuant to the previously disclosed terms of his offer of employment. Included for Mr. McKenna are amounts paid pursuant to his previously disclosed severance agreement.

(4)	As previously disclosed in Item 1.01 of Form 8-K filed with the U.S. Securities and Exchange Commission on February 6, 2006, Mr. Risley resigned as Chairman, President and Chief Executive Officer of the Company effective January 31, 2006. Elmer Doty assumed the position of President and Chief Executive Officer and became a Director of the Corporation on February 1, 2006.

(5)	Mr. Sorenson received a guaranteed minimum payout of annual incentive compensation in accordance with the previously disclosed terms of his employment offer.

(6)	Ms. Northup retired from the Company effective March 1, 2006.

(7)	As previously disclosed in Item 1.01 in Form 8-K filed with the U.S. Securities and Exchange Commission on November 1, 2005, Mr. McKenna ceased to be an officer of the Company effective October 26, 2005.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
     The following table summarizes pertinent information concerning individual grants of stock options to the Named Executive Officers in the fiscal year ended December 31, 2005, to purchase shares of common stock of Vought, including a theoretical potential realizable value at assumed rates of stock price appreciation during the option term.

Potential Realizable Value at
Assumed Annual Rates of
Stock Price Appreciation for
	Individual Grants				Option Term
	Number of Securities	Percent of Total
	Underlying	Options/SARs	Exercise Price
	Option/SARs	Granted to Employees	per Share	Expiration
Name	Granted (#)	in Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

Lloyd Sorenson	70,000	30.4%	32.33	3/1/2015	1,423,251	3,606,799
	90,000	39.1%	10.00	12/30/2015	474,312	1,202,001

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

	Years of Benefit Service
Average Annual
Compensation
(highest 3 years
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

     Compensation covered by the plans for executive officers is substantially equivalent to salary and bonuses as reflected in the Summary Compensation Table. Retirement benefits are limited to 50% of Average Annual Compensation, unless a greater benefit was accrued as of January 1, 1995. The retirement benefits shown in the table above are representative of benefits to be accrued under the plan formula in effect through December 31, 2005. For participants who earned benefit service under a prior plan formula, the retirement benefits will be different. The years of combined benefit service credited (under both the current and prior formulas) to each of the individuals named in the Summary Compensation Table as of December 31, 2005 are as follows: Mr. Risley, 37.5 years; Ms. Northup, 26.4 years; Mr. Broomall, 15.5 years; Mr. McKenna, 21.5 years; Mr. Smith 34.5 years; and Mr. Sorenson, 1.0 years. As previously disclosed in Item 1.01 of Form 8-K filed with the U.S. Securities and Exchange Commission on December 20, 2004, as part of his employment offer, Mr. Sorenson was granted an additional 10 years of benefit service under the Company’s Supplemental Retirement Plans. The benefits shown in the table above are calculated on a straight life annuity basis at selected compensation levels and years of service reflected in the table above. The listed benefits are not subject to any reduction for Social Security benefits or other offset amounts. Benefits accrued under certain prior plan formulas are subject to offsets, including offsets for social security benefits.
     The Company previously announced benefit changes to the Pension Plan and the Supplemental Retirement Plans, effective January 1, 2006, which included a reduced pension accrual rate, a freezing of benefits for employees with less than five years of vesting service as of January 1, 2006, and elimination of participation in the plans for employees hired after October 1, 2005.
Employment Contracts and Change-in-Control Arrangements
     On March 29, 2006, the Company entered into an employment agreement with Mr. Elmer Doty, who began serving as Chief Executive Officer of the Company on February 1, 2006. The initial term of that employment agreement extends through December 31, 2006, and is subject to automatic extension for one-year periods unless timely notice of non-renewal is provided. The agreement provides for the payment of a base salary of $500,000 and a performance-based bonus in an amount not to exceed 150% of base salary (and a minimum bonus payable for 2006 of not less than $500,000, subject to exceptions). The agreement also provides for the payment of a series of relocation bonuses totaling $450,000 over the course of the calendar year 2006, and the reimbursement of certain amounts for financial and tax planning and certain temporary living and commuting expenses. The agreement also provides for a grant of an option for 250,000 shares of Company common stock at an initial strike price of $10.00 per share, which is greater than the current fair market value of the Company’s common stock. One quarter of the shares under option will vest in equal parts over each of the next four years, and the remaining three-quarters of the shares under option will vest based on the Company’s meeting financial targets each year over the next four years. The agreement also gives Mr. Doty the right to purchase additional shares of the Company’s common stock at fair market value in an amount to be determined by the Company. The agreement provides that the Company will work with Mr. Doty to develop a compensation program, subject to Board approval, designed to compensate him for pension benefits and other compensation forfeited by Mr. Doty as a result of his termination of employment with his previous employer. The agreement provides for the payment of severance to Mr. Doty in the event his employment is terminated by the Company without “cause” or if he resigns for “good reason,” as those terms are defined in the agreement. The severance consists of one year’s base salary and one year’s medical insurance premiums for Mr. Doty and his spouse and dependents.
     On March 29, 2006, the Company entered into an agreement with Lloyd R. Sorenson (“Mr. Sorenson”) extending the term of its previous severance agreement with Mr. Sorenson (Exhibit 10.5 to our Annual Report on Form 10-K filed with the SEC on March 30, 2005) through December 31, 2006.
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
     The Company adopted an Employee Stock Purchase Plan in 2000, which provides certain employees and independent directors the opportunity to purchase shares of the Company’s stock at its estimated fair value. Certain employee stock purchases were eligible for financing by the Company through stockholder notes. Those notes provide for loan amounts, including interest at 6.09%, to become due after 7 years, or upon specified events occurring. During 2000, 95,335 shares were sold to employees for cash and 227,605 shares were sold for notes at a price of $10 per share. During 2001, 123,025 shares were sold to employees for cash and 5,000 shares were sold for notes at a price of $10 per share. During 2002, 5,000 shares were sold for cash at a price of $10 per share. No shares have been sold through the plan since 2002. As previously disclosed in various filing with the U.S. Securities and Exchange Commission during 2005, a total of 145,860 shares were repurchased in connection with the departure of certain executives and directors, with such shares being retired by the Company. Those transactions also included the forgiveness of $1.0 million of the above-described indebtedness, plus interest accrued thereon and the repayment of an additional $0.2 million of the above-described indebtedness, plus accrued interest.
Executive Compensation Policy
     The Company provides an integrated executive compensation program designed to attract and retain strong business leaders; provide total compensation that is competitive within the aerospace and defense market; and to motivate the executive team by linking compensation to individual and Company performance.
     The Company’s executive compensation program consists of the following integrated elements:
•	Base Salary

•	Annual Incentives

•	Stock Plans
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
     Annual Incentive
     Annual incentive compensation is designed to align executive compensation with Company performance as measured by certain key criteria. These are the same criteria utilized to determine incentive compensation for the balance of the organization. Individual target levels for each executive are based upon the individual’s current position responsibilities and participation in the success of the Company and the anticipated contribution in future years. For 2005, the incentive compensation pay was determined by the Company’s ability to achieve its annual operating plan targets, and to meet or exceed certain cost, quality and schedule metrics.
     In general, the combination of incentive compensation and base salary are designed to compensate executive officers at, or just above, market for achieving annual operating plan performance levels.
     Annual Incentive Compensation For Executive Officers in 2005
     There was no payout of annual incentive compensation based upon Company performance in 2005. Mr. Sorenson received a guaranteed minimum payout of annual incentive compensation in accordance with the previously disclosed terms of his employment offer.

     Stock Plans
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
     Stock Option grants are not awarded to executives on an annual basis. Stock Option grants, that vest over time, were awarded to executives in 2001, with the size of the award determined by the scope of the individual executive’s responsibilities, and the individual’s potential for contributing to the success of the Company. Following that initial grant of awards, additional grants have been awarded from time to time to reflect increases in position responsibilities or for other unique events.
     Stock Option Awards to Executive Officers in 2005
     As previously disclosed in Item 5.02 of Form 8-K filed with the U.S. Securities and Exchange Commission on December 20, 2004, upon the commencement of his employment, Skip Sorenson was awarded an option for 70,000 shares of Company common stock. In addition, on December 30, 2005, Mr. Sorenson was awarded an Option for an additional 90,000 shares, with such shares immediately vested upon the date of grant. All Options were granted at fair market value at the time of the grant.
     Compensation of the CEO in 2005
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
     As with other Company executive employees, Mr. Risley was not paid any annual incentive compensation based upon Company performance in 2005.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information as of March 17, 2006, with respect to the beneficial ownership of our capital stock by:
•	each person known to us to own beneficially more than 5% of the capital stock;

•	each of our directors;

•	each of our executive officers named in the summary compensation table; and

•	all such directors and executive officers as a group.
     The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.
     Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of capital stock.

     The address of each of the directors and executive officers listed below is c/o Vought Aircraft Industries, Inc., 9314 West Jefferson Boulevard M/S 2-01, Dallas, Texas 75211.

	Beneficial Ownership of
	Vought Aircraft Industries, Inc.
		Percentage of
		Outstanding
Name of Beneficial Owner	Number of Shares	Capital Stock
TCG Holdings, L.L.C. (1)	24,210,220	98.0%
Peter Clare	—	*
Allan Holt	—	*
Ian Massey (2)	10,000	*
Adam Palmer	—	*
David Squier (3)	10,000	*
Sam White (4)	6,000	*
Vernon Broomall (5)	135,180	*
Erich Smith (6)	60,220	*
Lloyd R. “Skip” Sorenson (7)	128,500	*
All directors and executive officers as a group (9 persons) (8)	349,900	1.4%

*	Denotes less than 1.0% beneficial ownership.

(1)	Includes 2,113,524 shares held by Carlyle Partners II, L.P., a Delaware limited partnership, 16,158,770 shares held by Carlyle Partners III, L.P., a Delaware limited partnership, 1,780,100 shares held by Carlyle International Partners II, L.P., a Cayman Islands limited partnership, 95,738 shares held by Carlyle International Partners III, L.P., a Cayman Islands limited partnership, 494,730 shares held by CP III Coinvestment, L.P., a Delaware limited partnership, 96,334 shares held by Carlyle SBC Partners II, L.P., a Delaware limited partnership, 401,371 shares held by C/S International Partners, a Cayman Islands limited partnership, 821,152 shares held by Florida State Board of Administration, 2,052 shares held by Carlyle Investment Group, L.P., a Delaware limited partnership, 114,709 shares held by Carlyle-Contour Partners, L.P., a Cayman Islands limited partnership, 26,405 shares held by Carlyle-Contour International Partners, L.P., a Delaware limited partnership, 659,948 shares held by Carlyle-Aerostructures Partners, L.P., a Cayman Islands limited partnership, 505,511 shares held by Carlyle-Aerostructures Partners II, L.P., a Delaware limited partnership, 261,992 shares held by Carlyle-Aerostructures International Partners, L.P., a Delaware limited partnership, 77,884 shares held by Carlyle-Aerostructures Management, L.P., a Delaware limited partnership and 600,000 shares held by Carlyle High Yield Partners, L.P., a Delaware limited partnership (collectively, the “Investment Partnerships”). TC Group, L.L.C. (which generally does business under the name of The Carlyle Group) is the sole member of TC Group III, L.L.C., which itself is the sole general partner of TC Group III, L.P., which is the sole general partner of Carlyle Partners III, L.P. and CP III Coinvestment, L.P., and, in such capacity, TC Group, L.L.C. exercises investment discretion and control over the shares held by these Investment Partnerships. TC Group, L.L.C. is also the sole member of TCG High Yield Holdings, L.L.C., which itself is the sole member of TCG High Yield, L.L.C., the sole general partner of Carlyle High Yield Partners, L.P. In such capacity, TC Group L.L.C. exercises investment discretion and control over the shares held by Carlyle High Yield Partners, L.P. TC Group, L.L.C. is also the sole member of TC Group II, L.L.C., which itself is the sole general partner of Carlyle Partners II, L.P. and Carlyle Partners SBC II, L.P. and the general partner of Carlyle International Partners II, L.P., Carlyle International Partners III, L.P. and C/S International Partners, and, in such capacity, TC Group, L.L.C. exercises investment discretion and control over the shares held by these Investment Partnerships. TC Group, L.L.C. also serves as the managing member of the investment manager for the Florida State Board of Administration and as the general partner for the remaining Investment Partnerships, and, in such capacities, TC Group, L.L.C. exercises investment discretion and control over the shares held by these Investment Partnerships. TCG Holdings, L.L.C., a Delaware limited liability company, is the sole managing member of TC Group, L.L.C., and, in such capacity, exercises investment discretion and control of the shares beneficially owned by TC Group, L.L.C. TCG Holdings, L.L.C. is managed by a three-person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. The members of the managing board are William E. Conway, Jr., Daniel A. D’Aniello and David Rubenstein, all of whom disclaim beneficial ownership of these shares.

(2)	Includes 5,000 currently exercisable stock options.

(3)	Includes 5,000 currently exercisable stock options.

(4)	Includes 5,000 currently exercisable stock options.

(5)	Includes 52,600 currently exercisable stock options.

(6)	Includes 52,600 currently exercisable stock options.

(7)	Includes 128,500 currently exercisable stock options.

(8)	Includes 248,700 currently exercisable stock options.
Item 13. Certain Relationships and Related Transactions
The Transactions
     Vought completed the acquisition of Holdings and its wholly owned subsidiary, Aerostructures, on July 2, 2003. Aerostructures operated as a wholly owned subsidiary of Vought from the date of the Aerostructures Acquisition until it merged with and into Vought on January 1, 2004. In exchange for 100% of the outstanding common and preferred stock of Holdings, Vought issued 6,966,346 shares of common stock as stock consideration to Holdings’ stockholders that represented 27.5% of the fully diluted equity of the combined company. The stock consideration value of $230.0 million was based upon an estimated fair value of $32.33 per share of each share of Vought common stock. Additional consideration of $2.4 million was provided based upon the fair value of vested Aerostructures stock options that were exchanged for Vought stock options. These determinations were made by the Boards of Directors of both companies in consultation with their respective advisors.
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
     As previously disclosed in Item 1.01 of Form 8-K filed with the U.S. Securities and Exchange Commission on September 8, 2005, upon the resignation from the Board of Thomas Corcoran (“Mr. Corcoran”), the Company entered into an agreement with Mr. Corcoran concerning satisfaction of his compensation in connection with his service on the Board in addition to an agreement to repurchase his equity interest in the Company.
     As previously disclosed in Item 1.01 of Form 8-K filed with the U.S. Securities and Exchange Commission on September 8, 2005, upon the resignation from the Board of Kenneth Cannestra (“Mr. Cannestra”), the Company entered into an agreement with Mr. Cannestra concerning satisfaction of his compensation in connection with his service on the Board as well as an acceleration of the vesting of his stock options.
     Upon the retirement in the first quarter of 2006 of Tom Risley (“Mr. Risley”), the Company’s former Chief Executive Officer, the Company entered into an agreement with Mr. Risley regarding the terms of his separation from service on January 31, 2006. Terms of the agreement include, among other things, arrangements with respect to Mr. Risley’s elections under the Company’s non-qualified pension plan, an extension of the expiration date of Mr. Risley’s stock options to December 31, 2006, and the repayment of the cost of continuation of Mr. Risley’s participation in the Company’s group health benefits for a period of one year. The company also entered into a consulting agreement with Mr. Risley for a minimum fee of $36,000 plus expenses, with a total payout plus expenses not to exceed $200.000.
     The consulting agreement with one former officer (Margo Parker) pursuant to which she provided consulting services to us on various strategic matters expired on December 31, 2005.
     Indebtedness of Management. The Company adopted an Employee Stock Purchase Plan, which provides certain employees and independent directors the opportunity to purchase shares of the Company’s stock at its estimated fair value. Certain employee stock purchases are eligible for financing by the Company through stockholder notes. Stockholder loans, including interest at 6.09%, are due after 7 years, or upon specified events occurring. On October 24, 2000, 227,605 shares were sold for notes at a price of $10 per share. During 2001, 5,000 shares were sold for notes at a price of $10 per share. As previously disclosed in Item 1.01 of Form 8-K filed with the U.S. Securities and Exchange Commission on November 1, 2005, the outstanding loan to William McKenna was paid in full. During the third quarter of 2005, Cletus Glasner paid his loan in full. Additionally, as previously disclosed in Exhibit 10.5 of Form 10-Q filed with the U.S. Securities and Exchange Commission on November 9, 2005 and Item 1.01 of form 8-K filed with the U.S. Securities and Exchange Commission on September 29, 2005, the indebtedness (including all accrued interest) of Gordon Williams and William McMillan was forgiven. The principal amounts shown below have been outstanding for the entire 2005 fiscal year. The table below shows the outstanding balances of loans held by Executive Officers, Directors or any of their immediate family members:

	Outstanding Stockholder Loans at March 17, 2006
		Principal
	Number of	Amount of	Accrued Interest
Name of Debtor	Shares	Loan	Charges
Vernon Broomall Vice President & Chief Technology Officer	32,580	$325,800	$126,406
Steve Davis General Manager, Boeing Commercial Business Area	7,996	79,960	31,023
Erich Smith General Manager, Military Business Area and Airbus, Regional & Business Jets	7,620	76,200	29,565
Bruce White Vice President, General Counsel & Secretary	15,019	150,190	58,272
All other debtors	46,871	468,710	181,853

Total loans outstanding at March 17, 2006	110,086	$1,100,860	$427,119

Relationships
     Terry Reasner, the son-in-law of Gordon Williams, a former Officer and Director of the Company, was employed by the Company as Director of Operations Integration during the fiscal year ended December 31, 2005 at a base salary and cash bonus totaling $163,704.
     Sterling White, the son of Sam White, a Director of the Company, was employed by the Company as an Assembly Manager during the fiscal year ended December 31, 2005 at a base salary of $75,798.
Item 14. Principal Accountant Fees and Services

	Fiscal Year Ended
	December 31,
	2005	2004
	($ in thousands)
Audit Fees	$1,170.9	$1,294.5
Audit-related fees (1)	598.2	176.6
Tax fees (2)	273.6	280.3
All Other Fees	—	—

Total (3)	$2,042.7	$1,751.4

(1)	Related primarily to audits of employee benefit plans, accounting consultations and consultations related to the Sarbanes-Oxley Act of 2002, and due diligence procedures associated with potential acquisitions.

(2)	Related primarily to tax compliance, tax advice and tax planning.

(3)	Of the fees listed above approved by the Audit Committee, none were approved based on waiver of pre-approval under Rule 2-01(c)(7)(i)(c).
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
     The Audit Committee has responsibility for appointing, setting compensation and overseeing the work of independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve audit and permissible non-audit services provided by the independent auditor.
     In connection with the engagement of the independent auditor for the 2006 fiscal year, the Audit Committee pre-approved the services listed below by category of service, including the pre-approval of fee limits. The Audit Committee’s pre-approval process by category of service also includes a review of specific services to be performed and fees expected to be incurred within each category of service. The term of any pre-approval is 12 months from the date of the pre-approval, unless the Audit Committee specifically provides for a different period. Fees for any of the above services that will exceed the pre-approval fee limits must be separately approved by the Audit Committee. During fiscal 2006, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires separate pre-approval before engaging the independent auditor.
     The services pre-approved by the Audit Committee to be performed by our auditor during our fiscal year 2006, included the following:
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
10.1
Credit Agreement, dated as of December 22, 2004, by and among Vought Aircraft Industries, Inc., as borrower, certain subsidiaries of Vought Aircraft Industries, Inc., as guarantors, certain Financial Institutions, as lenders, Lehman Commercial Paper Inc., in its capacity as administrative agent and in its capacity as collateral agent, JPMorgan Chase Bank, N.A., in its capacity as syndication agent and Goldman Sachs Credit Partners, L.P., as Documentation Agent. (Portions of this exhibit have been redacted in connection with our application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.) Incorporated by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (Registration No. 333-112528), filed with the SEC on March 30, 2005.

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

10.5
Severance Agreement between Vought Aircraft Industries, Inc. and Lloyd R. “Skip” Sorenson, dated December 6, 2004. Incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (Registration No. 333-112528), filed with the SEC on March 30, 2005.

10.6*		Agreement dated March 29, 2006 regarding the extension of the Severance Agreement between Vought Aircraft Industries, Inc. and Lloyd R. “Skip” Sorenson.

10.7*		Employment Agreement between Vought Aircraft Industries, Inc. and Elmer Doty dated March 29, 2006.

14.1
Code of Ethics for the Board of Directors, Chief Executive Officer, Chief Financial Officer and Controller. Incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (Registration No. 333-112528), filed with the SEC on March 30, 2005.

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

Vought Aircraft Industries, Inc.

March 30, 2006	/s/ ELMER DOTY

(Date)	Elmer Doty
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ ELMER DOTY	President, Chief Executive Officer and Director	March 30, 2006
Elmer Doty

/s/ Lloyd R. “Skip” Sorenson	Executive Vice President and Chief Financial Officer	March 30, 2006
Lloyd R. “Skip” Sorenson

/s/ David Squier	Director	March 30, 2006
David Squier

/s/ Peter Clare	Director	March 30, 2006
Peter Clare

/s/ Allan Holt	Director	March 30, 2006
Allan Holt

/s/ Ian Massey	Director	March 30, 2006
Ian Massey

/s/ Adam Palmer	Director	March 30, 2006
Adam Palmer

/s/ Sam White	Director	March 30, 2006
Sam White