Form 10-Q
period 2006-03-26
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2006-05-10
CIK 1278061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at May 5, 2006 was 24,738,665.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Vought Aircraft Industries, Inc.
Condensed Consolidated Balance Sheets
($ in millions)

	March 26,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14.4	$10.1
Accounts receivable	104.8	90.8
Inventories	366.9	340.1
Other current assets	10.4	7.4
Total current assets	496.5	448.4
Property, plant and equipment, net	514.8	485.1
Goodwill, net	527.7	527.7
Identifiable intangible assets, net	76.4	79.1
Debt origination costs, net and other assets	18.8	21.5

Total assets	$1,634.2	$1,561.8

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable, trade	$131.7	$121.9
Accrued and other liabilities	64.4	69.0
Accrued payroll and employee benefits	34.8	35.5
Accrued post-retirement benefits-current	53.4	53.4
Accrued pension-current	40.4	36.8
Current portion of long-term bank debt	4.0	4.0
Capital lease obligation	0.7	0.8
Accrued contract liabilities	310.2	216.0
Total current liabilities	639.6	537.4

Long-term liabilities:
Accrued post-retirement benefits	498.1	496.5
Accrued pension	444.6	441.2
Long-term bank debt, net of current portion	417.0	417.0
Long-term bond debt	270.0	270.0
Long-term capital lease obligation	1.1	1.2
Other non-current liabilities	188.3	171.5

Total liabilities	2,458.7	2,334.8

Stockholders’ deficit:
Common stock, par value $.01; 50,000,000 shares authorized, 24,711,373 issued and outstanding in 2006 and 2005	0.3	0.3
Additional paid-in capital	411.4	411.4
Shares held in rabbi trust	(1.6)	(1.6)
Stockholders’ loans	(1.1)	(1.1)
Accumulated deficit	(656.1)	(604.6)
Accumulated other comprehensive loss	(577.4)	(577.4)

Total stockholders’ deficit	$(824.5)	$(773.0)

Total liabilities and stockholders’ deficit	$1,634.2	$1,561.8

See accompanying notes

Vought Aircraft Industries, Inc.
Condensed Consolidated Statements of Operations
($ in millions) (Unaudited)

	For the Three Months
	Ended
	March 26,	March 27,
	2006	2005
Net sales	$322.8	$269.8

Costs and expenses
Cost of sales	284.5	240.6
Selling, general and administrative expenses	73.4	67.5

Total costs and expenses	357.9	308.1

Operating loss	(35.1)	(38.3)

Other income (expense)
Interest income	0.3	0.7
Equity in earnings (loss) of joint venture	(1.7)	(0.1)
Interest expense	(15.0)	(12.1)

Loss before income taxes	(51.5)	(49.8)

Income taxes	—	—

Net loss	$(51.5)	$(49.8)

See accompanying notes

Vought Aircraft Industries, Inc.
Condensed Consolidated Statements of Cash Flows
($ in millions) (Unaudited)

	For the Three Months Ended
	March 26,	March 27,
	2006	2005
Operating activities
Net loss	$(51.5)	$(49.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14.3	18.6
Equity in losses of joint venture	1.7	0.1
Loss from asset sales	0.1	0.5
Changes in current assets and liabilities:
Accounts receivable	(14.0)	6.8
Inventories, net of advances and progress billings	(26.6)	(50.5)
Other current assets	(3.0)	(0.4)
Accounts payable, trade	9.8	(21.3)
Accrued payroll and employee benefits	(0.7)	(3.9)
Accrued and other liabilities	(1.0)	(9.1)
Accrued contract liabilities	94.2	105.3
Other assets and liabilities—long-term	5.6	19.9

Net cash provided by operating activities	28.9	16.2

Investing activities
Capital expenditures	(40.8)	(6.3)

Net cash used in investing activities	(40.8)	(6.3)

Financing activities
Proceeds from short-term bank debt	65.0	—
Payments on short-term bank debt	(65.0)
Payments on capital leases	(0.2)	(0.2)
Proceeds from governmental grants	16.4	0.6

Net cash provided by (used in) financing activities	16.2	0.4

Net increase (decrease) in cash and cash equivalents	4.3	10.3
Cash and cash equivalents at beginning of period	10.1	128.9

Cash and cash equivalents at end of period	$14.4	$139.2

See accompanying notes

VOUGHT AIRCRAFT INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 26, 2006
Note 1 – Organization and Basis of Presentation
     Vought Aircraft Industries, Inc. and its wholly owned subsidiaries, VAC Industries, Inc., Vought Commercial Aircraft Corporation and Contour Aerospace Corporation (“Contour”) are herein referred to as the “Company” or “Vought.” We are one of the largest independent manufacturers of aerostructures for commercial, military and business jet aircraft in the world. We develop and manufacture fuselages, wings and wing assemblies, empennages (which are tail assemblies comprised of horizontal and vertical stabilizers, elevators and rudders), aircraft doors, nacelle components (which are the structures around engines) and control surfaces (such as rudders, spoilers, ailerons and flaps) as well as rotorcraft cabins and substructures. These aerostructures are subsequently integrated by our customers into a wide range of commercial, military and business jet aircraft manufactured by some of the world’s leading aerospace companies. We also provide our customers with testing, logistics and engineering services. Our customers are the leading prime manufacturers of commercial, military and business jet aircraft, including Airbus S.A.S. (“Airbus”), Bell Helicopter Textron, Inc. (“Bell Helicopter”), The Boeing Company (“Boeing”), Gulfstream Aerospace Corp., a General Dynamics Company (“Gulfstream”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop Grumman”), Sikorsky Aircraft Corporation, a United Technologies Company (“Sikorsky”), among others, and the U.S. Air Force (“Air Force”). We generated net sales of $322.8 million for the three months ended March 26, 2006. Our Corporate office is in Dallas, Texas, and production work is performed at sites in Hawthorne and Brea, California; Dallas and Grand Prairie, Texas; Milledgeville, Georgia; Everett, Washington; Nashville, Tennessee; Stuart, Florida and soon, North Charleston, South Carolina. We are building a plant in North Charleston, South Carolina to manufacture and assemble primarily composite structures for the Boeing 787. Construction of the plant was started in February 2005 and will be completed later this year.
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 26, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2006 presentation.
     The consolidated balance sheet at December 31, 2005 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.

Note 2 – New Accounting Pronouncements
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
     In December 2004, the FASB issued SFAS No. 123R, “Share-based Payments.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Prior to 2006, the Company accounted for stock option grants using the intrinsic value method. Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the standard. Allowable valuation models include a binomial model and the Black-Scholes-Merton model. At the present time, the Company is continuing to use the Black-Scholes model. The Company adopted SFAS 123R at the beginning of the first quarter of fiscal 2006, applying the “modified prospective application,” which requires the Company to value stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the stock option’s remaining vesting period. This resulted in the Company expensing $6,335 in the first quarter of fiscal 2006, which would previously have been presented in a pro forma footnote disclosure. The Company expects this expense to approximate $25,420 for fiscal 2006.
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement became effective for the Company in January 2006 and it did not have a material impact.
Note 3 – Stock-Based Compensation
     During 2001, the Company adopted the Amended and Restated Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years; however, most options had vested as of December 31, 2005 due to cash flow performance and certain financial targets being met. The incentive options granted to Company employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At March 26, 2006, options granted, and outstanding from the 2001 Stock Option Plan to employees and directors amounted to 1,221,600 shares of which 1,048,000 are vested and exercisable.
     In connection with the acquisition of Aerostructures in 2003, Vought assumed a similar stock option plan maintained by Aerostructures (the “2003 Stock Option Plan”). Outstanding options granted under that plan, which had been fully vested pursuant prior to the acquisition, were exchanged for 217,266 Vought stock options. No new options have been granted under the 2003 Stock Option Plan. At March 26, 2006, options granted and outstanding from the 2003 Stock Option Plan amounted to 206,022, and all are fully vested.

     In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” Prior to 2006, the Company accounted for stock option grants using the intrinsic value method. During the fourth quarter of 2005, the Company recorded stock compensation income of $6.4 million, included in general and administrative expense, to reflect the impact of an estimated decrease in the fair value of the Company’s common stock, related to non-recourse notes previously issued to officers for stock purchases and decreased deferred compensation liability for the Company’s rabbi trust.
     Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes-Merton model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the stock options remaining vesting period. This resulted in the Company expensing $6,335 in the first quarter of fiscal 2006.
     The following schedule reflects the impact on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123R, Accounting for Stock Based Compensation, to stock based employee compensation:

	Three months ended
	March 26,	March 27,
	2006	2005
	($ in millions)
Reported net loss	$(51.5)	$(49.8)
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods	—	(0.5)

Pro forma net loss	$(51.5)	$(50.3)

     In the first quarter of fiscal 2006 and 2005, the Company recognized stock compensation costs of $6,335 and $0, respectively. The remaining unrecognized compensation cost related to unvested awards at March 26, 2006, approximated $177,000 and the weighted-average period of time over which this cost will be recognized is 7.4 years.
     The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following assumptions used for grants issued in the first quarter of 2005 (there were no option grants in the first quarter of 2006):

2005
Expected dividend yield	0%
Risk free interest rate	3.9%-4.3%
Expected life of options	6 years

     The following table summarizes stock options outstanding as of March 26, 2006 as well as activity during the first quarter then ended:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding at December 31, 2005	1,507,129	$13.17
Options granted	—	—
Options forfeited	(79,507)	10.00
Options exercised	—	—

Options outstanding at March 26, 2006	1,427,622	$13.35

Options exercisable at March 26, 2006	1,254,022	$12.28

Weighted average remaining contractual life at March 26, 2006	5.49 years

     As of March 26, 2006, there is no intrinsic value related to the options outstanding and shares exercisable as the valuation analysis conducted in 2005 yielded a value of less than $10 per share which is below the exercise price of any option currently outstanding or exercisable. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).
     The Company adopted an Employee Stock Purchase Plan, which provides certain employees and independent directors the opportunity to purchase shares of the Company’s stock at its estimated fair value. Certain employee stock purchases were eligible for financing by the Company through non-recourse stockholder notes. Non-recourse stockholder loans, including interest at 6.09%, are due after 7 years, or upon specified events occurring. On October 24, 2000, 227,605 shares were sold for non-recourse notes at a price of $10 per share. As of March 26, 2006 there are 110,086 shares outstanding subject to non- recourse shareholder notes. Under SFAS 123R, we are required to treat these shares purchased with non-recourse notes as options and amortize the fair value of those options over their anticipated life. In calculating the fair value of these options, we determined that based on the risk free rate on the date of grant and the interest rate of the notes, that there was no positive fair value at the date of grant.
     The weighted average grant date fair value of stock options granted during the first quarter of 2005 was $6.66 (there were no stock option grants in the first quarter of 2006).
     There were no stock options exercised modified or settled in the first quarter of 2005 or 2006.
Stock Repurchase Program
     The Company does not currently have a formal stock repurchase program. The Board of Directors has approved the repurchase of outstanding common stock of certain individuals on a case by case basis. There were no shares repurchased in the first quarter of 2006.

Note 4 – Restructuring
     On February 26, 2004, the Company announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. The Company received a $35 million grant from the Texas Enterprise Fund in April 2004. The consolidation plan, as originally designed, would renovate and modernize the Dallas facilities and would close the Nashville and Stuart sites and reduce the size of the Hawthorne site.
     In December 2005, the Company announced its intention to keep the Nashville and Stuart facilities open to support certain programs whose future deliveries did not justify the costs to move the programs to Dallas.
     Pursuant to the original plan to close the Nashville and Stuart facilities, the Company had previously offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,300 employees at these facilities. As a result of the December 2005 announcement to keep these facilities open, we reduced our original estimates of what we believe these employee benefits will cost. Even though these facilities will remain open, certain costs will continue to be incurred as certain employees have elected to retain their previous elections regarding retention termination and relocation benefits. For non-union employees, we estimate the total cost for severance termination benefits to be approximately $2.5 million, which has been fully recorded as a liability as of March 26, 2006. Of this amount, approximately $0.9 million has been paid out as of March 26, 2006. The Company estimates total costs associated with employee severance/retention termination benefits for non-union employees to be $1.8 million, which is being recognized ratably over the original employee retention period. As of March 26, 2006, $1.7 million has been recorded as a liability for employee retention benefits, of which approximately $0.8 million has been paid out for non-union employee retention benefits.
     The following table is a roll-forward of the amounts accrued for the restructuring liabilities discussed above, which are included in accrued and other liabilities:

Accrued
Restructuring
Reserve – Stuart and
Nashville Sites
($ in millions)
Balance December 31, 2004	$7.3
Restructuring liabilities recognized	2.1
Restructuring liabilities reversed	(5.6)
Expenditures	(1.1)

Balance December 31, 2005	$2.7
Restructuring liabilities recognized for the three months ended March 26, 2006	—
Expenditures for the three months ended March 26, 2006	(0.2)

Balance March 26, 2006	$2.5

     See Note 7 — Pension and Other Post-Retirement Benefits for further discussion of the effects of the restructuring on the pension and other post-employment benefits at the Nashville and Stuart facilities.
     Previously, 460 out of the 1,300 employees had elected to relocate to Dallas. Approximately 164 have relocated as of March 26, 2006. Based on the latest plans to keep these locations open, we estimate that approximately 33 more employees will transfer in the future, the scheduling of which will be based on operational and administrative factors. The Company estimates that the total relocation costs associated with transferring employees will be approximately $5.4 million, which have and will be recognized as incurred. During the first three months of 2006, the Company incurred approximately $0.2 million of the relocation expense and has incurred a total of $4.5 million since restructuring activities began in fiscal 2004.
     In June 2005, the Company signed a contract for the sale of the Hawthorne facility and closed on that contract in July 2005. Based on the contractual sales price, costs to sell, and other terms of the contract, the Company recorded an impairment charge to operating income of $5.9 million in June 2005. Concurrent with closing the sale, the Company signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five-year renewal options. Due to certain contractual obligations, which require Vought’s continuing involvement in the facility, this transaction has been recorded as a financing transaction and not as a sale. Consequently, these assets will remain on our balance sheet within property, plant and equipment, net. The cash received in July 2005 of $52.6 million is recorded as a deferred liability on our balance sheet in other non-current liabilities. Depreciation will continue to be recognized on these assets and the lease payments will be amortized as interest expense. As of March 26, 2006, the future minimum lease payments for the initial lease term are $11.8 million. As of March 26, 2006, $3.1 million in lease payments have been recognized as interest expense. When the aforementioned contractual obligations have been satisfied, a sale will be recognized and a gain will be recorded equal to the excess of the deferred liability over the net book value of the assets at the date of sale.
     The restructuring and other related charges are or will be recorded to contract costs. In accordance with Statement of Position (SOP) 81-1, the total additional costs associated with the planned facility closures for relocation, termination and retention benefits, accelerated depreciation, and pension and other post-employment benefits (“OPEB”) were considered in the Company’s estimated costs at completion for contracts at each site. As a result of including the estimated restructuring costs in each facility’s contracts, the Company recorded charges to cost of sales in the amount of $0.8 million for the three months ended March 26, 2006. The Company has recorded a total charge to cost of sales of $43.5 million since restructuring activities began in fiscal 2004.
     During 2001, the Company finalized and approved a restructuring plan designed to reduce the Company’s infrastructure costs by closing its Perry, Georgia facility and relocating the facility’s production effort to the Stuart, Florida site. At December 31, 2001, the Company had accrued $12.6 million related to costs on non-cancelable lease payments and maintenance, after the anticipated closure date for the Perry facility. The closure of Perry was completed at the beginning of the third quarter of 2002. Subsequent to the closure, the Company has recorded $7.3 million of lease payments and maintenance against the accrual. The remaining non-cancelable lease payments and maintenance extend to 2007.

     The following is a rollforward of amounts accrued for restructuring at the Perry site and are included in accrued and other liabilities:

Accrued Restructuring
Reserve Perry Site
($ in millions)
Balance December 31, 2003	$9.5
Cash expenditures	(1.9)

Balance December 31, 2004	$7.6
Cash expenditures	(1.9)

Balance December 31, 2005	$5.7
Cash expenditures for the three months ended March 26, 2006	(0.4)

Balance March 26, 2006	$5.3

Note 5 – Inventories
     Inventories consisted of the following:

	March 26,	December 31,
	2006	2005
	($ in millions)
Production costs of contracts in process	$540.1	$529.8
Finished goods	33.7	22.8
Less: unliquidated progress payments	(206.9)	(212.5)

Total inventories	$366.9	$340.1

     As of March 26, 2006 and December 31, 2005, we classified $212.6 million and $125.9 million, respectively, of advances and progress payments as accrued contract liabilities on our balance sheet.
Note 6 – Goodwill and Intangible Assets
     Under SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is no longer amortized but is subject to annual impairment tests which are performed in the fourth quarter. The Company completed its annual impairment analysis based on the discounted future cash flow method. Nothing has come to the Company’s attention in the first three months of fiscal 2006 that would cause the Company to change its assessment of goodwill.
     Intangible assets consisted of the following:

	March 26,	December 31,
	2006	2005
	($ in millions)
Programs and contracts	$137.3	$137.3
Pension asset	19.1	19.1
Less: accumulated amortization	(80.0)	(77.3)

Identifiable intangible assets, net	$76.4	$79.1

     Scheduled remaining amortization of identifiable intangible assets is as follows as of March 26, 2006:

($ in millions)
2006	$8.1
2007	10.0
2008	8.9
2009	8.9
2010	6.0
Thereafter	15.4

$57.3

Note 7 – Pension and Other Post-retirement Benefits
     The components of net periodic benefit cost for the Company’s pension plans and other post-retirement benefit plans were as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 26,	March 27,
Pension Benefits	2006	2005
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$6.2	$7.8
Interest cost	26.2	25.8
Expected return on plan assets	(28.8)	(29.3)
Amortization of (gains) or losses	14.3	13.8
Prior service cost recognized	—	—
Amortization of prior service cost	0.8	0.7

Net periodic benefit cost	$18.7	$18.8

Defined contribution plan cost	$1.8	$1.7

	Three	Three
	Months	Months
	Ended	Ended
	March 26,	March 27,
Other Post-retirement Benefits	2006	2005
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$1.5	$1.8
Interest cost	8.5	9.7
Expected return on plan assets	—	—
Prior service cost recognized	—	—
Amortization of prior service cost	(2.5)	0.6
Amortization of net (gain)/loss	3.5	2.7

Net periodic benefit cost	$11.0	$14.8

     On September 29, 2005, the Company announced benefit changes effective January 1, 2006 for active, non-represented employees at its Dallas, Hawthorne, Milledgeville and Stuart facilities. These changes include reduced pension accrual rates, freezing benefits in the pension plan for employees with less than five years of vesting service as of January 1, 2006, eliminating participation in the pension plan for employees hired after October 1, 2005, creating a new defined contribution benefit for such employees no longer accruing additional benefits under the pension plan, capping the Company match under the existing defined contribution plan, and discontinuance of company-provided post-65 retiree healthcare for future retirees. In October 2005, the Company notified certain current retirees of changes in their medical coverage. These changes have been incorporated in the net periodic benefit costs provided herein.
     As a result of the Company’s announcement in February 2004 of its plans to consolidate much of its manufacturing operations in Dallas and Grand Prairie, Texas, the Company recorded liabilities for pension and postretirement benefit plan curtailments and recognition of prior service cost. Under the revised plan announced in December 2005, the Company recorded reductions of plan curtailments and prior service cost recognition.
     On April 4, 2006 the Company announced a plan to reduce 15 to 20 percent of the non-touch labor workforce, primarily in Dallas. On April 19, 2006 approximately 450 termination notifications were given with another 150 reductions anticipated to be completed by mid-summer 2006. Severance benefits of approximately $3.6 million will be paid during the second quarter of 2006. The impact on pensions and other post-retirement benefits has not been included in the disclosure of net periodic benefit cost.
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

Warranty
Reserve
($ in millions)
Balance at December 31, 2004
Warranty costs incurred	(0.5)
Additions charged to cost of sales:
Warranties issued	0.3
Charges related to pre-existing warranties	(2.0)

Balance at December 31, 2005	$8.0
Warranty costs incurred	—
Additions charged to cost of sales:
Warranties issued	0.4
Charges related to pre-existing warranties	(0.9)

Balance at March 26, 2006	$7.5

Note 9 – Environmental Contingencies
     Environmental liabilities are accrued when the Company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is better than another, the minimum amount in the range is recorded.
     The acquisition agreement between Northrop Grumman Corporation and the Company transferred certain pre-existing (as of July 24, 2000) environmental liabilities to the Company. The Company is liable for the first $7.5 million and 20% of the amount between $7.5 million and $30 million for environmental costs incurred relating to pre-existing matters as of July 24, 2000. Pre-existing environmental liabilities exceeding the $12 million limit remain the responsibility of Northrop Grumman Corporation under the terms of the acquisition agreement, to the extent identified within 10 years from the acquisition date. In the future, to the extent environmental remediation is required for hazardous materials including asbestos, urea formaldehyde foam insulation or lead-based paints, used as construction materials in, on, or otherwise affixed to structures or improvements on property acquired from Northrop Grumman Corporation, the Company would be responsible. The Company has no material outstanding or unasserted asbestos, urea formaldehyde foam insulation or lead-based paints liabilities including on property acquired from Northrop Grumman Corporation. The Company has an accrual of $4.2 million and $4.3 million for environmental costs at March 26, 2006 and December 31, 2005, respectively.
     The Nashville, Tennessee facility was acquired from Textron Inc. in 1996. In connection with that acquisition, Textron agreed to indemnify up to $60 million against any pre-closing environmental liabilities with regard to claims made within ten years of the date on which the facility was acquired, including with respect to a solid waste landfill located onsite that was closed pursuant to a plan approved by the Tennessee Division of Solid Waste Management. While there are no currently pending environmental claims relating to the Nashville facility, there is no assurance that environmental claims will not arise after the expiration of the Textron indemnity in August 2006, or that Textron will satisfy its indemnity obligations with respect to any environmental claims that are made before the indemnity expires.
     The following is a roll-forward of amounts accrued for environmental liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2004	$5.8
Environmental costs incurred	(1.5)

Balance at December 31, 2005	4.3
Environmental costs incurred for the three months ending March 26, 2006	(0.1)

Balance at March 26, 2006	$4.2

Note 10 – Other Non-Current Liabilities
     Other non-current liabilities consisted of the following:

	March 26,	December 31,
	2006	2005
	($ in millions)
Deferred income from the sale of Hawthorne	$52.6	$52.6
State of South Carolina grant monies	68.5	52.2
State of Texas grant monies	35.0	35.0
Deferred worker’s compensation	22.4	19.5
Accrued warranties	7.1	7.5
Other	2.7	4.7

Total accrued and other liabilities	$188.3	$171.5

Note 11 – Related Party Transactions
     In accordance with the management agreement between Vought Aircraft Industries, Inc. and the Company’s principal stockholder, The Carlyle Group (“Carlyle”), the Company paid fees of $0.5 million for various management services provided by Carlyle for each of the three-month periods ended March 26, 2006 and March 27, 2005.
Note 12 – Guarantor Subsidiaries
     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by the Company’s 100% owned subsidiaries. Summarized financial information of the Company and its subsidiaries is presented below:

Consolidating Balance Sheet
March 26, 2006
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14.2	$0.2	$—	$14.4
Accounts receivable	99.9	4.9	—	104.8
Intercompany receivable	13.0	6.5	(19.5)	—
Inventories	352.5	14.4	—	366.9
Other current assets	10.0	0.4	—	10.4

Total current assets	489.6	26.4	(19.5)	496.5

Property, plant and equipment, net	505.1	9.7	—	514.8

Goodwill, net	464.0	63.7	—	527.7
Identifiable intangible assets, net	76.4	—	—	76.4
Investment in affiliated company	79.3	—	(79.3)	—
Debt origination costs, net and other assets	18.7	0.1	—	18.8

Total assets	$1,633.1	$99.9	$(98.8)	$1,634.2

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$127.6	$4.1	$—	$131.7
Intercompany payable	6.5	13.0	(19.5)	—
Accrued and other liabilities	63.7	0.7	—	64.4
Accrued payroll and employee benefits	33.8	1.0	—	34.8
Accrued post-retirement benefits — current	53.4	—	—	53.4
Accrued pension — current	40.4	—	—	40.4
Current portion of long-term bank debt	4.0	—	—	4.0
Capital lease obligations	—	0.7	—	0.7
Accrued contract liabilities	310.2	—	—	310.2

Total current liabilities	639.6	19.5	(19.5)	639.6

Long-term liabilities:
Accrued post-retirement benefits	498.1	—	—	498.1
Accrued pension	444.6	—	—	444.6
Long-term bank debt, net of current portion	417.0	—	—	417.0
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligation	—	1.1	—	1.1
Other non-current liabilities	188.3	—	—	188.3

Total liabilities	2,457.6	20.6	(19.5)	2,458.7

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 24,711,373 issued and outstanding in 2006	0.3	—	—	0.3
Additional paid-in capital	411.4	80.3	(80.3)	411.4
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.1)	—	—	(1.1)
Accumulated deficit	(656.1)	(1.0)	1.0	(656.1)
Accumulated other comprehensive loss	(577.4)	—	—	(577.4)

Total stockholders’ equity (deficit)	(824.5)	79.3	(79.3)	(824.5)

Total liabilities and stockholders’ equity (deficit)	$1,633.1	$99.9	$(98.8)	$1,634.2

Consolidating Balance Sheet
December 31, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$9.9	$0.2	$—	$10.1
Accounts receivable	84.5	6.3	—	90.8
Intercompany receivable	12.1	5.8	(17.9)	—
Inventories	327.9	12.2	—	340.1
Other current assets	6.9	0.5	—	7.4

Total current assets	441.3	25.0	(17.9)	448.4

Property, plant and equipment, net	474.9	10.2	—	485.1

Goodwill, net	464.0	63.7	—	527.7
Identifiable intangible assets, net	79.1	—	—	79.1
Investment in affiliated company	79.3	—	(79.3)	—
Debt origination costs, net and other assets	21.5	—	—	21.5

Total assets	$1,560.1	$98.9	$(97.2)	$1,561.8

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$117.8	$4.1	$—	$121.9
Intercompany payable	5.8	12.1	(17.9)	—
Accrued and other liabilities	68.5	0.5	—	69.0
Accrued payroll and employee benefits	34.6	0.9	—	35.5
Accrued post-retirement benefits — current	53.4	—	—	53.4
Accrued pension — current	36.8	—	—	36.8
Current portion of long-term bank debt	4.0	—	—	4.0
Capital lease obligations	—	0.8	—	0.8
Accrued contract liabilities	216.0	—	—	216.0

Total current liabilities	536.9	18.4	(17.9)	537.4

Long-term liabilities:
Accrued post-retirement benefits	496.5	—	—	496.5
Accrued pension	441.2	—	—	441.2
Long-term bank debt, net of current portion	417.0	—	—	417.0
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligation	—	1.2	—	1.2
Other non-current liabilities	171.5	—	—	171.5

Total liabilities	2,333.1	19.6	(17.9)	2,334.8

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 24,711,373 issued and outstanding in 2005	0.3	—	—	0.3
Additional paid-in capital	411.4	80.3	(80.3)	411.4
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.1)	—	—	(1.1)
Accumulated deficit	(604.6)	(1.0)	1.0	(604.6)
Accumulated other comprehensive loss	(577.4)	—	—	(577.4)

Total stockholders’ equity (deficit)	(773.0)	79.3	(79.3)	(773.0)

Total liabilities and stockholders’ equity (deficit)	$1,560.1	$98.9	$(97.2)	$1,561.8

Consolidating Statement of Operations
Three Months Ended March 26, 2006
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$314.7	$10.5	$(2.4)	$322.8

Costs and expenses
Cost of sales	277.1	9.8	(2.4)	284.5
Selling, general and administrative expenses	72.7	0.7	—	73.4

Total costs and expenses	349.8	10.5	(2.4)	357.9

Operating income (loss)	(35.1)	—	—	(35.1)

Other income (expense)
Interest income	0.3	—	—	0.3
Other income (loss)	—	—	—	—
Equity in earnings (loss) for joint venture	(1.7)			(1.7)
Interest expense	(15.0)	—	—	(15.0)
Equity in income of consolidated subsidiaries	—	—	—	—

Income (loss) before income taxes	(51.5)	—	—	(51.5)
Income taxes	—	—	—	—

Net income (loss)	$(51.5)	$—	$—	$(51.5)

Consolidating Statement of Operations
Three Months Ended March 27, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$252.9	$19.3	$(2.4)	$269.8

Costs and expenses
Cost of sales	226.4	16.6	(2.4)	240.6
Selling, general and administrative expenses	66.6	0.9	—	67.5

Total costs and expenses	293.0	17.5	(2.4)	308.1

Operating income (loss)	(40.1)	1.8	—	(38.3)

Other income (expense)
Interest income	0.7	—	—	0.7
Equity in earnings (loss) for joint venture	(0.1)	—	—	(0.1)
Interest expense	(12.1)	—	—	(12.1)
Equity in income of consolidated subsidiaries	1.8	—	(1.8)	—

Income (loss) before income taxes	(49.8)	1.8	(1.8)	(49.8)

Income taxes	—	—	—	—

Net income (loss)	$(49.8)	$1.8	$(1.8)	$(49.8)

Consolidating Statement of Cash Flows
Three Months Ended March 26, 2006
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net income (loss)	$(51.5)	$—	$—	$(51.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation & amortization	13.5	0.8	—	14.3
Equity in losses of joint venture	1.7	—	—	1.7
Loss from asset sales	0.1	—	—	0.1
Changes in current assets and liabilities:
Accounts receivable	(15.4)	1.4	—	(14.0)
Intercompany accounts receivable	(0.9)	(0.7)	1.6	—
Inventories, net of advance and progress billings	(24.4)	(2.2)	—	(26.6)
Other current assets	(3.1)	0.1	—	(3.0)
Accounts payable, trade	9.8	—	—	9.8
Intercompany accounts payable	0.7	0.9	(1.6)	—
Accrued payroll and employee benefits	(0.8)	0.1	—	(0.7)
Accrued and other liabilities	(1.2)	0.2	—	(1.0)
Accrued contract liabilities	94.2	—	—	94.2
Other assets and liabilities — long-term	5.7	(0.1)	—	5.6

Net cash provided by operating activities	28.4	0.5	—	28.9

Investing activities
Capital Expenditures	(40.5)	(0.3)	—	(40.8)
Net cash used in investing activities	(40.5)	(0.3)	—	(40.8)

Financing activities
Proceeds from short-term bank debt	65.0	—	—	65.0
Payments on short-term bank debt	(65.0)	—	—	(65.0)
Payments on capital leases	—	(0.2)	—	(0.2)
Proceeds from governmental grants	16.4	—	—	16.4

Net cash provided by (used in) financing activities	16.4	(0.2)	—	16.2

Net increase (decrease) in cash and cash equivalents	4.3	—	—	4.3
Cash and cash equivalents at beginning of period	9.9	0.2	—	10.1

Cash and cash equivalents at end of period	$14.2	$0.2	$—	$14.4

Consolidating Statement of Cash Flows
Three Months Ended March 27, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net income (loss)	$(49.8)	$1.8	$(1.8)	$(49.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	17.6	1.0	—	18.6
Equity in losses of joint venture	0.1	—	—	0.1
Loss from asset sales	0.4	0.1	—	0.5
Income from investment in consolidated subsidiaries	(1.8)	—	1.8	—
Changes in current assets and liabilities:
Accounts receivable	11.4	(4.6)	—	6.8
Intercompany accounts receivable	1.1	1.8	(2.9)	—
Inventories, net of advance and progress billings	(50.9)	0.4	—	(50.5)
Other current assets	(0.4)	—	—	(0.4)
Accounts payable, trade	(22.4)	1.1	—	(21.3)
Intercompany accounts payable	(1.8)	(1.1)	2.9	—
Accrued payroll and employee benefits	(3.9)	—	—	(3.9)
Accrued and other liabilities	(8.6)	(0.5)	—	(9.1)
Accrued contract liabilities	105.3	—	—	105.3
Other assets and liabilities — long-term	19.9	—	—	19.9

Net cash provided by operating activities	16.2	—	—	16.2

Investing activities
Capital expenditures	(6.2)	(0.1)	—	(6.3)

Net cash used in investing activities	(6.2)	(0.1)	—	(6.3)

Financing activities
Payments on capital leases	—	(0.2)	—	(0.2)
Proceeds from governmental grants	0.6	—	—	0.6

Net cash provided by (used in) financing activities	0.6	(0.2)	—	0.4

Net increase (decrease) in cash and cash equivalents	10.6	(0.3)	—	10.3
Cash and cash equivalents at beginning of period	128.6	0.3	—	128.9

Cash and cash equivalents at end of period	$139.2	$—	$—	$139.2

Note 13 – Subsequent Events
     On April 4, 2006 the Company announced a plan to reduce 15 to 20 percent of the non-touch labor workforce, primarily in Dallas. On April 19, 2006 approximately 450 termination notifications were given with another 150 reductions anticipated to be completed by mid-summer 2006. Severance benefits of approximately $3.6 million will be paid during the second quarter of 2006. The impact on pensions and other post-retirement benefits is currently being evaluated. The staff reductions are one of several initiatives that will help us improve near term cash flows and lower our cost structure in the long term.
     The Company has reached an agreement in principle with Boeing regarding the settlement of a number of outstanding contractual claims, including Boeing’s termination of the 757 program. This settlement includes a cash payment of $80 million of which approximately $20 to $25 million will be shared with our suppliers as required. In addition, the settlement includes price increases on certain programs of approximately $60 million for 2006-2008 based on current program delivery schedules.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following section may include forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include (i) reduced demand for new commercial aircraft due to reduction in airline traffic, (ii) business risks inherent to the airline industry including armed conflict, terrorism, global health warnings, government regulation, rising fuel and labor costs, lower than expected profitability, and general economic conditions, and (iii) reduced demand for military aircraft due to reductions in defense spending, cancellation or modification of military aircraft programs and changes to government export controls. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements of Vought and the accompanying notes contained therein.
Recent Events
     On April 4, 2006, we announced a plan to reduce 15 to 20 percent of the non-touch labor workforce, primarily in Dallas. On April 19, 2006, approximately 450 termination notifications were given with another 150 reductions anticipated to be completed by mid-summer 2006. Severance benefits of approximately $3.6 million will be paid during the second quarter of 2006. The estimated savings anticipated from the April reductions are approximately $28.0 million, net of severance, for the remainder of 2006. The impact on pensions and other post-retirement benefits is currently being evaluated. The staff reductions are one of several initiatives that will help us improve near term cash flows and lower our cost structure in the long term.
     As previously disclosed in our 8-K filings subsequent to the end of the first quarter of 2006 and Item 5. Other Information included in this 10-Q, our Chief Financial Officer and Chief Accounting Officer have resigned and left the Company. While the Company has commenced the search for replacement candidates, Wendy Hargus, the Company’s Treasurer, has assumed the role of Acting Principal Financial and Accounting Officer. In addition, our General Manager, Military, Airbus Regional and Business Jet Business Areas, has retired. This position will not be replaced.
     The Company has reached an agreement in principle with Boeing regarding the settlement of a number of outstanding contractual claims, including Boeing’s termination of the 757 program. This settlement includes a cash payment of $80 million of which approximately $20 to $25 million will be shared with our suppliers as required. In addition, the settlement includes price increases on certain programs of approximately $60 million for 2006-2008 based on current program delivery schedules.

Results of Operations

	Three Months	Percentage	Three Months
	Ended March 26,	Change to	Ended March 27,
	2006	Prior Year	2005
	($ in millions)
Net sales:
Commercial	$138.2	3%	$134.1
Military	128.7	43%	89.8
Business Jets	55.9	22%	45.9

Total net sales	$322.8	20%	$269.8
Costs and expenses:
Cost of sales	284.5	18%	240.6
Selling, general and administrative	73.4	9%	67.5

Total costs and expenses	$357.9	16%	$308.1
Operating loss	(35.1)	(8)%	(38.3)
Interest expense, net	(14.7)	29%	(11.4)
Equity in (loss) of joint venture	(1.7)	1600%	(0.1)

Net loss	$(51.5)	3%	$(49.8)

Comparison of Results of Operations for the Three Months Ended March 26, 2006 and March 27, 2005
     Net sales. Net sales for the quarter ended March 26, 2006 were $322.8 million, an increase of $53.0 million or 20%, compared with net sales of $269.8 million for the same period in the prior year. When comparing the first quarter of 2006 with the same period in the prior year:
•	Commercial net sales increased by approximately $4.1 million or 3%, due to increased sales of $12.0 million as a result of increased deliveries on Boeing 767, 777, and 747 contracts, partially offset by a decrease in sales of $2.0 million and $5.9 million, due to decreased deliveries on Airbus programs and the reduction of work on Embraer contracts, respectively.

•	Military net sales increased approximately $38.9 million or 43%, as a result of increased sales of $26.7 million due to initial deliveries on the C-5 program, as well as an increase of $10.2 million resulting primarily from increased deliveries on the C-130 and Global Hawk programs.

•	Business Jet net sales increased by approximately $10.0 million or 22% primarily due to increased delivery rates on the Gulfstream IV and V programs.
     Cost of sales. Cost of sales as a percentage of net sales was 88% for the quarter ended March 26, 2006 compared with 89% for the same period in the prior year. This slight benefit is primarily attributable to a favorable fixed costs being spread over a larger revenue base, a reduction of pension costs of $3.6 million, and a reduction of restructuring charges related to employee benefits and accelerated depreciation of $2.5 million, partially offset by an increase of $13.0 million of program costs primarily related to parts supply disruptions, engineering changes and related schedule adjustments on the rotorcraft programs, and an increase of $2.8 million for South Carolina activation charges.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 26, 2006 were $73.4 million, an increase of $5.9 million or 9% compared with selling, general and administrative expenses of $67.5 million for the same period in the prior year.

Selling, general and administrative expenses as a percentage of net sales were 23% and 25% for the quarters ended March 26, 2006 and March 27, 2005, respectively. Actual charges increased year over year primarily due to an increase of $5.0 million in our investment in the Boeing 787 program. However, these charges as a percentage of net sales decreased due to the overall increase in sales.
     Operating income (loss). Operating loss for the three months ended March 26, 2006 was ($35.1) million, compared to an operating loss of ($38.3) million for the same period in the prior year. The decrease in loss of $3.2 million is primarily related to the favorable effects of the increase in sales year over year partially offset by increased program costs, increased South Carolina activation charges and increased investment charges related to the Boeing 787 program.
     Interest expense, net. Interest expense, net for the three months ended March 26, 2006 was $14.7 million, an increase of $3.3 million or 29% compared with $11.4 million for the same period in the prior year. Interest expense, net increased primarily due to higher interest rates than in the same period last year, as well as increased short-term borrowings during the quarter.
Critical Accounting Policies
     In December 2004, the FASB issued SFAS No. 123R, “Share-based Payments.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Prior to 2006, the Company accounted for stock option grants using the intrinsic value method. Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the standard. Allowable valuation models include a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The Company adopted SFAS 123R at the beginning of the first quarter of fiscal 2006, applying the “modified prospective application,” which requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock option’s remaining vesting period. This resulted in the Company expensing $6,335 in the first quarter of fiscal 2006, which would previously have been presented in a pro forma footnote disclosure. The Company expects this expense to approximate $25,420 for fiscal 2006.
Liquidity and Capital Resources
     Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. The primary sources of our liquidity include cash flow from operations and borrowing capacity through our credit facility and long-term capital markets. Vought’s liquidity requirements and working capital needs depend on a number of factors, including the level of delivery rates under our contracts, the level of developmental expenditures related to new programs, growth and contractions in the business cycles, contributions to our pension plans as well as interest and debt payments. Working capital requirements fluctuate between periods as a result of changes in delivery rates under existing contracts and production associated with new contracts. For some aircraft programs, milestone payments finance working capital, which helps to improve liquidity. In addition, the Company may, in the ordinary course of business, settle outstanding claims with customers or suppliers or we may receive payments for previously unnegotiated change orders. Settlement of pending claims, which include a claim related to Boeing’s termination of the 757 program, could have a significant impact on our results of operations and cash flows. See Recent Events for discussion of the settlement of claims with Boeing.
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
     In August 2005, management announced a comprehensive cost reduction program aimed at producing $50 million in annual cost savings beyond those savings assumed in the restructuring plan. The elements of this plan include material cost reductions aimed at reducing the number of worldwide suppliers, labor cost reductions, and reductions in retiree healthcare and pension costs. The first phase of this program was implemented on September 29, 2005 with the announcement of benefit changes for active, non-represented employees. Additional actions have been taken, including headcount reductions as of March 2006 of approximately 4.5% since the peak headcount in June 2005 and reductions in material cost. In total these actions have exceeded the original objective of $50 million in annualized cost savings.
     On April 4, 2006 the Company announced a plan to reduce 15 to 20 percent of the non-touch labor workforce, primarily in Dallas. On April 19, 2006 approximately 450 termination notifications were given with another 150 reductions anticipated to be completed by mid-summer 2006. Severance benefits of approximately $3.6 million will be paid during the second quarter of 2006. The estimated savings anticipated from the April reductions are approximately $28.0 million, net of severance, for the remainder of 2006. The staff reductions are one of several initiatives that will help us to improve near term cash flows and lower our cost structure in the long term.
     As of March 26, 2006, we had long-term debt of approximately $688.1 million, which included $417.0 million incurred under our senior secured credit facilities and $270.0 million of Senior Notes. In addition, we had $1.1 million of long-term capital lease obligations.
     We completed the syndication of a $650 million senior secured credit facility (“Credit Facility”) pursuant to the terms and conditions of a Credit Agreement dated December 22, 2004 (“Credit Agreement”). The Credit Facility is comprised of a $150 million six-year revolving credit facility (“Revolver”), a $75 million synthetic letter of credit facility (“Letter of Credit Facility”), and a $425 million seven-year term loan B (“Term Loan”). The proceeds were used to refinance the Company’s existing credit facility and for general corporate purposes, including investment in the Boeing 787 program and the execution of the manufacturing facility consolidation and modernization plan. The Term Loan will amortize at $1 million per quarter with a bullet payment at the maturity date of December 22, 2011. Under the Credit Agreement, the Company has the option to solicit from existing or new lenders, up to $200 million in additional term loans subject to substantially the same terms and conditions as the outstanding term loans though pricing may be separately negotiated at that time. Additionally, the Company also has the option to convert up to $25 million of the Letter of Credit Facility to outstanding term loans which would also be subject to the same terms and conditions as the outstanding term loans made as of the closing date.
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
     As of March 26, 2006, there are no borrowings under the Revolver, $421.0 million of borrowings under the Term Loan, and $51.5 million outstanding Letters of Credit under the $75 million synthetic facility. The Company is obligated to an annual commitment fee on the unused revolving credit facility of 0.5% or less dependent upon the leverage ratio.
Debt Covenants. Our debt and credit agreement contain customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also includes financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios as defined in the agreements and a limitation on our capital spending levels. The Senior Notes also contain various restrictive covenants including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of March 26, 2006 we were in compliance with the covenants for our debt and credit facilities.
Cash Flow
     Net cash provided by operating activities for the three months ended March 26, 2006 was $28.9 million, an increase of $12.7 million or 78% compared to net cash provided by operating activities of $16.2 million for the same period in the prior year. The increase in cash provided from the prior year was primarily due to lower payroll and employee benefit costs driven by a reduction in employee headcount year over year.
     Cash used in investing activities generally has been for capital expenditures. Net cash used for capital expenditures for the three months ended March 26, 2006 was $40.8 million, an increase of $34.5 million compared to $6.3 million for the prior year. The increase primarily reflects increases in capital spending for the 787 program and the related construction for the South Carolina site.
     Cash provided by financing activities for the three months ended March 26, 2006 was $16.2 million, an increase of $15.8 million compared to net cash provided by financing activities of $0.4 million for the prior year. The increase was due to the increase in cash received from governmental grants in 2006. During the first quarter of 2006, the Company used $65.0 million of the Revolver in order to meet normal liquidity needs. The full $65.0 million was repaid as of March 26, 2006, leaving full borrowing capacity of $150.0 million available.
Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements as of March 26, 2006.
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
     Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations, we cannot guarantee that we will continue to experience the same credit loss rates in the future.
     We maintain cash and cash equivalents with various financial institutions and perform periodic evaluations of the relative credit standing of those financial institutions. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit risk on cash and cash equivalents.
     Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. We have long-term supply agreements with a number of our major suppliers. We, as well as our supply base, are experiencing delays and pricing increases in the receipt of metallic raw materials due to unprecedented market demand across the industry. Based upon market conditions and industry analysis we expect these conditions to continue through at least 2007 as metallic (aluminum and titanium) raw material supply adjusts to the industry upturn, increased infrastructure demand in China and Russia, and increased aluminum and titanium usage in an ever wider range of global products. These market conditions began to affect cost and production schedules in mid 2005, and may have an impact on cash flows or results of operations in future periods. The Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk, however, the Company is reviewing a full range of business options focused on strategic risk management for all raw material commodities.
Interest Rate Risks
     From time to time, we may enter into interest rate swap agreements or other financial instruments in the normal course of business for purposes other than trading. These financial instruments are used to mitigate interest rate or other risks, although to some extent they expose us to market risks and credit risks. We control the credit risks associated with these instruments through the evaluation of the creditworthiness of the counter parties. In the event that a counter party fails to meet the terms of a contract or agreement, then our exposure is limited to the current value, at that time, of the interest rate differential, not the full notional or contract amount. Management believes that such contracts and agreements have been executed with creditworthy financial institutions. As such, we consider the risk of nonperformance to be remote.
     Management has performed sensitivity analyses to determine how market rate changes will affect the fair value of the market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $421.0 million of variable rate debt under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of March 26, 2006 would decrease our annual pre-tax income by approximately $4.2 million. All of our remaining debt is at fixed rates, therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
     Under the Credit Agreement, we have a requirement to hedge 50% of our outstanding debt balance net of the fixed rate instrument balances for two years from the date the Credit Agreement was entered into (December 22, 2004). To comply with this requirement, we entered into an interest rate cap in the first quarter of 2005 whereby $100 million is capped at a maximum LIBOR rate of 6%. This cap expires on January 1, 2007.
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
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the Chief Executive Officer and President, and the Interim Principal Financial and Accounting Officer, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and President and the Interim Principal Financial and Accounting Officer have concluded that these disclosure controls and procedures continue to be ineffective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     To address the material weaknesses that were identified as of December 31, 2005, and presented in our 2005 Annual Report on Form 10-K, we performed additional analyses and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
     As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s Chief Financial Officer and the Principal Accounting Officer resigned subsequent to the end of the first quarter of 2006. We are confident that our current staff has sufficient financial experience and expertise to successfully perform the duties associated with these positions, on an acting basis, until permanent replacements are named.
     The Company continues to make progress on the remediation plans discussed in our 2005 Annual Report on Form 10-K including improved communications, training, documentation, and analysis. In addition, the Company has begun to fill open positions to further enhance staffing levels and skill sets. We anticipate proceeding on schedule with the remediation plans notwithstanding the management changes described above.
     Other than the events and enhancements described above, there have been no material changes in our disclosure controls and procedures, or our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
(a) Exhibits

(10.1)*	Separation Agreement between Vought and Erich Smith.

(31.1)*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc. (Registrant)

May 10, 2006	/s/ Wendy Hargus
(Date)	Wendy Hargus
Interim Principal Financial and Accounting
Officer and Authorized Officer