Form 10-Q
period 2006-06-25
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2006-08-09
CIK 1278061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2006
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
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at August 2, 2006 was 24,750,305.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Vought Aircraft Industries, Inc.
Condensed Consolidated Balance Sheets
($ in millions)

	June 25,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49.9	$10.1
Accounts receivable	127.2	90.8
Inventories	374.7	340.1
Other current assets	10.0	7.4

Total current assets	561.8	448.4

Property, plant and equipment, net	528.8	485.1

Goodwill, net	527.7	527.7
Identifiable intangible assets, net	73.7	79.1

Debt origination costs, net and other assets	16.5	21.5

Total assets	$1,708.5	$1,561.8

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$149.1	$121.9
Accrued and other liabilities	68.9	69.0
Accrued payroll and employee benefits	32.4	35.5
Accrued post-retirement benefits-current	54.6	53.4
Accrued pension-current	55.6	36.8
Current portion of long-term bank debt	4.0	4.0
Capital lease obligation	0.9	0.8
Accrued contract liabilities	329.2	216.0

Total current liabilities	694.7	537.4

Long-term liabilities:
Accrued post-retirement benefits	485.3	496.5
Accrued pension	440.0	441.2
Long-term bank debt, net of current portion	416.0	417.0
Long-term bond debt	270.0	270.0
Long-term capital lease obligation	0.6	1.2
Other non-current liabilities	191.5	171.5

Total liabilities	2,498.1	2,334.8

Stockholders’ equity (deficit):
Common stock, par value $.01; 50,000,000 shares authorized, 24,738,665 and 24,711,373 issued and outstanding in 2006 and 2005	0.3	0.3
Additional paid-in capital	411.7	411.4
Shares held in rabbi trust	(1.6)	(1.6)
Stockholders’ loans	(1.0)	(1.1)
Accumulated deficit	(621.6)	(604.6)
Accumulated other comprehensive loss	(577.4)	(577.4)

Total stockholders’ equity (deficit)	$(789.6)	$(773.0)

Total liabilities and stockholders’ equity (deficit)	$1,708.5	$1,561.8

See accompanying notes

Vought Aircraft Industries, Inc.
Condensed Consolidated Statements of Operations
($ in millions) (Unaudited)

	For the Three Months		For the Six Months
	Ended		Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Net sales	$456.1	$357.0	$778.9	$626.8

Costs and expenses

Cost of sales	330.3	369.8	614.8	610.4

Selling, general and administrative expenses	65.2	77.8	138.6	145.3
Impairment charge	8.5	5.9	8.5	5.9

Total costs and expenses	404.0	453.5	761.9	761.6

Operating income (loss)	52.1	(96.5)	17.0	(134.8)

Other income (expense)
Interest income	0.2	0.9	0.5	1.6
Other income (loss)	(0.1)	(0.1)	(0.1)	(0.1)
Equity in earnings (loss) of joint venture	(1.5)	(0.7)	(3.2)	(0.8)
Interest expense	(16.2)	(12.7)	(31.2)	(24.8)

Income (loss) before income taxes	34.5	(109.1)	(17.0)	(158.9)

Income taxes	—	—	—	—

Net income (loss)	$34.5	$(109.1)	$(17.0)	$(158.9)

See accompanying notes

Vought Aircraft Industries, Inc.
Condensed Consolidated Statements of Cash Flows
($ in millions) (Unaudited)

	For the Six Months Ended
	June 25,	June 26,
	2006	2005
Operating activities
Net income (loss)	$(17.0)	$(158.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29.2	36.8
Impairment charge	8.5	5.9
Equity in losses of joint venture	3.2	0.8
Loss from asset sales	0.3	4.3
Changes in current assets and liabilities:
Accounts receivable	(36.4)	(9.5)
Inventories, net of advances and progress billings	(34.6)	(32.7)
Other current assets	(1.2)	1.3
Accounts payable, trade	27.2	(5.0)
Accrued payroll and employee benefits	(3.1)	(4.6)
Accrued and other liabilities	18.2	(0.6)
Accrued contract liabilities	113.2	98.0
Other assets and liabilities—long-term	(8.0)	27.1

Net cash provided by (used in) operating activities	99.5	(37.1)

Investing activities
Capital expenditures	(75.0)	(46.7)
Proceeds from sale of assets	0.3	—
Investment in joint venture	—	(2.5)

Net cash used in investing activities	(74.7)	(49.2)

Financing activities
Proceeds from short-term bank debt	155.0	—
Payments on short-term bank debt	(155.0)	—
Payments on long-term bank debt	(1.0)	(1.0)
Payments on capital leases	(0.5)	(0.5)
Proceeds from sale of common stock	0.3	0.1
Proceeds from repayment of stockholder loans	0.1	—
Proceeds from governmental grants	16.1	15.5

Net cash provided by financing activities	15.0	14.1

Net increase (decrease) in cash and cash equivalents	39.8	(72.2)
Cash and cash equivalents at beginning of period	10.1	128.9

Cash and cash equivalents at end of period	$49.9	$56.7

See accompanying notes

VOUGHT AIRCRAFT INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 25, 2006
Note 1 – Organization and Basis of Presentation
     Vought Aircraft Industries, Inc. and its wholly-owned subsidiaries, VAC Industries, Inc., Vought Commercial Aircraft Corporation and Contour Aerospace Corporation (“Contour”) are herein referred to as the “Company” or “Vought.” We are one of the largest independent manufacturers of aerostructures for commercial, military and business jet aircraft in the world. We develop and manufacture fuselages, wings and wing assemblies, empennages (which are tail assemblies comprised of horizontal and vertical stabilizers, elevators and rudders), aircraft doors, nacelle components (which are the structures around engines) and control surfaces (such as rudders, spoilers, ailerons and flaps) as well as rotorcraft cabins and substructures. These aerostructures are subsequently integrated by our customers into a wide range of commercial, military and business jet aircraft manufactured by some of the world’s leading aerospace companies. We also provide our customers with testing, logistics and engineering services. Our customers are the leading prime manufacturers of commercial, military and business jet aircraft, including Airbus S.A.S. (“Airbus”), Bell Helicopter Textron, Inc. (“Bell Helicopter”), The Boeing Company (“Boeing”), Gulfstream Aerospace Corp., a General Dynamics Company (“Gulfstream”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop Grumman”), Sikorsky Aircraft Corporation, a United Technologies Company (“Sikorsky”), among others, and the U.S. Air Force (“Air Force”). We generated net sales of $778.9 million for the six months ended June 25, 2006. Our corporate office is in Dallas, Texas, and production work is performed at sites in Hawthorne and Brea, California; Dallas and Grand Prairie, Texas; Milledgeville, Georgia; Everett, Washington; Nashville, Tennessee; and Stuart, Florida. In June 2006, we celebrated the official grand opening of our plant in North Charleston, South Carolina. This plant will manufacture and assemble primarily composite structures for the Boeing 787.
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and the six months ended June 25, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
     In December 2004, the FASB issued SFAS No. 123 (revised) (“123R”), Share-based Payments. SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Prior to 2006, the Company accounted for stock option grants using the intrinsic value method. Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the standard. Allowable valuation models include a binomial model and the Black-Scholes-Merton model. At the present time, the Company is continuing to use the Black-Scholes model. The Company adopted SFAS 123R at the beginning of the first quarter of fiscal 2006, applying the “modified prospective application,” which requires the Company to value stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the stock option’s remaining vesting period. As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the six months ended June 25, 2006 is $12,670 more than if it had continued to account for share-based compensation under APB Opinion No. 25.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement became effective for the Company in January 2006 and it did not have a material impact.
Note 3 – Stock-Based Compensation
     During 2001, the Company adopted the Amended and Restated Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years; however, most options had vested as of December 31, 2005 due to cash flow performance and certain financial targets being met. The incentive options granted to Company employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At June 25, 2006, options granted and outstanding from the 2001 Stock Option Plan to employees and directors amounted to 953,870 shares of which 861,820 are vested and exercisable.
     In connection with the acquisition of Aerostructures in 2003, Vought assumed a similar stock option plan maintained by Aerostructures (the “2003 Stock Option Plan”). Outstanding options granted under that plan, which had been fully vested pursuant prior to the acquisition, were exchanged for 217,266 Vought stock options. No new options have been granted under the 2003 Stock Option Plan. At June 25, 2006, options granted and outstanding from the 2003 Stock Option Plan amounted to 198,997, and all are fully vested.
     In the first quarter of fiscal 2006, the Company adopted SFAS 123R. Prior to 2006, the Company accounted for stock option grants using the intrinsic value method. During the fourth quarter of 2005, the Company recorded stock compensation income of $6.4 million, included in general and administrative expense, to reflect the impact of an estimated decrease in the fair value of the Company’s common stock, related to non-recourse notes previously issued to officers for stock purchases and decreased deferred compensation liability for the Company’s rabbi trust.

     The following schedule reflects the impact on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123R, Accounting for Stock Based Compensation, to stock based employee compensation:

	Three months ended		Six months ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
	($ in millions)		($ in millions)
Reported net income (loss)	$34.5	$(109.1)	$(17.0)	$(158.9)
Add: Stock-based employee compensation expense included in reported net income	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods	—	(0.5)	—	(1.0)

Pro forma net income (loss)	$34.5	$(109.6)	$(17.0)	$(159.9)

     For the first half of fiscal 2006 and 2005, the Company recognized stock compensation costs of $12,670 and $0, respectively. The remaining unrecognized compensation cost related to unvested awards at June 25, 2006 approximated $171,000, and the weighted-average period of time over which this cost will be recognized is 7.2 years.
     The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following assumptions used for grants issued in the first half of 2005 (there were no option grants in the first six months of 2006):

2005
Expected dividend yield	0%
Risk free interest rate	3.9%-4.3%
Expected life of options	6 years
     The following table summarizes stock options outstanding as of June 25, 2006 as well as activity during the six months then ended:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding at December 31, 2005	1,507,129	$13.17
Options granted	—	—
Options forfeited/expired	(326,970)	$12.89
Options exercised	(27,292)	$10.00

Options outstanding at June 25, 2006	1,152,867	$12.94

Options exercisable at June 25, 2006	1,060,817	$12.53

Weighted average remaining contractual life at June 25, 2006	3.82 years

     As of June 25, 2006, there is no intrinsic value related to the options outstanding and shares exercisable as the valuation analysis conducted in 2005 yielded a value of less than $10 per share, which is below the exercise price of any option currently outstanding or exercisable. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).
     The Company adopted an Employee Stock Purchase Plan, which provides certain employees and independent directors the opportunity to purchase shares of the Company’s stock at its estimated fair value. Certain employee stock purchases were eligible for financing by the Company through non-recourse stockholder notes. Non-recourse stockholder notes, including interest at 6.09%, are due after 7 years, or upon specified events occurring. On October 24, 2000, 227,605 shares were sold for non-recourse notes at a price of $10 per share. As of June 25, 2006, there are 100,086 shares outstanding subject to non-recourse shareholder notes. Under SFAS 123R, we are required to treat these shares purchased with non-recourse notes as options and amortize the fair value of those options over their anticipated life. In calculating the fair value of these options, we determined that, based on the risk free rate on the date of grant and the interest rate of the notes, there was no positive fair value at the date of grant.
     The weighted average fair value of stock options on the grant date was $6.71 for options granted during the first six months of 2005 (there were no stock option grants in the first six months of 2006).
     There were 27,292 and 11,600 stock options exercised in the first half of 2006 and 2005,respectively. There were no shares modified or settled in either of these six-month periods. Cash received from option exercise under all share-based payment arrangements for each of these six-month periods, was $0.3 million and $0.1 million, respectively. There were no tax benefits realized by the Company as a result of these option exercises, in either six-month period.
Stock Repurchase Program
     The Company does not currently have a formal stock repurchase program. The Board of Directors has approved the repurchase of outstanding common stock of certain individuals on a case-by-case basis. There were no shares repurchased in the first half of 2006.
Note 4 – Restructuring
     On February 26, 2004, the Company announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. In connection with the consolidation, the Company received a $35 million grant from the Texas Enterprise Fund in April 2004. The consolidation plan, as originally designed, would renovate and modernize the Dallas facilities and would close the Nashville and Stuart sites and reduce the size of the Hawthorne site.
     In December 2005, the Company announced its intention to keep the Nashville and Stuart facilities open to support certain programs whose future deliveries did not justify the costs to move the programs to Dallas. These plans were finalized in April 2006.
     Pursuant to the original plan to close the Nashville and Stuart facilities, the Company had previously offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,300 employees at these facilities. As a result of the decision to keep these facilities open, we reduced our original estimates of the costs for these benefits. Even though these facilities will remain open, certain costs will continue to be incurred as certain employees have elected to retain their previous benefit elections. As of June 25, 2006, all benefit elections have been finalized. Our overall estimates for these costs are substantially final and are less than previously determined. Consequently, we have lowered our recorded liability for these items. For non-union employees, we estimate the total cost for severance benefits to be approximately $1.3 million, which has been fully recorded as a liability as of

June 25, 2006. Of this amount, approximately $1.0 million has been paid out as of June 25, 2006. The Company estimates total costs for employee retention benefits for non-union employees to be $0.9 million, which has been recorded as a liability as of June 25, 2006. Approximately $0.7 million of the retention liability has been paid out as of June 25, 2006. The following table is a roll-forward of the amounts accrued for the restructuring liabilities discussed above, which are included in accrued and other liabilities:

Accrued
Restructuring
Reserve – Stuart and
Nashville Sites
($ in millions)
Balance December 31, 2004	$7.3
Restructuring liabilities recognized	2.1
Restructuring liabilities reversed	(5.6)

Expenditures	(1.1)

Balance December 31, 2005	$2.7

Restructuring liabilities reversed	(2.0)
Expenditures	(0.2)

Balance June 25, 2006	$0.5

     See Note 7 — Pension and Other Post-Retirement Benefits for further discussion of the effects of the restructuring on the pension and other post-employment benefits at the Nashville and Stuart facilities.
     Previously, 460 out of the 1,300 employees had elected to relocate to Dallas. Approximately 175 have relocated as of June 25, 2006. Based on the finalized elections, we estimate that only 4 more employees are left to transfer. The Company estimates that the total relocation costs associated with transferring employees will be approximately $5.0 million, which have been and will be recognized as incurred. During the first six months of 2006, the Company incurred approximately $0.5 million of the relocation expense and has incurred a total of $4.9 million since restructuring activities began in fiscal 2004.
     In June 2006, we recorded an impairment of $8.5 million on certain fixed assets that were originally acquired as part of the site consolidation effort. Now that the Nashville and Stuart facilities will remain open, these assets are no longer needed and the Company intends to sell them. The anticipated selling price for these assets is less than our carrying value as of June 25, 2006, which resulted in the recording of this charge. The net book value of these assets (after the impairment charge) is $1.4 million, which has been classified as assets held for sale and included within other current assets in the accompanying Condensed Consolidated Balance Sheet as of June 25, 2006.
     In June 2005, the Company signed a contract for the sale of the Hawthorne facility and closed on that contract in July 2005. Based on the contractual sales price, costs to sell, and other terms of the contract, the Company recorded an impairment charge to operating income of $5.9 million in June 2005. Concurrent with closing the sale, the Company signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five-year renewal options. Due to certain contractual obligations, which require Vought’s continuing involvement in the facility, this transaction has been recorded as a financing transaction and not as a sale. Consequently, these assets will remain on our balance sheet within property, plant and equipment, net. The cash received in July 2005 of $52.6 million is recorded as a deferred liability on our balance sheet in other non-current liabilities. Depreciation will continue to be recognized on these assets and the lease payments will be amortized as interest expense. As of June 25, 2006, the future minimum lease payments for the initial lease term are $11.1 million. For the six months ended June 25, 2006, $1.5 million in lease payments have been recognized as interest expense. When the aforementioned contractual obligations have been satisfied, a sale will be recognized and a gain will be recorded equal to the excess of the deferred liability over the net book value of the assets at the date of sale.
     The restructuring and other related charges are or will be recorded to contract costs. In accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 81-1, the total additional costs associated with the planned facility closures for relocation and termination benefits; accelerated depreciation; and pension and other post-employment benefits (“OPEB”) were considered in the Company’s estimated costs at completion for contracts at each site. As a result of including the estimated restructuring costs in each facility’s contracts, the Company reversed charges to cost of sales in the amount of $12.8 million for the six months ended June 25, 2006. The Company has recorded total charges to cost of sales of $29.9 million for employee benefits and accelerated depreciation, as a result of the restructuring, since these activities began in fiscal 2004.
     During 2001, the Company finalized and approved a restructuring plan designed to reduce the Company’s infrastructure costs by closing its Perry, Georgia facility and relocating the facility’s production effort to the Stuart, Florida site. At December 31, 2001, the Company had accrued $12.6 million related to costs on non-cancelable lease payments and maintenance, after the anticipated closure date for the Perry facility. The closure of Perry was completed at the beginning of the third quarter of 2002. Subsequent to the closure, the Company has recorded $7.8 million of lease payments and maintenance against the accrual. The remaining non-cancelable lease payments and maintenance extend to 2007.
     The following is a rollforward of amounts accrued for restructuring at the Perry site and are included in accrued and other liabilities:

Accrued Restructuring
Reserve - Perry Site
($ in millions)
Balance December 31, 2003	$9.5
Cash expenditures	(1.9)

Balance December 31, 2004	$7.6
Cash expenditures	(1.9)

Balance December 31, 2005	$5.7
Cash expenditures	(0.9)

Balance June 25, 2006	$4.8

Note 5 – Inventories
     Inventories consisted of the following:

	June 25,	December 31,
	2006	2005
	($ in millions)
Production costs of contracts in process	$559.8	$529.8
Finished goods	7.4	22.8
Less: unliquidated progress payments	(192.5)	(212.5)

Total inventories	$374.7	$340.1

     As of June 25, 2006 and December 31, 2005, we classified $234.1 million and $125.9 million, respectively, of advances and progress payments as accrued contract liabilities on our balance sheet.

Note 6 – Goodwill and Intangible Assets
     Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is subject to annual impairment tests, which are performed in the fourth quarter. The Company completed its annual impairment analysis based on the discounted future cash flow method and determined that there was no impairment to goodwill as of year end 2005. Nothing has come to the Company’s attention in the first six months of fiscal 2006 that would cause the Company to change its assessment of goodwill.
     Intangible assets consisted of the following:

	June 25,	December 31,
	2006	2005
	($ in millions)
Programs and contracts	$137.3	$137.3
Pension asset	19.1	19.1
Less: accumulated amortization	(82.7)	(77.3)

Identifiable intangible assets, net	$73.7	$79.1

     Scheduled remaining amortization of identifiable intangible assets is as follows as of June 25, 2006:

($ in millions)
2006	$5.4
2007	10.0
2008	8.9
2009	8.9
2010	6.0
Thereafter	15.4

$54.6

Note 7 – Pension and Other Post-retirement Benefits
     The components of net periodic benefit cost for the Company’s pension plans and other post-retirement benefit plans were as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 25,	June 26,	June 25,	June 26,
Pension Benefits	2006	2005	2006	2005
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$6.3	$8.2	$12.5	$16.0
Interest cost	26.3	25.8	52.5	51.6
Expected return on plan assets	(28.9)	(29.1)	(57.7)	(58.4)
Amortization of net (gain)/ loss	13.8	13.2	28.1	27.0
Prior service cost recognized	(0.4)	—	(0.4)	—
Amortization of prior service cost	1.2	0.9	2.0	1.6
Plan curtailment (gain)/loss	1.1	—	1.1	—
Special termination benefits	0.9	—	0.9	—

Net periodic benefit cost	$20.3	$19.0	$39.0	$37.8

Defined contribution plan cost	$1.7	$1.8	$3.5	$3.5

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 25,	June 26,	June 25,	June 26,
Other Post-retirement Benefits	2006	2005	2006	2005
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$1.5	$1.9	$3.0	$3.7
Interest cost	8.4	9.7	16.9	19.4
Expected return on plan assets	—	—	—	—
Amortization of net (gain)/loss	3.5	2.7	7.0	5.4
Prior service cost recognized	(8.5)	—	(8.5)	—
Amortization of prior service cost	(2.5)	0.6	(5.0)	1.2

Plan curtailment (gain)/loss	(3.1)	—	(3.1)	—
Special termination benefits	0.7	—	0.7	—

Net periodic benefit cost	$—	$14.9	$11.0	$29.7

     On September 29, 2005, the Company announced benefit changes effective January 1, 2006 for active, non-represented employees at its Dallas, Grand Prairie, Hawthorne, Milledgeville and Stuart facilities. These changes include reduced pension accrual rates, freezing benefits in the pension plan for employees with less than five years of vesting service as of January 1, 2006, eliminating participation in the pension plan for employees hired after October 1, 2005, creating a new defined contribution benefit for such employees no longer accruing additional benefits under the pension plan, capping the Company match under the existing defined contribution plan, and discontinuance of company-provided post-65 retiree healthcare for future retirees. In October 2005, the Company notified certain current retirees of changes in their medical coverage. These changes have been incorporated in the net periodic benefit costs provided herein.
     As a result of the Company’s announcement in February 2004 to consolidate certain manufacturing operations, the Company recorded liabilities for pension and postretirement benefit plan curtailments and recognition of prior service cost, which were $23.3 million for the year ended December 31, 2004. When the Company announced its decision to revise the consolidation plan in December 2005, the liabilities for plan curtailments and prior service cost recognition were reduced by $8.8 million for the year ended December 31, 2005. In April 2006, when the decision not to complete the consolidation was finalized, the liabilities for plan curtailments and prior service cost recognition were further reduced by $11.5 million in the second quarter of 2006.
     In April and June 2006, a total of 620 personnel were terminated, consistent with the Company’s plan to reduce the non-touch labor workforce. These personnel reductions resulted in an increase in pension and other post-retirement benefit costs of approximately $2.2 million, which was recorded as a charge in the second quarter of 2006.
Note 8 – Commitments
     Warranty Reserves. A reserve has been established to provide for the estimated future cost of warranties on the Company’s delivered products. Management periodically reviews the reserves and adjustments are made accordingly. A provision for warranties on products delivered is made on the basis of the Company’s historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship.

     The following is a roll-forward of amounts accrued for warranty reserves:

Warranty
Reserve
($ in millions)
Balance at December 31, 2004	10.2
Warranty costs incurred	(0.5)
Additions charged to cost of sales:
Warranties issued	0.3
Charges related to pre-existing warranties	(2.0)

Balance at December 31, 2005	$8.0
Warranty costs incurred	—
Additions charged to cost of sales:
Warranties issued	0.7
Charges related to pre-existing warranties	(1.5)

Balance at June 25, 2006	$7.2

Note 9 – Environmental Contingencies
     Environmental liabilities are accrued when the Company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded.
     The acquisition agreement between Northrop Grumman Corporation and the Company transferred certain pre-existing (as of July 24, 2000) environmental liabilities to the Company. The Company is liable for the first $7.5 million and 20% of the amount between $7.5 million and $30 million for environmental costs incurred relating to pre-existing matters as of July 24, 2000. Pre-existing environmental liabilities exceeding the Company’s $12 million liability limit remain the responsibility of Northrop Grumman Corporation under the terms of the acquisition agreement, to the extent they are identified within 10 years from the acquisition date. Thereafter, to the extent environmental remediation is required for hazardous materials including asbestos, urea formaldehyde foam insulation or lead-based paints, used as construction materials in, on, or otherwise affixed to structures or improvements on property acquired from Northrop Grumman Corporation, the Company would be responsible. The Company has no material outstanding or unasserted asbestos, urea formaldehyde foam insulation or lead-based paints liabilities including on property acquired from Northrop Grumman Corporation. The Company has an accrual of $4.2 million and $4.3 million for environmental costs at June 25, 2006 and December 31, 2005, respectively.
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

     The following is a roll-forward of amounts accrued for environmental liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2004	$5.8
Environmental costs incurred	(1.5)

Balance at December 31, 2005	4.3
Environmental costs incurred	(0.1)

Balance at June 25, 2006	$4.2

Note 10 – Other Non-Current Liabilities
     Other non-current liabilities consisted of the following:

	June 25,	December 31,
	2006	2005
	($ in millions)
Deferred income from the sale of Hawthorne facility	$52.6	$52.6
State of South Carolina grant monies (a)	68.3	52.2
State of Texas grant monies	35.0	35.0
Deferred worker’s compensation	24.9	19.5
Accrued warranties	6.9	7.5
Other	3.8	4.7
Total other non-current liabilities	$191.5	$171.5

(a) With the activation of the South Carolina plant in June 2006, the Company has begun recognizing a portion of the State of South Carolina grant monies as a reduction in expense.
Note 11 – Related Party Transactions
     In accordance with the management agreement between Vought Aircraft Industries, Inc. and the Company’s principal stockholder, The Carlyle Group (“Carlyle”), the Company paid fees of $1.0 million for various management services provided by Carlyle for each of the six-month periods ended June 25, 2006 and June 26, 2005.
Note 12 – Guarantor Subsidiaries
     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by the Company’s 100% owned subsidiaries. Summarized financial information of the Company and its subsidiaries is presented below:

Consolidating Balance Sheet
June 25, 2006
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$49.8	$0.1	$—	$49.9
Accounts receivable	120.3	6.9	—	127.2
Intercompany receivable	14.9	7.4	(22.3)	—
Inventories	360.7	14.0	—	374.7
Other current assets	9.7	0.3	—	10.0

Total current assets	555.4	28.7	(22.3)	561.8

Property, plant and equipment, net	519.5	9.3	—	528.8

Goodwill, net	464.0	63.7	—	527.7
Identifiable intangible assets, net	73.7	—	—	73.7
Investment in affiliated company	79.3	—	(79.3)	—
Debt origination costs, net and other assets	16.4	0.1	—	16.5

Total assets	$1,708.3	$101.8	$(101.6)	$1,708.5

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$144.7	$4.4	$—	$149.1
Intercompany payable	7.4	14.9	(22.3)	—
Accrued and other liabilities	68.3	0.6	—	68.9
Accrued payroll and employee benefits	31.3	1.1	—	32.4
Accrued post-retirement benefits — current	54.6	—	—	54.6
Accrued pension — current	55.6	—	—	55.6
Current portion of long-term bank debt	4.0	—	—	4.0
Capital lease obligations	—	0.9	—	0.9
Accrued contract liabilities	329.2	—	—	329.2

Total current liabilities	695.1	21.9	(22.3)	694.7

Long-term liabilities:
Accrued post-retirement benefits	485.3	—	—	485.3
Accrued pension	440.0	—	—	440.0
Long-term bank debt, net of current portion	416.0	—	—	416.0
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligation	—	0.6	—	0.6
Other non-current liabilities	191.5	—	—	191.5

Total liabilities	2,497.9	22.5	(22.3)	2,498.1

Stockholders’ equity (deficit):

Common stock, par value $0.01; 50,000,000 shares authorized, 24,738,665 issued and outstanding	0.3	—	—	0.3
Additional paid-in capital	411.7	80.3	(80.3)	411.7
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.0)	—	—	(1.0)
Accumulated deficit	(621.6)	(1.0)	1.0	(621.6)
Accumulated other comprehensive loss	(577.4)	—	—	(577.4)

Total stockholders’ equity (deficit)	(789.6)	79.3	(79.3)	(789.6)

Total liabilities and stockholders’ equity (deficit)	$1,708.3	$101.8	$(101.6)	$1,708.5

Consolidating Balance Sheet
December 31, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$9.9	$0.2	$—	$10.1
Accounts receivable	84.5	6.3	—	90.8
Intercompany receivable	12.1	5.8	(17.9)	—
Inventories	327.9	12.2	—	340.1
Other current assets	6.9	0.5	—	7.4

Total current assets	441.3	25.0	(17.9)	448.4

Property, plant and equipment, net	474.9	10.2	—	485.1

Goodwill, net	464.0	63.7	—	527.7
Identifiable intangible assets, net	79.1	—	—	79.1
Investment in affiliated company	79.3	—	(79.3)	—
Debt origination costs, net and other assets	21.5	—	—	21.5

Total assets	$1,560.1	$98.9	$(97.2)	$1,561.8

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$117.8	$4.1	$—	$121.9
Intercompany payable	5.8	12.1	(17.9)	0.0
Accrued and other liabilities	68.5	0.5	—	69.0
Accrued payroll and employee benefits	34.6	0.9	—	35.5
Accrued post-retirement benefits — current	53.4	—	—	53.4
Accrued pension — current	36.8	—	—	36.8
Current portion of long-term bank debt	4.0	—	—	4.0
Capital lease obligations	—	0.8	—	0.8
Accrued contract liabilities	216.0	—	—	216.0

Total current liabilities	536.9	18.4	(17.9)	537.4

Long-term liabilities:
Accrued post-retirement benefits	496.5	—	—	496.5
Accrued pension	441.2	—	—	441.2
Long-term bank debt, net of current portion	417.0	—	—	417.0
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligation	—	1.2	—	1.2
Other non-current liabilities	171.5	—	—	171.5

Total liabilities	2,333.1	19.6	(17.9)	2,334.8

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 24,711,373 issued and outstanding	0.3	—	—	0.3
Additional paid-in capital	411.4	80.3	(80.3)	411.4
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.1)	—	—	(1.1)
Accumulated deficit	(604.6)	(1.0)	1.0	(604.6)
Accumulated other comprehensive loss	(577.4)	—	—	(577.4)

Total stockholders’ equity (deficit)	(773.0)	79.3	(79.3)	(773.0)

Total liabilities and stockholders’ equity (deficit)	$1,560.1	$98.9	$(97.2)	$1,561.8

Consolidating Statement of Operations
Three Months Ended June 25, 2006
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$443.7	$15.0	$(2.6)	$456.1

Costs and expenses
Cost of sales	319.2	13.7	(2.6)	330.3
Selling, general and administrative expenses	64.1	1.1	—	65.2
Impairment charge	8.5	—	—	8.5

Total costs and expenses	391.8	14.8	(2.6)	404.0

Operating income (loss)	51.9	0.2	—	52.1

Other income (expense)
Interest income	0.2	—	—	0.2
Other income (loss)	—	(0.1)	—	(0.1)
Equity in earnings (loss) of joint venture	(1.5)	—	—	(1.5)
Interest expense	(16.1)	(0.1)	—	(16.2)
Equity in income of consolidated subsidiaries	—	—	—	—

Income (loss) before income taxes	34.5	0.0	—	34.5

Income taxes	—	—	—	—

Net income (loss)	$34.5	$0.0	$—	$34.5

Consolidating Statement of Operations
Three Months Ended June 26, 2005
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$340.3	$19.4	$(2.7)	$357.0

Costs and expenses
Cost of sales	355.8	16.7	(2.7)	369.8
Selling, general and administrative expenses	77.2	0.6	—	77.8
Impairment charge	5.9	—	—	5.9

Total costs and expenses	438.9	17.3	(2.7)	453.5

Operating income (loss)	(98.6)	2.1	—	(96.5)

Other income (expense)
Interest income	0.9	—	—	0.9
Other income (loss)	—	(0.1)	—	(0.1)
Equity in earnings (loss) of joint venture	(0.7)	—	—	(0.7)
Interest expense	(12.6)	(0.1)	—	(12.7)
Equity in income of consolidated subsidiaries	1.9	—	(1.9)	—

Income (loss) before income taxes	(109.1)	1.9	(1.9)	(109.1)

Income taxes	—	—	—	—

Net income (loss)	$(109.1)	$1.9	$(1.9)	$(109.1)

Consolidating Statement of Operations
Six Months Ended June 25, 2006
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$758.4	$25.5	$(5.0)	$778.9

Costs and expenses
Cost of sales	596.3	23.5	(5.0)	614.8
Selling, general and administrative expenses	136.8	1.8	—	138.6
Impairment charge	8.5	—	—	8.5

Total costs and expenses	741.6	25.3	(5.0)	761.9

Operating income (loss)	16.8	0.2	—	17.0

Other income (expense)
Interest income	0.5	—	—	0.5
Other income (loss)	—	(0.1)	—	(0.1)
Equity in earnings (loss) of joint venture	(3.2)	—	—	(3.2)
Interest expense	(31.1)	(0.1)	—	(31.2)
Equity in income of consolidated subsidiaries	—	—	—	—

Income (loss) before income taxes	(17.0)	(0.0)	—	(17.0)

Income taxes	—	—	—	—

Net income (loss)	$(17.0)	$(0.0)	$—	$(17.0)

Consolidating Statement of Operations
Six Months Ended June 26, 2005
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Net sales	$593.2	$38.7	$(5.1)	$626.8

Costs and expenses
Cost of sales	582.2	33.3	(5.1)	610.4
Selling, general and administrative expenses	143.8	1.5	—	145.3
Impairment charge	5.9	—	—	5.9

Total costs and expenses	731.9	34.8	(5.1)	761.6

Operating income (loss)	(138.7)	3.9	—	(134.8)

Other income (expense)
Interest income	1.6	—	—	1.6
Other income (loss)	—	(0.1)	—	(0.1)
Equity in earnings (loss) of joint venture	(0.8)	—	—	(0.8)
Interest expense	(24.7)	(0.1)	—	(24.8)
Equity in income of consolidated subsidiaries	3.7	—	(3.7)	—

Income (loss) before income taxes	(158.9)	3.7	(3.7)	(158.9)

Income taxes	—	—	—	—

Net income (loss)	$(158.9)	$3.7	$(3.7)	$(158.9)

Consolidating Statement of Cash Flows
Six Months Ended June 25, 2006
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net income (loss)	$(17.0)	$—	$—	$(17.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation & amortization	27.8	1.4	—	29.2
Impairment Charge	8.5	—	—	8.5
Equity in losses of joint venture	3.2	—	—	3.2
Loss from asset sales	0.2	0.1	—	0.3
Income from investments in consolidated subsidiaries	—	—	—	—
Changes in current assets and liabilities:
Accounts receivable	(35.8)	(0.6)	—	(36.4)
Intercompany accounts receivable	(2.8)	(1.6)	4.4	—
Inventories, net of advance and progress billings	(32.8)	(1.8)	—	(34.6)
Other current assets	(1.4)	0.2	—	(1.2)
Accounts payable, trade	26.9	0.3	—	27.2
Intercompany accounts payable	1.6	2.8	(4.4)	—
Accrued payroll and employee benefits	(3.3)	0.2	—	(3.1)
Accrued and other liabilities	18.1	0.1	—	18.2
Accrued contract liabilities	113.2	—	—	113.2
Other assets and liabilities — long-term	(8.1)	0.1	—	(8.0)

Net cash provided by (used in) operating activities	98.3	1.2	—	99.5

Investing activities
Capital Expenditures	(74.2)	(0.8)	—	(75.0)
Proceeds from sale of assets	0.3	—	—	0.3

Net cash used in investing activities	(73.9)	(0.8)	—	(74.7)

Financing activities
Proceeds from short-term bank debt	155.0	—	—	155.0
Payments on short-term bank debt	(155.0)	—	—	(155.0)
Payments on long-term bank debt	(1.0)	—	—	(1.0)
Payments on capital leases	—	(0.5)	—	(0.5)
Proceeds from sale of common stock	0.3	—	—	0.3
Proceeds from repayment of stockholder loans	0.1	—	—	0.1
Proceeds from governmental grants	16.1	—	—	16.1

Net cash provided by (used in) financing activities	15.5	(0.5)	—	15.0

Net increase (decrease) in cash and cash equivalents	39.9	(0.1)	—	39.8
Cash and cash equivalents at beginning of period	9.9	0.2	—	10.1

Cash and cash equivalents at end of period	$49.8	$0.1	$—	$49.9

Consolidating Statement of Cash Flows
Six Months Ended June 26, 2005
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Operating activities
Net income (loss)	$(158.9)	$3.7	$(3.7)	$(158.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation & amortization	34.8	2.0	—	36.8
Impairment charge	5.9	—	—	5.9
Equity in losses of joint venture	0.8	—	—	0.8
Loss from asset sales	4.2	0.1	—	4.3
Income from investment in consolidated subsidiaries	(3.7)	—	3.7	—
Changes in current assets and liabilities:
Accounts receivable	(6.2)	(3.3)	—	(9.5)
Intercompany accounts receivable	2.4	1.3	(3.7)	—
Inventories, net of advance and progress billings	(32.4)	(0.3)	—	(32.7)
Other current assets	1.1	0.2	—	1.3
Accounts payable, trade	(5.8)	0.8	—	(5.0)
Intercompany accounts payable	(1.3)	(2.4)	3.7	—
Accrued payroll and employee benefits	(4.6)	—	—	(4.6)
Accrued and other liabilities	0.2	(0.8)	—	(0.6)
Accrued contract liabilities	98.0	—	—	98.0
Other assets and liabilities — long-term	27.2	(0.1)	—	27.1

Net cash provided by (used in) operating activities	(38.3)	1.2	—	(37.1)

Investing activities
Capital expenditures	(46.4)	(0.3)	—	(46.7)
Investment in joint venture	(2.5)	—	—	(2.5)

Net cash used in investing activities	(48.9)	(0.3)	—	(49.2)

Financing activities
Payments on long-term bank debt	(1.0)	—	—	(1.0)
Payments on capital leases	—	(0.5)	—	(0.5)
Proceeds from sale of common stock	0.1	—	—	0.1
Proceeds from governmental grants	15.5	—	—	15.5

Net cash provided by (used in) financing activities	14.6	(0.5)	—	14.1

Net increase (decrease) in cash and cash equivalents	(72.6)	0.4	—	(72.2)
Cash and cash equivalents at beginning of period	128.6	0.3	—	128.9

Cash and cash equivalents at end of period	$56.0	$0.7	$—	$56.7

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

Results of Operations

	Three Months	Percentage	Three Months	Six Months	Percentage	Six Months
	Ended June 25,	Change to	Ended June 26,	Ended June 25,	Change to	Ended June 26,
	2006	Prior Year	2005	2006	Prior Year	2005
	($ in millions)			($ in millions)
Net sales:
Commercial	$230.9	26%	$183.9	$369.1	16%	$318.0
Military	130.8	13%	115.3	259.5	27%	205.1
Business jets	94.4	63%	57.8	150.3	45%	103.7

Total net sales	$456.1	28%	$357.0	$778.9	24%	$626.8
Costs and expenses:
Cost of sales	330.3	-11%	369.8	614.8	1%	610.4
Selling, general and administrative	65.2	-16%	77.8	138.6	-5%	145.3
Impairment charge	8.5	44%	5.9	8.5	44%	5.9

Total costs and expenses	$404.0	-11%	$453.5	$761.9	0%	$761.6
Operating income (loss)	52.1	-154%	(96.5)	17.0	-113%	(134.8)
Other income (loss)	(0.1)	0%	(0.1)	(0.1)	0%	(0.1)
Equity in (loss) of joint venture	(1.5)	114%	(0.7)	(3.2)	300%	(0.8)
Interest expense, net	(16.0)	36%	(11.8)	(30.7)	32%	(23.2)

Net income (loss)	$34.5	-132%	$(109.1)	$(17.0)	-89%	$(158.9)

Comparison of Results of Operations for the Three Months Ended June 25, 2006 and June 26, 2005
     Net sales. Net sales for the quarter ended June 25, 2006 were $456.1 million, an increase of $99.1 million or 28%, compared with net sales of $357.0 million for the same period in the prior year. When comparing the second quarter of 2006 with the same period in the prior year:
•	Commercial net sales increased by approximately $47.0 million or 26%, primarily due to recognition of approximately $70.5 million in sales related to a customer settlement which was finalized in the second quarter, offset by a reduction of approximately $29.2 million in deliveries of the Boeing 747 fuselage due to an unusually high number of deliveries in the second quarter of 2005.

•	Military net sales increased approximately $15.5 million or 13%, primarily as a result of an increase in the number of deliveries on the Global Hawk program, which increased sales by $25.6 million, partially offset by a decrease in the number of deliveries on the V-22 program, which decreased sales by $4.5 million.

•	Business Jet net sales increased by approximately $36.6 million or 63%, substantially due to a customer settlement that was finalized in the second quarter.
     Cost of sales. Cost of sales for the three months ended June 25, 2006 were $330.3 million (72% of net sales), a decrease of $39.5 million or 11% compared to cost of sales of $369.8 million (104% of net sales) for the same period in the prior year. This decrease is primarily the result of one-time facility consolidation and disruption charges that were included in 2005, partially offset by program costs associated with the customer settlements that occurred in 2006.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 25, 2006 were $65.2 million, a decrease of $12.6 million or 16% compared with selling, general and administrative expenses of $77.8 million for the same period in the prior year. This decrease is primarily attributable to approximately $13.6 million of lower net periodic benefit costs in 2006 associated with the Company’s pension and other post-retirement benefit plans.
     Operating income (loss). Operating income for the three months ended June 25, 2006 was $52.1 million, compared to an operating loss of ($96.5) million for the same period in the prior year. The change of $148.6 million is primarily related to the favorable effects of customer settlements on net sales, combined with the reduction in program costs and net periodic benefit costs, partially offset by program costs related to the customer settlements.
     Interest expense, net. Interest expense, net for the three months ended June 25, 2006 was $16.0 million, an increase of $4.2 million or 36% compared with $11.8 million for the same period in the prior year. This increase is partially due to increased interest rates on our variable rate indebtedness over the same period last year. Additionally, the Company had borrowings during the quarter ended June 25, 2006 of up to $90 million, under the revolving credit facility, whereas in the corresponding quarter of 2005, there were no such borrowings. Interest expense in 2006 also includes lease payments related to the Hawthorne facility. The Hawthorne lease did not begin until July 2005.
Comparison of Results of Operations for the Six Months Ended June 25, 2006 and June 26, 2005
     Net sales. Net sales for the six months ended June 25, 2006 were $778.9 million, an increase of $152.1 million or 24%, compared with net sales of $626.8 million for the same period in the prior year. When comparing the first six months of 2006 with the same period in the prior year:
•	Commercial net sales increased by approximately $ 51.1 million or 16%, primarily due to the recognition of approximately $70.5 million in sales related to a customer settlement that was finalized in 2006, offset by a reduction of approximately $23.6 million in deliveries of the Boeing 747 fuselage due to an unusually high number of deliveries in the second quarter of 2005.

•	Military net sales increased approximately $54.4 million or 27%, primarily as a result of an increase in the number of deliveries on the Global Hawk program, which contributed $32.8 million of sales, as well as $26.7 million related to initial deliveries on the C-5 program that began in 2006. These increases were partially offset by a decrease of $3.9 million due to reduced deliveries on the V-22 program.

•	Business Jet net sales increased by approximately $46.6 million or 45%, substantially due to a customer settlement that was finalized in 2006 and due to increased deliveries.
     Cost of sales. Cost of sales for the six months ended June 25, 2006 were $614.8 million (79% of net sales), an increase of $4.4 million compared to cost of sales of $610.4 million (97% of net sales) for the same period in the prior year. The 2005 period included one-time facility consolidation and disruption charges of $103.5 million, while the 2006 period includes costs associated with increased deliveries in 2006 as compared to 2005, as well as program costs related to the 2006 customer settlements and adjustments made on the rotocraft program during the first quarter of 2006.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 25, 2006 were $138.6 million, a decrease of $6.7 million or 5% compared with selling, general and administrative expenses of $145.3 million for the same period in the prior year. This decrease is attributable to lower net periodic benefit costs associated with the Company’s pension and other post-retirement benefit plans, offset by increased investments in the Boeing 787 program.
     Operating income (loss). Operating income for the six months ended June 25, 2006 was $17.0 million, compared to an operating loss of ($134.8) million for the same period in the prior year. The change of $151.8 million is primarily related to the favorable effects of customer settlements on net sales, combined with the reduction of program costs and net periodic benefit costs, partially offset by costs associated with increased deliveries, costs associated with customer settlements, adjustments on the rotocraft program, and increased investment in the Boeing 787 program.
     Interest expense, net. Interest expense, net for the six months ended June 25, 2006 was $30.7 million, an increase of $7.5 million or 32% compared with $23.2 million for the same period in the prior year. This increase is partially due to increased interest rates on our variable rate indebtedness over the same period last year. Additionally, the Company had borrowings during the six months ended June 25, 2006 of up to $90 million, under the revolving credit facility, whereas in the corresponding period of 2005, there were no such borrowings. Interest expense in 2006 also includes lease payments related to the Hawthorne facility. The Hawthorne lease did not begin until July 2005.
Critical Accounting Policies
     In December 2004, the FASB issued SFAS No. 123R, Share-based Payments. SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Prior to 2006, the Company accounted for stock option grants using the intrinsic value method. Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the standard. Allowable valuation models include a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The Company adopted SFAS 123R at the beginning of the first quarter of fiscal 2006, applying the “modified prospective application,” which requires the Company to value stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the stock option’s remaining vesting period. As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the six months ended June 25, 2006 is $12,670 more than if it had continued to account for share-based compensation under APB Opinion No. 25.
Liquidity and Capital Resources
     Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. The primary sources of our liquidity include cash flow from operations and borrowing capacity through our credit facility and long-term capital markets. Vought’s liquidity requirements and working capital needs depend on a number of factors, including the level of delivery rates under our contracts, the level of developmental expenditures related to new programs, growth and contractions in the business cycles, contributions to our pension plans as well as interest and debt payments. Working capital requirements fluctuate between periods as a result of changes in delivery rates under existing contracts and production associated with new contracts. For some aircraft programs, milestone or advance payments finance working capital, which helps to improve liquidity. In addition, the Company may, in the ordinary course of business, settle outstanding claims with customers or suppliers or we may receive payments for previously unnegotiated change orders. Settlement of pending claims can have a significant impact on our results of operations and cash flows. We believe that cash flows from operations, cash and cash equivalents on hand, and funds available from our credit facility will provide adequate funding for our working capital needs, planned capital expenditures and near term debt service obligations. Our ability to meet these obligations will depend on future operating performance and our ability to refinance indebtedness, which will be affected by economic conditions and financial, business and other factors, some of which are beyond our control. We continue our efforts and initiatives to further reduce costs including reductions in the cost of materials; labor cost reductions; efficiency improvements; and reductions in retiree healthcare and pension costs.

     As of June 25, 2006, we had total debt of approximately $691.5 million, which included $420.0 million incurred under our Credit Facility and $270.0 million of Senior Notes. In addition, we had $1.5 million of capital lease obligations. Excluding current obligations of $4.0 million and $0.9 million under our Credit Facility and capital lease obligations, respectively, total long-term debt was approximately $686.6 million as of June 25, 2006.
     As of June 25, 2006, the Credit Facility borrowings consisted of $420.0 million under the Term Loan and $50.1 million outstanding Letters of Credit under the $75 million synthetic facility. There were no borrowings under the Revolver as of June 25, 2006. The Company is obligated to pay an annual commitment fee on the unused revolving credit facility of 0.5% or less dependent upon the leverage ratio under the Credit Agreement.
Debt Covenants. Our debt and credit agreements contain customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The Credit Agreement also includes financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios as defined in the agreement, and a limitation on our capital spending levels. The Senior Notes agreement also contains various restrictive covenants including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of June 25, 2006 we were in compliance with the covenants for our debt and credit facilities.
Cash Flow
     Net cash provided by operating activities for the six months ended June 25, 2006 was $99.5million, an increase of $136.6 million compared to net cash used in operating activities of $37.1 million for the same period in the prior year. The increase in cash provided from the prior year was primarily due to cash received from customer settlements and also customer advances.
     Cash used in investing activities generally has been for capital expenditures. Net cash used for investing activities for the six months ended June 25, 2006 was $74.7 million, an increase of $25.5 million compared to $49.2 million for the prior year. The increase primarily reflects increases in capital spending for the 787 program and the related construction for the South Carolina site.
     Cash provided by financing activities for the six months ended June 25, 2006 was relatively flat compared to net cash provided by financing activities for the prior year. As of June 25, 2006, there were no outstanding borrowings on the Revolver, leaving the full borrowing capacity of $150.0 million available.
Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements as of June 25, 2006.

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
     Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by customers pending contract completion. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations, we cannot guarantee that we will continue to experience the same credit loss rates in the future.
     We maintain cash and cash equivalents with various financial institutions and perform periodic evaluations of the relative credit standing of those financial institutions. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit risk on cash and cash equivalents.
     Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk through long-term supply agreements with a number of our major suppliers. We, as well as our supply base, are experiencing certain delays and pricing increases in the receipt of metallic raw materials due to unprecedented market demand across the industry. Based upon market conditions and industry analysis we expect these conditions to continue through at least 2007 as metallic (aluminum and titanium) raw material supply adjusts to the industry upturn, increased infrastructure demand in China and Russia, and increased aluminum and titanium usage in an ever wider range of global products. These market conditions began to affect our cost and production schedules in mid 2005, and may have an impact on cash flows or results of operations in future periods. The Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk; however, the Company is reviewing a full range of business options focused on strategic risk management for all raw material commodities.
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
     Management has performed sensitivity analyses to determine how market rate changes will affect the fair value of the market risk sensitive hedge positions and all other debt that we bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions and actual market movements may vary. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $420.0 million of variable rate debt under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of June 25, 2006 would decrease our annual pre-tax income by approximately $4.2 million.

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
Utility Price Risks
     We have exposure to utility price risks as a result of volatility in the cost and supply of energy and natural gas. To minimize these risks, we have entered into fixed price contracts at certain of the manufacturing locations for a portion of its energy usage for periods of a year or more. Although these contracts would reduce the risk to us during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on our consolidated results of operations.
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
     To address the material weaknesses that were identified as of December 31, 2005, and presented in our 2005 Annual Report on Form 10-K, we performed additional analyses and other post-closing procedures to ensure that the condensed consolidated financial statements presented herein were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
     As previously disclosed on Form 8-K and in the March 26, 2006 Quarterly Report on Form 10-Q, the Company’s Chief Financial Officer and the Principal Accounting Officer resigned subsequent to the end of the first quarter of 2006. We are confident that our current staff has sufficient financial experience and expertise to successfully perform the duties associated with these positions, on an acting basis, until permanent replacements are named.
     The Company continues to make progress on the remediation plans discussed in our 2005 Annual Report on Form 10-K including improved communications, training, documentation, and analysis. In addition, the Company has begun to fill open positions to further enhance staffing levels and skill sets. During the quarter, improvements were made that have strengthened the controls over the financial statement close process and the quarterly profitability review process. We will continue efforts to improve our processes and controls and anticipate completing the remediation plans on schedule notwithstanding the management changes described above.

     Other than the events and enhancements described above, there have been no material changes in our disclosure controls and procedures, or our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.
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
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.
ITEM 6. EXHIBITS
(a) Exhibits

(10.1)*	Separation Agreement between Vought and Vern Broomall.

(31.1)*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.

(Registrant)

August 9, 2006	/s/ Wendy Hargus

(Date)	Wendy Hargus
Interim Principal Financial and Accounting
Officer and Authorized Officer