Form 10-Q
period 2006-09-24
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2006-11-08
CIK 1278061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at November 6, 2006 was 24,755,248.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Vought Aircraft Industries, Inc.
Condensed Consolidated Balance Sheets
($ in millions, except per share amounts)

	(Unaudited)
	September 24,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$7.9	$10.1
Accounts receivable	96.7	90.8
Inventories	389.8	340.1
Other current assets	8.4	7.4

Total current assets	502.8	448.4

Property, plant and equipment, net	532.5	485.1
Goodwill	527.7	527.7
Identifiable intangible assets, net	71.2	79.1
Debt origination costs, net and other assets	16.3	21.5

Total assets	$1,650.5	$1,561.8

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$120.7	$121.9
Accrued and other liabilities	69.9	69.0
Accrued payroll and employee benefits	30.9	35.5
Accrued post-retirement benefits-current	56.1	53.4
Accrued pension-current	52.3	36.8
Current portion of long-term bank debt	4.0	4.0
Capital lease obligation	0.9	0.8
Accrued contract liabilities	312.1	216.0

Total current liabilities	646.9	537.4

Long-term liabilities:
Accrued post-retirement benefits	482.1	496.5
Accrued pension	344.3	441.2
Long-term bank debt, net of current portion	415.0	417.0
Long-term bond debt	270.0	270.0
Long-term capital lease obligation	0.5	1.2
Other non-current liabilities	203.1	171.5

Total liabilities	2,361.9	2,334.8

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,750,305 and 24,711,373 issued and outstanding in 2006 and 2005, respectively	0.3	0.3
Additional paid-in capital	411.8	411.4
Shares held in rabbi trust	(1.6)	(1.6)
Stockholders’ loans	(1.0)	(1.1)
Accumulated deficit	(635.0)	(604.6)
Accumulated other comprehensive loss	(485.9)	(577.4)

Total stockholders’ equity (deficit)	$(711.4)	$(773.0)

Total liabilities and stockholders’ equity (deficit)	$1,650.5	$1,561.8

See accompanying notes

Vought Aircraft Industries, Inc.
Condensed Consolidated Statements of Operations
($ in millions) (Unaudited)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
Net sales	$354.4	$310.4	$1,133.3	$937.2

Costs and expenses

Cost of sales	282.8	274.3	897.6	884.7
Selling, general and administrative expenses	68.5	77.1	207.1	222.4
Asset impairment	(0.4)	—	8.1	5.9

Total costs and expenses	350.9	351.4	1,112.8	1,113.0

Operating income (loss)	3.5	(41.0)	20.5	(175.8)

Other income (expense)
Interest income	0.6	1.2	1.1	2.8
Other income (loss)	—	(0.3)	(0.1)	(0.4)
Equity in earnings (loss) of joint venture	(1.5)	(1.0)	(4.7)	(1.8)
Interest expense	(16.0)	(14.1)	(47.2)	(38.9)

Income (loss) before income taxes	(13.4)	(55.2)	(30.4)	(214.1)

Income taxes	—	—	—	—

Net income (loss)	$(13.4)	$(55.2)	$(30.4)	$(214.1)

See accompanying notes

Vought Aircraft Industries, Inc.
Condensed Consolidated Statements of Cash Flows
($ in millions) (Unaudited)

	For the Nine Months Ended
	September 24,	September 25,
	2006	2005
Operating activities
Net loss	$(30.4)	$(214.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44.2	54.7
Asset impairment	8.1	5.9
Equity in losses of joint venture	4.7	1.8
Loss from asset sales	0.9	4.7
Changes in current assets and liabilities:
Accounts receivable	(5.9)	31.0
Inventories, net of advances and progress billings	(49.7)	(50.7)
Other current assets	0.3	(0.4)
Accounts payable, trade	(2.4)	3.8
Accrued payroll and employee benefits	(4.6)	(4.1)
Accrued and other liabilities	19.1	(4.6)
Accrued contract liabilities	96.1	134.7
Other assets and liabilities—long-term	(6.3)	39.3

Net cash provided by operating activities	74.1	2.0

Investing activities
Capital expenditures	(91.9)	(84.0)
Proceeds from sale of assets	0.3
Investment in joint venture	—	(5.0)

Net cash used in investing activities	(91.6)	(89.0)

Financing activities
Proceeds from short-term bank debt	155.0	—
Payments on short-term bank debt	(155.0)	—
Payments on long-term bank debt	(2.0)	(2.0)
Payments on capital leases	(0.6)	(0.6)
Proceeds from Hawthorne	—	52.6
Proceeds from governmental grants	17.4	25.3
Proceeds from sale of common stock	0.4	0.1
Proceeds from repayment of stockholder loans	0.1	0.1
Retirement of common stock	—	(0.3)

Net cash provided by financing activities	15.3	75.2

Net increase (decrease) in cash and cash equivalents	(2.2)	(11.8)
Cash and cash equivalents at beginning of period	10.1	128.9

Cash and cash equivalents at end of period	$7.9	$117.1

See accompanying notes

VOUGHT AIRCRAFT INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 24, 2006
Note 1 — Organization and Basis of Presentation
     Vought Aircraft Industries, Inc (“Vought”) and its wholly-owned subsidiaries, VAC Industries, Inc., Vought Commercial Aircraft Corporation and Contour Aerospace Corporation (“Contour”) are herein referred to collectively as “We” or the “Company”. We are one of the largest independent manufacturers of aerostructures for commercial, military and business jet aircraft in the world. We develop and manufacture fuselages, wings and wing assemblies, empennages (which are tail assemblies comprised of horizontal and vertical stabilizers, elevators and rudders), aircraft doors, nacelle components (which are the structures around engines) and control surfaces (such as rudders, spoilers, ailerons and flaps) as well as rotorcraft cabins and substructures. These aerostructures are subsequently integrated by our customers into a wide range of commercial, military and business jet aircraft manufactured by some of the world’s leading aerospace companies. We also provide our customers with testing, logistics and engineering services. Our customers are the leading prime manufacturers of commercial, military and business jet aircraft, including Airbus S.A.S. (“Airbus”), Bell Helicopter Textron, Inc. (“Bell Helicopter”), The Boeing Company (“Boeing”), Gulfstream Aerospace Corp., a General Dynamics Company (“Gulfstream”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop Grumman”), Sikorsky Aircraft Corporation, a United Technologies Company (“Sikorsky”), among others, and the U.S. Air Force (“Air Force”). We generated net sales of $1,133.3 million for the nine months ended September 24, 2006. Our corporate office is in Dallas, Texas, and production work is performed at sites in Hawthorne and Brea, California; Dallas and Grand Prairie, Texas; Milledgeville, Georgia; Everett, Washington; Nashville, Tennessee; Stuart, Florida; and North Charleston, South Carolina. The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and the nine months ended September 24, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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

Note 2 — New Accounting Pronouncements
     In June 2006, the FASB issued Statement of Financial Accounting Standards Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes that we should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective January 1, 2007. We have not yet determined the impact, if any, of adopting FIN 48 on our financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the potential impact, if any, of SFAS 157 on our financial statements.
     In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit obligation in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. SFAS 158 is effective no later than the end of the Company’s fiscal year ended December 31, 2007. Management has not yet determined whether SFAS 158 will be adopted early in its statement of financial position as of December 31, 2006 or if SFAS 158 will be adopted in its statement of financial position as of December 31, 2007. We are currently evaluating the impact of SFAS 158 on our financial statements.

Note 3 — Stock-Based Compensation
     During 2001, we adopted the Amended and Restated Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years; however, most options had vested as of December 31, 2005 due to cash flow performance and certain financial targets being met. The incentive options granted to employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At September 24, 2006, options granted and outstanding from the 2001 Stock Option Plan to employees and directors amounted to 796,590 shares of which 706,150 are vested and exercisable.
     In connection with the acquisition of Aerostructures in 2003, Vought assumed a similar stock option plan maintained by Aerostructures (the “2003 Stock Option Plan”). Outstanding options granted under that plan, which had been fully vested pursuant prior to the acquisition, were exchanged for 217,266 Vought stock options. No new options have been granted under the 2003 Stock Option Plan. At September 24, 2006, options granted and outstanding from the 2003 Stock Option Plan amounted to 198,997, and all are fully vested.
     In the first quarter of fiscal 2006, we adopted SFAS 123R. Prior to 2006, we accounted for stock option grants using the intrinsic value method. During the fourth quarter of 2005, the Company recorded stock compensation income of $6.4 million, included in general and administrative expense, to reflect the impact of an estimated decrease in the fair value of our common stock, related to non-recourse notes previously issued to officers for stock purchases and decreased deferred compensation liability for the Company’s rabbi trust.
     The following schedule reflects the impact on net income (loss) if we had applied the fair value recognition provisions of SFAS No. 123R, Accounting for Stock Based Compensation, to stock based employee compensation:

	Three Months Ending		Nine Months Ending
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
	($ in millions)
Reported net loss	$(13.4)	$(55.2)	$(30.4)	$(214.1)
Stock based compensation	—	—	—	—

	(13.4)	(55.2)	(30.4)	(214.1)
Compensation expense per SFAS No. 123	—	(0.5)	—	(1.5)

Pro forma net loss for SFAS No. 123	$(13.4)	$(55.7)	$(30.4)	(215.6)

     For the nine months ending September 24, 2006 and September 25, 2005, we recognized stock compensation costs of $19,005 and $0, respectively. The remaining unrecognized compensation cost related to unvested awards at September 24, 2006 approximated $165,000, and the weighted-average period of time over which this cost will be recognized is 6.9 years.

     The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following assumptions used for grants issued in the nine months of 2005 (there were no option grants in the first nine months of 2006):

2005
Expected dividend yield	0%
Risk free interest rate	3.9%-4.3%
Expected life of options	6 years
     The following table summarizes stock options outstanding as of September 24, 2006 as well as activity during the nine months then ended:

		Average
		Exercise
	Options	Price
Options outstanding at December 31, 2005	1,507,129	$13.17
Options granted	—	$—
Options forfeited/expired	(483,260)	$12.58
Options exercised	(28,282)	$10

Options outstanding at September 24, 2006	995,587	$11.38

Options exercisable at September 24, 2006	905,147	$12.64

Weighted average remaining contractual life at September 24, 2006	3.75

     As of September 24, 2006, there is no intrinsic value related to the options outstanding and shares exercisable as the valuation analysis conducted in 2005 yielded a value of less than $10 per share, which is below the exercise price of any option currently outstanding or exercisable. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).
     We have an Employee Stock Purchase Plan, which provides certain employees and independent directors the opportunity to purchase shares of Vought stock at its estimated fair value. Certain employee stock purchases were eligible for financing through non-recourse stockholder notes. Non-recourse stockholder notes, including interest at 6.09%, are due after 7 years, or upon specified events occurring. On October 24, 2000, 227,605 shares were sold for non-recourse notes at a price of $10 per share. As of September 24, 2006, there are 100,086 shares outstanding subject to non-recourse shareholder notes. Under SFAS 123R, we are required to treat these shares purchased with non-recourse notes as options and amortize the fair value of those options over their anticipated life. In calculating the fair value of these options, we determined that, based on the risk free rate on the date of grant and the interest rate of the notes, there was no positive fair value at the date of grant.
     The weighted average fair value of stock options on the grant date was $6.71 for options granted during the first nine months of 2005 (there were no stock option grants in the first nine months of 2006).

     There were 28,282 and 11,600 stock options exercised in the nine months ended September 24, 2006 and September 25, 2005, respectively. There were no shares modified or settled in either of these nine-month periods. Cash received from option exercise under all share-based payment arrangements for each of these nine-month periods, was $0.4 million and $0.1 million, respectively. There were no tax benefits realized as a result of these option exercises, in either nine-month period.
Stock Repurchase Program
     We do not currently have a formal stock repurchase program. The Board of Directors has approved the repurchase of outstanding common stock of certain individuals on a case-by-case basis. There were no shares repurchased during the nine months ending September 24, 2006.
Note 4 — Restructuring
     On February 26, 2004, we announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. The consolidation plan, as originally designed, was intended to renovate and modernize the Dallas facilities, close the Nashville and Stuart sites and reduce the size of the Hawthorne site. In December 2005, we announced our intention to keep the Nashville and Stuart facilities open to support certain programs whose future deliveries did not justify the costs to move the programs to Dallas and these plans were finalized in April 2006. Pursuant to the original plan to close the Nashville and Stuart facilities, we had previously offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,300 employees at these facilities. As a result of our decision in the second quarter of 2006 to keep these facilities open , we reduced our original estimates of the costs for these benefits and as of September 24, 2006, all benefit elections have been finalized. Our overall estimates for these costs are substantially final and are less than previously determined. Consequently, we have lowered our recorded liability for these items. The following table is a roll-forward of the amounts accrued for the restructuring liabilities discussed above, which are included in accrued and other liabilities:

Accrued Restructuring
Reserve - Stuart and
Nashville Sites
($ in millions)
Balance December 31, 2004	$7.3
Restructuring liabilities recognized	2.1
Restructuring liabilities reversed	(5.6)
Expenditures	(1.1)

Balance December 31, 2005	2.7

Restructuring liabilities reversed	(2.0)
Expenditures	(0.2)

Balance September 24, 2006	$0.5

     See Note 7 — Pension and Other Post-Retirement Benefits for further discussion of the effects of the restructuring on the pension and other post-employment benefits at the Nashville and Stuart facilities.
     In June 2006, we recorded an impairment of $8.5 million on certain fixed assets that were originally acquired as part of the site consolidation effort. In September 2006, an impairment adjustment of $0.4 million was recorded due to a revised cost estimate. Since the Nashville and Stuart facilities will remain open, these assets are no longer needed and we intend to sell them. The anticipated selling price for these assets is less than our carrying value as of September 24, 2006, which resulted in the recording of this charge.

The net book value of these assets (after the impairment charge) is $1.4 million, which has been classified as assets held for sale and included within other current assets in the accompanying Condensed Consolidated Balance Sheet as of September 24, 2006.
     In June 2005, we signed a contract for the sale of the Hawthorne facility and closed on that contract in July 2005. Based on the contractual sales price, costs to sell, and other terms of the contract, we recorded an impairment charge to operating income of $5.9 million in June 2005. Concurrent with closing the sale, we signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five-year renewal options. Due to certain contractual obligations, which require our continuing involvement in the facility, this transaction has been recorded as a financing transaction and not as a sale. Consequently, these assets will remain on our balance sheet within property, plant and equipment, net. The cash received in July 2005 of $52.6 million is recorded as a deferred liability on our balance sheet in other non-current liabilities. Depreciation will continue to be recognized on these assets and the lease payments will be amortized as interest expense. As of September 24 2006, the future minimum lease payments for the initial lease term are $10.5 million. For the nine months ended September 24, 2006, $2.1 million in lease payments have been recognized as interest expense. When the aforementioned contractual obligations have been satisfied, a sale will be recognized and a gain will be recorded equal to the excess of the deferred liability over the net book value of the assets at the date of sale.
     During 2001, we finalized and approved a restructuring plan designed to reduce our infrastructure costs by closing ourPerry, Georgia facility and relocating the facility’s production effort to the Stuart, Florida site. At December 31, 2001, we had accrued $12.6 million related to costs on non-cancelable lease payments and maintenance, after the anticipated closure date for the Perry facility. The closure of Perry was completed at the beginning of the third quarter of 2002. Subsequent to the closure, we have recorded $8.6 million of lease payments and maintenance against the accrual. The remaining non-cancelable lease payments and maintenance extend to 2007.
     The following is a rollforward of amounts accrued for restructuring at the Perry site and are included in accrued and other liabilities:

Accrued Restructuring
Reserve Perry Site
($ in millions)
Balance December 31, 2003	$9.5
Cash expenditures	(1.9)

Balance December 31, 2004	$7.6
Cash expenditures	(1.9)

Balance December 31, 2005	5.7
Cash expenditures for the nine months ended September 24, 2006	(1.7)

Balance September 24, 2006	$4.0

Note 5 — Inventories
     Inventories consisted of the following:

	September 24,	December 31,
	2006	2005
	($ in millions)
Production costs of contracts in process	$576.2	$529.8
Finished goods	3.2	22.8
Less: unliquidated progress payments	(189.6)	(212.5)

Total inventories	$389.8	$340.1

     As of September 24, 2006 and December 31, 2005, we classified $218.6 million and $125.9 million, respectively, of advances and progress payments as accrued contract liabilities on our balance sheet.
Note 6 — Goodwill and Intangible Assets
     Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is subject to annual impairment tests, which are performed in the fourth quarter. We completed our annual impairment analysis based on the discounted future cash flow method and determined that there was no impairment to goodwill as of year end 2005. Nothing has come to our attention in the first nine months of fiscal 2006 that would cause us to change our assessment of goodwill.
     Intangible assets consisted of the following:

	September 24,	December 31,
	2006	2005
	($ in millions)
Programs and contracts	$137.3	$137.3
Pension asset	19.2	19.1
Less: accumulated amortization	(85.3)	(77.3)

Identifiable intangible assets, net	$71.2	$79.1

Scheduled remaining amortization of identifiable intangible assets is as follows as of September 24, 2006:

($ in millions)
2006	$2.7
2007	10.0
2008	8.9
2009	8.9
2010	6.0
Thereafter	15.5

$52.0

Note 7 — Pension and Other Post-retirement Benefits
     The components of net periodic benefit cost for the our pension plans and other post-retirement benefit plans were as follows:

	Three	Three
	Months	Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 24,	September 25,	September 24,	September 25,
Pension Benefits	2006	2005	2006	2005
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$5.6	$8.0	$18.1	$24.0
Interest cost	27.1	25.9	79.6	77.5
Expected return on plan assets	(28.2)	(29.2)	(85.9)	(87.6)
Amortization of (gains) or losses	10.6	13.4	38.7	40.4
Prior service cost recognized	—	—	(0.4)	—
Amortization of prior service cost	1.0	0.8	3.0	2.4
Plan curtailment (gain)/loss	—	—	1.1	—
Special termination benefits	—	—	0.9	—

Net periodic benefit cost	$16.1	$18.9	$55.1	$56.7

Defined contribution plan cost	$1.6	$1.7	$5.1	$5.2

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 24,	September 25,	September 24,	September 25,
Other Post-retirement Benefits	2006	2005	2006	2005
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$1.5	$1.8	$4.5	$5.5
Interest cost	9.0	9.6	25.9	29.0
Expected return on plan assets	—	—	—	—
Amortization of net (gain)/loss	1.7	2.7	8.7	8.1
Prior service cost recognized	—	—	(8.5)	—
Amortization of prior service cost	(2.1)	0.7	(7.1)	1.9
Plan curtailment (gain)/loss	—	—	(3.1)	—
Special termination benefits	—	—	0.7	—

Net periodic benefit cost	$10.1	$14.8	$21.1	$44.5

     On September 29, 2005, we announced benefit changes effective January 1, 2006 for active, non-represented employees at our facilities other than Nashville. These changes include reduced pension accrual rates, freezing benefits in the pension plan for employees with less than five years of vesting service as of January 1, 2006, eliminating participation in the pension plan for employees hired after October 1, 2005, creating a new defined contribution benefit for such employees no longer accruing additional benefits under the pension plan, capping the Company match under the existing defined contribution plan, and discontinuance of company-provided post-65 retiree healthcare for future retirees. In October 2005, we notified certain current retirees of changes in their medical coverage. These changes have been incorporated in the net periodic benefit costs provided herein.
     As a result of our announcement in February 2004 to consolidate certain manufacturing operations, we recorded liabilities for pension and postretirement benefit plan curtailments and recognition of prior service cost. When we announced our decision to revise the consolidation plan in December 2005, the liabilities for plan curtailments and prior service cost recognition were reduced by $8.7 million for the year ended December 31, 2005. In April 2006, when the decision not to complete the consolidation was finalized, the liabilities for plan curtailments and prior service cost recognition were further reduced by $11.4 million in the second quarter of 2006.
     In April and June 2006, approximately 650 personnel were terminated, consistent with our plan to reduce the non-touch labor workforce. The changes in our consolidation plan and reductions in personnel during the second quarter of 2006 led to remeasurements of the impacted pension and other post retirement benefit plans as of June 30, 2006. The discount rates used to determine the pension and other post retirement benefit obligations were 6.45% and 6.35%, respectively, compared to 5.75% and 5.5% at December 31, 2005. The required remeasurements, received during the third quarter of 2006, resulted in an aggregate $91.3 million reduction to the additional minimum pension liability. It also reduced the post retirement benefit accumulated obligation by $24.3 million. These reductions are reflected in the accompanying September 24, 2006 condensed consolidated balance sheet. The remeasurements also resulted in a $3.9 million decrease to net periodic pension and other post retirement benefit costs for the third quarter of 2006, as compared to the first and second quarters of 2006.
     We expect to contribute $47.1 million to our qualified defined benefit pension plans in 2006 of which $43.5 million has been paid to date. The estimated contributions disclosed in December 31, 2005 financial statements was $36.8 million.
     On November 8, 2006, we announced that effective December 31, 2007, we will freeze benefit accruals under our non-represented employee pension plans. Affected employees will no longer earn credited service and future salary increases will not be factored into the benefit calculation after that date. Automatic contributions to a new account in the defined contribution plan will be made on behalf of all affected employees beginning January 1, 2008. In addition, many retirees will pay a greater amount to participate in our sponsored retiree medical plan effective January 1, 2007. We estimate that these collective benefit changes will lead to a remeasurement during the fourth quarter of 2006 and reduce our annual expense amount for these programs by approximately $12.7 million per year beginning in 2007 and our cash costs approximately $9.4 million per year beginning in 2008.
Note 8 — Commitments
     Warranty Reserves. We have established a reserve to provide for the estimated future cost of warranties on our delivered products. We periodically review the reserves and adjustments are made accordingly. A provision for warranties on products delivered is made on the basis of our historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship.
     The following is a roll-forward of amounts accrued for warranty reserves included in current and non-current other liabilities:

Warranty
Reserve
($ in millions)
Balance at December 31, 2004	10.2
Warranty costs incurred	(0.5)
Additions charged to cost of sales:
Warranties issued	0.3

Charges related to pre-existing warranties	(2.0)

Balance at December 31, 2005	$8.0
Warranty costs incurred	—
Additions charged to cost of sales:
Warranties issued	0.8

Charges related to pre-existing warranties	(1.7)

Balance at September 24, 2006	$7.1

Note 9 — Environmental Contingencies
     We accrue environmental liabilities when we determine we are responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded in other current and non-current liabilities.
     The acquisition agreement between Northrop Grumman Corporation and Vought transferred certain pre-existing (as of July 24, 2000) environmental liabilities to us. We are liable for the first $7.5 million and 20% of the amount between $7.5 million and $30 million for environmental costs incurred relating to pre-existing matters as of July 24, 2000. Pre-existing environmental liabilities exceeding our $12 million liability limit remain the responsibility of Northrop Grumman Corporation under the terms of the acquisition agreement, to the extent they are identified within 10 years from the acquisition date. Thereafter, to the extent environmental remediation is required for hazardous materials including asbestos, urea formaldehyde foam insulation or lead-based paints, used as construction materials in, on, or otherwise affixed to structures or improvements on property acquired from Northrop Grumman Corporation, we would be responsible. We have no material outstanding or unasserted asbestos, urea formaldehyde foam insulation or lead-based paints liabilities including on property acquired from Northrop Grumman Corporation. We have an accrual of $4.2 million and $4.3 million for environmental costs at September 24, 2006 and December 31, 2005, respectively.
     We acquired the Nashville, Tennessee facility from Textron Inc. in 1996. In connection with that acquisition, Textron agreed to indemnify up to $60 million against any pre-closing environmental liabilities with regard to claims made within ten years of the date on which the facility was acquired, including with respect to a solid waste landfill located onsite that was closed pursuant to a plan approved by the Tennessee Division of Solid Waste Management. Although that indemnity was originally scheduled to expire in August 2006, we believe that the agreement may continue to provide indemnification for certain pre-closing environmental liabilities incurred beyond that expiration date. While there are no currently pending environmental claims relating to the Nashville facility, there is no assurance that environmental claims will not arise in the future.
     The following is a roll-forward of amounts accrued for environmental liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2004	$5.8
Environmental costs incurred	(1.5)

Balance at December 31, 2005	4.3
Environmental costs incurred	(0.1)

Balance at September 24, 2006	$4.2

Note 10 — Other Non-Current Liabilities
     Other non-current liabilities consisted of the following:

	September 24,	December 31,
	2006	2005
	($ in millions)
Deferred income from the sale of Hawthorne facility	$52.6	$52.6
State of South Carolina grant monies (a)	68.6	52.2
State of Texas grant monies	35.0	35.0

Advance for South Carolina Taxiway Project (b)	7.8	—
Deferred worker’s compensation	26.3	19.5
Accrued warranties	6.9	7.5
Deficit in joint venture	2.1	—
Other	3.8	4.7

Total other non-current liabilities	$203.1	$171.5

(a)	With the activation of the South Carolina plant in June 2006, we have begun recognizing a portion of the State of South Carolina grant monies as a reduction in expense.

(b)	On July, 25 2006, we entered into an agreement with The Boeing Company (“Boeing”) to design and construct the Charleston, South Carolina site taxiway. The total estimated cost of the taxiway is approximately $13.4 million. Vought has received $2.0 million in grant funding from the State of South Carolina for the project. The remaining $11.4 million of cost will be funded by Boeing. We have received $7.8 million from Boeing as an advance for future design and construction costs.
Note 11 — Related Party Transactions
     In accordance with the management agreement between Vought Aircraft Industries, Inc. and our principal stockholder, The Carlyle Group (“Carlyle”), we have paid fees of $1.0 million and $1.5 million for various management services provided by Carlyle for each of the nine-month periods ended September 24, 2006 and September 25, 2005.
Note 12 — Guarantor Subsidiaries
     The 8% Senior Notes due 2011 were issued by Vought and are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by our 100% owned subsidiaries. Summarized below is our financial information and that of our subsidiaries:

Consolidating Balance Sheet
September 24, 2006
($ in millions, except per share amounts)
(Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$7.9	$—	$—	$7.9
Accounts receivable	92.0	4.7	—	96.7
Intercompany receivable	23.0	5.8	(28.8)	—
Inventories	376.1	13.7	—	389.8
Other current assets	8.0	0.4	—	8.4

Total current assets	507.0	24.6	(28.8)	502.8

Property, plant and equipment, net	515.3	17.2	—	532.5

Goodwill, net	464.0	63.7	—	527.7
Identifiable intangible assets, net	71.2	—	—	71.2
Investment in affiliated company	75.5	—	(75.5)	—
Debt origination costs, net and other assets	16.3	—	—	16.3

Total assets	$1,649.3	$105.5	$(104.3)	$1,650.5

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$117.0	$3.7	$—	$120.7
Intercompany payable	5.8	23.0	(28.8)	—
Accrued and other liabilities	68.9	1.0	—	69.9
Accrued payroll and employee benefits	30.0	0.9	—	30.9
Accrued post-retirement benefits — current	56.1	—	—	56.1
Accrued pension — current	52.3	—	—	52.3
Current portion of long-term bank debt	4.0	—	—	4.0
Capital lease obligations	—	0.9	—	0.9
Accrued contract liabilities	312.1	—	—	312.1

Total current liabilities	646.2	29.5	(28.8)	646.9

Long-term liabilities:
Accrued post-retirement benefits	482.1	—	—	482.1
Accrued pension	344.3	—	—	344.3
Long-term bank debt, net of current portion	415.0	—	—	415.0
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligation	—	0.5	—	0.5
Other non-current liabilities	203.1	—	—	203.1

Total liabilities	2,360.7	30.0	(28.8)	2,361.9

Stockholders’ equity (deficit):
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 24,711,373 issued and outstanding	0.3	—	—	0.3
Additional paid-in capital	411.8	80.3	(80.3)	411.8
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.0)	—	—	(1.0)
Accumulated deficit	(635.0)	(4.8)	4.8	(635.0)
Accumulated other comprehensive loss	(485.9)	—	—	(485.9)

Total stockholders’ equity (deficit)	(711.4)	75.5	(75.5)	(711.4)

Total liabilities and stockholders’ equity (deficit)	$1,649.3	$105.5	$(104.3)	$1,650.5

Consolidating Balance Sheet
December 31, 2005
($ in millions, except per share amounts)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$9.9	$0.2	$—	$10.1
Accounts receivable	84.5	6.3	—	90.8
Intercompany receivable	12.1	5.8	(17.9)	—
Inventories	327.9	12.2	—	340.1
Other current assets	6.9	0.5	—	7.4

Total current assets	441.3	25.0	(17.9)	448.4

Property, plant and equipment, net	474.9	10.2	—	485.1

Goodwill, net	464.0	63.7	—	527.7
Identifiable intangible assets, net	79.1	—	—	79.1
Investment in affiliated company	79.3	—	(79.3)	—
Debt origination costs, net and other assets	21.5	—	—	21.5

Total assets	$1,560.1	$98.9	$(97.2)	$1,561.8

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$117.8	$4.1	$—	$121.9
Intercompany payable	5.8	12.1	(17.9)	0.0
Accrued and other liabilities	68.5	0.5	—	69.0
Accrued payroll and employee benefits	34.6	0.9	—	35.5
Accrued post-retirement benefits — current	53.4	—	—	53.4
Accrued pension — current	36.8	—	—	36.8
Current portion of long-term bank debt	4.0	—	—	4.0
Capital lease obligations	—	0.8	—	0.8
Accrued contract liabilities	216.0	—	—	216.0

Total current liabilities	536.9	18.4	(17.9)	537.4

Long-term liabilities:
Accrued post-retirement benefits	496.5	—	—	496.5
Accrued pension	441.2	—	—	441.2
Long-term bank debt, net of current portion	417.0	—	—	417.0
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligation	—	1.2	—	1.2
Other non-current liabilities	171.5	—	—	171.5

Total liabilities	2,333.1	19.6	(17.9)	2,334.8

Stockholders’ equity (deficit):
Common stock, par value $0.01per share; 50,000,000 shares authorized, 24,711,373 issued and outstanding	0.3	—	—	0.3
Additional paid-in capital	411.4	80.3	(80.3)	411.4
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.1)	—	—	(1.1)
Accumulated deficit	(604.6)	(1.0)	1.0	(604.6)
Accumulated other comprehensive loss	(577.4)	—	—	(577.4)

Total stockholders’ equity (deficit)	(773.0)	79.3	(79.3)	(773.0)

Total liabilities and stockholders’ equity (deficit)	$1,560.1	$98.9	$(97.2)	$1,561.8

Consolidating Statement of Operations
Three Months Ended September 24, 2006
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$344.2	$9.7	$0.5	$354.4

Costs and expenses
Cost of sales	269.7	12.6	0.5	282.8
Selling, general and administrative expenses	67.6	0.9	—	68.5
Impairment charge	(0.4)	—	—	(0.4)

Total costs and expenses	336.9	13.5	0.5	350.9

Operating income (loss)	7.3	(3.8)	—	3.5

Other income (expense)
Interest income	0.6	—	—	0.6
Other income (loss)	—	—	—	—
Equity in earnings (loss) of joint venture	(1.5)	—	—	(1.5)
Interest expense	(16.0)	—	—	(16.0)
Equity in income of consolidated subsidiaries	(3.8)	—	3.8	—

Income (loss) before income taxes	(13.4)	(3.8)	3.8	(13.4)

Income taxes	—	—	—	—

Net income (loss)	$(13.4)	$(3.8)	$3.8	$(13.4)

Consolidating Statement of Operations
Three Months Ended September 25, 2005
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$295.9	$17.4	$(2.9)	$310.4

Costs and expenses
Cost of sales	261.8	15.4	(2.9)	274.3
Selling, general and administrative expenses	76.2	0.9	—	77.1
Asset impairment	—	—	—	—

Total costs and expenses	338.0	16.3	(2.9)	351.4

Operating income (loss)	(42.1)	1.1	—	(41.0)

Other income (expense)
Interest income	1.2	—	—	1.2
Other income (loss)	—	(0.3)	—	(0.3)
Equity in earnings (loss) of joint venture	(1.0)	—	—	(1.0)
Interest expense	(14.1)	—	—	(14.1)
Equity in income of consolidated subsidiaries	0.8	—	(0.8)	—

Income (loss) before income taxes	(55.2)	0.8	(0.8)	(55.2)

Income taxes	—	—	—	—

Net income (loss)	$(55.2)	$0.8	$(0.8)	$(55.2)

Consolidating Statement of Operations
Nine Months Ended September 24, 2006
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$1,102.6	$35.2	$(4.5)	$1,133.3

Costs and expenses
Cost of sales	866.0	36.1	(4.5)	897.6
Selling, general and administrative expenses	204.4	2.7	—	207.1
Impairment charge	8.1	—	—	8.1

Total costs and expenses	1,078.5	38.8	(4.5)	1,112.8

Operating income (loss)	24.1	(3.6)	—	20.5

Other income (expense)
Interest income	1.1	—	—	1.1
Other income (loss)	—	(0.1)	—	(0.1)
Equity in earnings (loss) of joint venture	(4.7)	—	—	(4.7)
Interest expense	(47.1)	(0.1)	—	(47.2)
Equity in income of consolidated subsidiaries	(3.8)	—	3.8	—

Income (loss) before income taxes	(30.4)	(3.8)	3.8	(30.4)

Income taxes	—	—	—	—

Net income (loss)	$(30.4)	$(3.8)	$3.8	$(30.4)

Consolidating Statement of Operations
Nine Months Ended September 25, 2005
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$889.1	$56.1	$(8.0)	$937.2

Costs and expenses
Cost of sales	844.0	48.7	(8.0)	884.7
Selling, general and administrative expenses	220.0	2.4	—	222.4
Asset impairment	5.9	—	—	5.9

Total costs and expenses	1,069.9	51.1	(8.0)	1,113.0

Operating income (loss)	(180.8)	5.0	—	(175.8)

Other income (expense)
Interest income	2.8	—	—	2.8
Other income (loss)	—	(0.4)	—	(0.4)
Equity in earnings (loss) of joint venture	(1.8)	—	—	(1.8)
Interest expense	(38.8)	(0.1)	—	(38.9)
Equity in income of consolidated subsidiaries	4.5	—	(4.5)	—

Income (loss) before income taxes	(214.1)	4.5	(4.5)	(214.1)

Income taxes	—	—	—	—

Net income (loss)	$(214.1)	$4.5	$(4.5)	$(214.1)

Consolidating Statement of Cash Flows
Nine Months Ended September 24, 2006
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(30.4)	$(3.8)	$3.8	$(30.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation & amortization	42.3	1.9	—	44.2
Impairment Charge	8.1	—	—	8.1
Equity in losses of joint venture	4.7	—	—	4.7
Loss from asset sales	0.8	0.1	—	0.9
Income from investments in consolidated subsidiaries	3.8	—	(3.8)	—
Changes in current assets and liabilities:
Accounts receivable	(7.5)	1.6	—	(5.9)
Intercompany accounts receivable	(3.8)	—	3.8	—
Inventories, net of advance and progress billings	(48.2)	(1.5)	—	(49.7)
Other current assets	0.2	0.1	—	0.3
Accounts payable, trade	(2.0)	(0.4)	—	(2.4)
Intercompany accounts payable	—	3.8	(3.8)	—
Accrued payroll and employee benefits	(4.6)	—	—	(4.6)
Accrued and other liabilities	18.6	0.5	—	19.1
Accrued contract liabilities	96.1	—	—	96.1
Other assets and liabilities — long-term	(6.5)	0.2	—	(6.3)

Net cash provided by (used in) operating activities	71.6	2.5	—	74.1

Investing activities
Capital Expenditures	(89.8)	(2.1)		(91.9)
Proceeds from sale of assets	0.3			0.3

Net cash used in investing activities	(89.5)	(2.1)	—	(91.6)

Financing activities
Proceeds from short-term bank debt	155.0	—	—	155.0
Payments on short-term bank debt	(155.0)	—	—	(155.0)
Payments on long-term bank debt	(2.0)	—	—	(2.0)
Payments on capital leases	—	(0.6)	—	(0.6)
Proceeds from sale of common stock	0.4	—	—	0.4
Proceeds from repayment of stockholder loans	0.1	—	—	0.1
Proceeds from governmental grants	17.4	—	—	17.4

Net cash provided by (used in) financing activities	15.9	(0.6)	—	15.3

Net increase (decrease) in cash and cash equivalents	(2.0)	(0.2)	—	(2.2)
Cash and cash equivalents at beginning of period	9.9	0.2	—	10.1

Cash and cash equivalents at end of period	$7.9	$0.0	$—	$7.9

Consolidating Statement of Cash Flows
Nine Months Ended September 25, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(214.1)	$4.5	$(4.5)	$(214.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation & amortization	52.0	2.7	—	54.7
Impairment charge	5.9	—	—	5.9
Loss from asset sales	4.3	0.4	—	4.7
Income from investments in consolidated subsidiaries	(4.5)	—	4.5	—
Equity in losses in joint venture	1.8	—	—	1.8
Changes in current assets and liabilities:
Accounts receivable	31.1	(0.1)	—	31.0
Intercompany accounts receivable	6.6	0.7	(7.3)	—
Inventories, net of advance and progress billings	(50.9)	0.2	—	(50.7)
Other current assets	(0.4)	—	—	(0.4)
Accounts payable, trade	3.0	0.8	—	3.8
Intercompany accounts payable	(0.7)	(6.6)	7.3	—
Accrued payroll and employee benefits	(3.9)	(0.2)	—	(4.1)
Accrued and other liabilities	(3.3)	(1.3)	—	(4.6)
Accrued contract liabilities	134.7	—	—	134.7
Other assets and liabilities — long-term	39.3	—	—	39.3

Net cash provided by operating activities	0.9	1.1	—	2.0

Investing activities
Capital Expenditures	(83.5)	(0.5)	—	(84.0)
Investment in joint venture	(5.0)	—	—	(5.0)

Net cash used in investing activities	(88.5)	(0.5)	—	(89.0)

Financing activities
Proceeds from short-term bank debt	—	—	—	—
Payments on short-term bank debt	—	—	—	—
Payments on long-term bank debt	(2.0)	—	—	(2.0)
Payments on capital leases	—	(0.6)	—	(0.6)
Proceeds from Hawthorne	52.6	—	—	52.6
Proceeds from governmental grants	25.3	—	—	25.3
Retirement of common stock	(0.3)	—	—	(0.3)
Proceeds from sale of common stock	0.1	—	—	0.1
Decrease on stockholder loans	0.1	—	—	0.1

Net cash provided by (used in) financing activities	75.8	(0.6)	—	75.2

Net decrease in cash and cash equivalents	(11.8)	0.0	—	(11.8)
Cash and cash equivalents at beginning of period	128.6	0.3	—	128.9

Cash and cash equivalents at end of period	$116.8	$0.3	$—	$117.1

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
CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS
     Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates.
     The majority of our sales are made pursuant to written contractual arrangements or “contracts” to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed-price contracts. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (SOP 81-1) and sales and profits on contracts are recognized using percentage-of-completion methods of accounting. Sales and profits are recognized on production contracts as units are delivered and accepted by the customer (the “units-of-delivery” method). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. There have been no changes in our critical accounting policies during the the three and nine months ending September 24, 2006.
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

     Advance payments by customers for deposits on orders not yet delivered are recorded as accrued contract liabilities in the current liabilities section on the balance sheet. Progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities. Also, provisions for anticipated losses on contracts are recorded in the period in which they become evident (“forward losses”) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production –type contracts.
     Accrued contract liabilities consisted of the following:

	September 24,	December 31,
	2006	2005
	($ in millions)
Advances and Progress Billings	$218.6	$125.9
Forward Loss	53.8	70.2
Other	39.7	19.9

Total accrued contract liabilities	$312.1	$216.0

Subsequent Events
Adoption of Vought Aircraft Industries, Inc. 2006 Incentive Award Plan
     We have adopted and our shareholders have approved the Vought Aircraft Industries, Inc. 2006 Incentive Award Plan (the “Plan”). Subject to certain adjustments set forth in the Plan, the maximum number of shares of our common stock that may be issued or awarded under the Plan is 1,500,000 shares. If any shares covered by an award granted under the Plan are forfeited, or if an award expires, terminates or is canceled (other than by reason of exercise or vesting), then the shares covered by the award will again be available for grant under the plan.
     Persons eligible to participate in the Plan include our board members and employees and consultants of Vought and its subsidiaries. Only our employees and employees of our qualifying corporate parents and subsidiaries are eligible to be granted options that are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code.
     The Plan provides for the grant of incentive and nonqualified stock options, restricted stock awards, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units and performance bonuses. Except as otherwise provided by the plan administrator (as defined below), no award granted under the plan may be assigned, transferred or otherwise disposed of by the participant, except by will or the laws of descent and distribution.
     Stock options granted under the plan may be either “incentive stock options” or nonqualified stock options. The exercise price of a stock options granted under the plan may not be less than 100% of the fair market value of our stock on the date of grant. No incentive stock option may be granted to a grantee who owns more than 10% of our stock unless the exercise price is at least 110% of the fair market value at the time of grant. The terms and conditions of each stock option, including any applicable vesting and termination provisions, will be determined by the plan administrator and set forth in a stock option agreement.

     The plan administrator may also issue restricted stock, stock appreciation rights, restricted stock units and other awards under the plan in such amounts and on such terms and conditions as it may determine, consistent with the terms of the plan, which will be set forth in a written award agreement. Such terms and conditions may include the exercise or purchase price of the award, vesting and payment schedules for the award, transfer restrictions and repurchase rights, and the term of the award. The plan administrator may elect to settle certain awards, including stock appreciation rights in cash, in shares of our common stock or in a combination of cash and stock.
     Our full board of directors will administer the plan with respect to awards granted to our independent directors. With respect to all other awards, our board of directors has delegated the general administration of the plan to its compensation committee. In the event of certain corporate transactions or changes in our capitalization, the plan administrator will make proportionate adjustments to reflect such change with respect to the aggregate number and kind of shares that may be issued under the Plan, the terms and conditions of any outstanding awards, and the grant or exercise price per share for any outstanding awards.
     Except as may otherwise be provided in any written award agreement, if we experience a change in control (as defined in the Plan) in which awards are not converted, assumed, or replaced by the successor entity, such awards will become fully exercisable and all forfeiture restrictions on such awards will lapse. Upon, or in anticipation of, a change in control, the plan administrator may cause awards outstanding under the Plan to terminate at a specific time in the future and give participants the right to exercise such awards during a specified period of time.
     No awards may be granted under the Plan more than ten years after the Plan is adopted. With the approval of our board of directors, the plan administrator may amend or terminate the Plan at any time, however, stockholder approval will be required for any amendment to the extent necessary or desirable to comply with any applicable law, to increase in the number of shares available for grant under the plan, to permit the grant of options with an exercise price below fair market value on the date of grant, or to extend the exercise period for an option beyond ten years from the date of grant.
     Pursuant to its authority as Administrator of the Plan, on November 2, 2006 the compensation committee adopted a stock appreciation rights award agreement and a restricted stock units award agreement for the purpose of the issuance of awards under the plan.
Compensation of the President and CEO
     Pursuant to the terms of Mr. Doty’s employment agreement with the Company, wherein the Company had agreed to establish a compensation program designed to compensate Mr. Doty for compensation forfeited as the result of his terminating employment with his previous employer, on November 2, 2006, the Company awarded Mr. Doty a grant of 200,000 restricted stock units under the terms of the 2 aforementioned Plan. This award, which will become fully vested upon the first to occur of May 25, 2009: or a change of control of the Company (as defined in the Plan), and is subject to forfeiture in the event Mr. Doty should voluntarily terminate his employment or be terminated for cause (as defined) prior to the vesting of the award.

Results of Operations

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	September 24,	September 25,	Change to	September 24,	September 25,	Change to
	2006	2005	Prior Year	2006	2005	Prior Year
	($ in millions)			($ in millions)
Net sales:
Commercial	$156.1	$146.4	7%	$525.2	$464.4	13%
Military	133.6	113.4	18%	393.1	318.5	23%
Business jets	64.7	50.6	28%	215.0	154.3	39%

Total net sales	$354.4	$310.4	14%	$1,133.3	$937.2	21%
Costs and expenses:
Cost of sales	282.8	274.3	3%	897.6	884.7	1%
Selling, general and administrative	68.5	77.1	-11%	207.1	222.4	-7%
Asset impairment charge	(0.4)	—	100%	8.1	5.9	37%

Total costs and expenses	$350.9	$351.4	0%	$1,112.8	$1,113.0	0%
Operating income (loss)	3.5	(41.0)	-109%	20.5	(175.8)	-112%
Other income (loss)	—	(0.3)	-100%	(0.1)	(0.4)	-75%
Equity in (loss) of joint venture	(1.5)	(1.0)	50%	(4.7)	(1.8)	161%
Interest expense, net	(15.4)	(12.9)	19%	(46.1)	(36.1)	28%

Net income (loss)	$(13.4)	$(55.2)	-76%	$(30.4)	$(214.1)	-86%

Comparison of Results of Operations for the Three Months Ended September 24, 2006 and September 25, 2005
     Net sales. Net sales for the quarter ended September 24, 2006 were $354.4 million, an increase of $44.0 million or 14%, compared with net sales of $310.4 million for the same period in the prior year primarily due to increased deliveries of our military and business jet products. Additionally several military programs increased production in 2006. When comparing the third quarter of 2006 with the same period in the prior year:
•
Commercial net sales increased by approximately $9.7 million or 7%, for the three months ending September 24, 2006 compared to the comparable period in 2005. The increase is primarily due to $7.8 million from increased Boeing 747 program deliveries and $8.3 million from increased Boeing 777 deliveries, offset in part by a reduction in Airbus deliveries.

•
Military net sales increased approximately $20.2 million or 18%, primarily as a result of increased production in 2006. The C-5, Global Hawk and UH-60 programs increased sales by $27.0 million. This increase was partially offset by the completion of several programs in 2005 that were not included in our 2006 sales.

•	Business Jet net sales increased by approximately $14.1 million or 28% primarily due to deliveries of our Gulfstream program.
     Cost of sales. Cost of sales for the three months ended September 24, 2006 were $282.8 million (80% of net sales), an increase of $8.5 million or 3%, compared to cost of sales of $274.3 million (88% of net sales) for the same period in the prior year. The cost of sales as a percentage of net sales decreased by 9 percentage points from the prior comparable period, primarily due to one-time facility consolidation expenses of $12.2 million incurred in the third quarter of 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 24, 2006 were $68.5 million, a decrease of $8.6 million or 11%, compared with selling, general and administrative expenses of $77.1 million for the same period in the prior year. This decrease is primarily attributable to a reduction of net periodic benefit costs associated with our pension and other post-retirement benefit plans, partially offset by increased period costs for our Boeing 787 investment.
     Operating income (loss). Operating income for the three months ended September 24, 2006 was $3.5 million compared to an operating loss of ($41.0) million for the same period in the prior year. The change of $44.5 million is primarily related to increased deliveries, reduction in program costs and favorable cost savings from our net periodic benefit costs, partially offset by Boeing 787 investment costs.
     Interest expense, net. Interest expense, net for the three months ended September 24, 2006 was $15.4 million, an increase of $2.5 million or 19% compared, with $12.9 million for the same period in the prior year. This increase is primarily due to increased interest rates on our variable rate indebtedness over the same period last year.
Comparison of Results of Operations for the Nine Months Ended September 24, 2006 and September 25, 2005
     Net sales. Net sales for the nine months ended September 24, 2006 were $1,133.3 million, an increase of $196.1 million or 21%, compared with net sales of $937.2 million for the same period in the prior year. When comparing the first nine months of 2006 with the same period in the prior year:
•
Commercial net sales increased by approximately $ 60.8 million or 13%, primarily due to the recognition of approximately $70.5 million in sales related to customer settlements that were finalized in second quarter of 2006 and an increase of $14.3 million from increased deliveries for the Boeing 777 program. The increases were partially offset by a reduction of approximately $27.5 million of sales due to lower deliveries for the Boeing 747 program and various Airbus programs.

•
Military net sales increased approximately $74.6 million or 23%, primarily as a result of increased production in 2006 in three new programs: The C-5, Global Hawk and UH-60 programs increased sales by $95.2 million partially offset by the completion of the F-22, A10 and EA-6B programs in 2005 that were not in production in 2006.

•
Business Jet net sales increased by approximately $60.7 million or 39%, substantially due to a customer settlements finalized in the second quarter of 2006 and due to increased deliveries for the Gulfstream programs.

     Cost of sales. Cost of sales for the nine months ended September 24, 2006 were $897.6 million (79% of net sales), an increase of $12.9 million, or 1%, compared to cost of sales of $884.7 million (94%

of net sales) for the same period in the prior year. The cost of sales as a percentage of net sales decreased from 94% to 79% due primarily to one-time facility consolidation expenses of $115.7 million in 2005 that were not incurred in 2006, customer settlements received in 2006, and losses recorded on the UH-60 program during the first quarter of 2006.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 24, 2006 were $207.1 million, a decrease of $15.3 million or 7% compared with selling, general and administrative expenses of $222.4 million for the same period in the prior year. This decrease is primarily attributable to a reduction of net periodic benefit costs associated with our pension and other post-retirement benefit plans, offset by increased investments of the Boeing 787 program.
     Operating income (loss). Operating income for the nine months ended September 24, 2006 was $20.5 million, compared to an operating loss of $(175.8) million for the same period in the prior year. The change of $196.3 million is primarily related to the favorable effects in 2006 of customer settlements and increased sales combined with our cost reduction efforts and reduced benefit costs. The favorable change was partially offset by costs associated with increased deliveries, costs associated with customer settlements, adjustments on the UH-60 program, and increased investment in the Boeing 787 program.
     Interest expense, net. Interest expense, net for the nine months ended September 24, 2006 was $46.1 million, an increase of $10.0 million or 28% compared with $36.1 million for the same period in the prior year. This increase is primarily due to increased interest rates on our variable rate indebtedness over the same period last year. Additionally, we had borrowings during the nine months ended September 24, 2006 of up to $90 million under the revolving credit facility, whereas in the corresponding nine months of 2005, there were no such borrowings.
New Accounting Pronouncements
     In June 2006, the FASB issued Statement of Financial Accounting Standards Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes that we should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective January 1, 2007. We have not yet determined the impact, if any, of adopting FIN 48 on our financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the potential impact, if any, of SFAS 157 on our financial statements.
     In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (”SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit obligation in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. SFAS 158 is effective no later than the end of the Company’s fiscal year ended December 31, 2007. Management has not yet determined whether SFAS 158 will be adopted early in its statement of financial position as of December 31, 2006 or if SFAS 158 will be adopted in its statement of financial position as of December 31, 2007. We are currently evaluating the impact of SFAS 158 on our financial statements.
Liquidity and Capital Resources
     Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. The primary sources of our liquidity include cash flow from operations and borrowing capacity through our credit facility and long-term capital markets. Our liquidity requirements and working capital needs depend on a number of factors, including the level of delivery rates under our contracts, the level of developmental expenditures related to new programs, growth and contractions in the business cycles, contributions to our pension plans as well as interest and debt payments. Working capital requirements fluctuate between periods as a result of changes in delivery rates under existing contracts and production associated with new contracts. For some aircraft programs, milestone or advance payments finance working capital, which helps to improve liquidity. In addition, we may, in the ordinary course of business, settle outstanding claims with customers or suppliers or we may receive payments for previously unnegotiated change orders. Settlement of pending claims can have a significant impact on our results of operations and cash flows. We believe that cash flows from operations, cash and cash equivalents on hand, and funds available from our credit facility will provide adequate funding for our working capital needs, planned capital expenditures and near term debt service obligations in the next 12 months.
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
     As of September 24, 2006, we had total debt of approximately $690.4 million, which included $419.0 million of borrowings under our Credit Facility, $270.0 million of Senior Notes and $1.4 million of capital lease obligations. Excluding current obligations of $4.0 million and $0.9 million under our Credit Facility and capital lease obligations, respectively, total long-term debt was approximately $685.5 million as of September 24, 2006.
     As of September 24, 2006, the Credit Facility borrowings consisted of $419.0 million under the Term Loan; $46.9 million outstanding Letters of Credit under the $75 million synthetic facility. There were no borrowings under the Revolver as of September 24, 2006. We are obligated to pay an annual commitment fee on the unused revolving credit facility of 0.5% or less dependent upon the leverage ratio under the Credit Agreement.
     Debt Covenants. Our debt and credit agreements contain customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The Credit Agreement also includes financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios as defined in the agreement, and a limitation on our capital spending levels. The Senior Notes indenture also contains various restrictive covenants including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of September 24, 2006, we were in compliance with the covenants for our debt and credit facilities.

Cash Flow
     Net cash provided by operating activities for the nine months ended September 24, 2006 was $74.1 million, an increase of $72.1 million compared to net cash provided by operating activities of $2.0 million for the same period in the prior year. The increase in cash provided from the prior year was primarily due to cash received from customer settlements and customer advances during 2006.
     Cash used in investing activities generally has been for capital expenditures. Net cash used for investing activities for the nine months ended September 24, 2006 was $91.6 million, an increase of $2.6 million compared to $89.0 million for the prior year. The increase primarily reflects continued capital spending for the 787 program and the related construction for the South Carolina site.
     Cash provided by financing activities for the nine months ended September 24, 2006 was $15.3 million compared to net cash provided by financing activities of $75.2 million from the prior year. The decrease was mainly due to the cash receipt in 2005 of $52.6 million received from the Hawthorne facility sale. As of September 24, 2006, there were no outstanding borrowings on the Revolver, leaving borrowing capacity of $150.0 million available.
Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements as of September 24, 2006.
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
     Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, include particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by customers pending contract completion. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations, we cannot guarantee that we will continue to experience the same credit loss rates in the future.
     We maintain cash and cash equivalents with various financial institutions and perform periodic evaluations of the relative credit standing of those financial institutions. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit risk on cash and cash equivalents.
     Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk through long-term supply agreements with a number of our major suppliers. We, as well as our supply base, are experiencing certain delays and pricing increases in the receipt of metallic raw materials due to unprecedented market demand across the industry. Based upon market conditions and industry analysis we expect these conditions to continue through at least 2008 as metallic (aluminum and titanium)

raw material supply adjusts to the industry upturn, increased infrastructure demand in China and Russia, and increased aluminum and titanium usage in an ever wider range of global products. These market conditions began to affect our cost and production schedules in mid 2005, and may have an impact on cash flows or results of operations in future periods. The Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk; however, the Company is reviewing a full range of business options focused on strategic risk management for all raw material commodities.
Interest Rate Risks
     From time to time, we may enter into interest rate swap agreements or other financial instruments in the normal course of business for purposes other than trading. These financial instruments are used to mitigate interest rate or other risks, although to some extent they expose us to market risks and credit risks. We control the credit risks associated with these instruments through the evaluation of the creditworthiness of the counter parties. In the event that a counter party fails to meet the terms of a contract or agreement, then our exposure is limited to the current value, at that time, of the interest rate differential, not the full notional or contract amount. We believe that such contracts and agreements have been executed with creditworthy financial institutions. As such, we consider the risk of nonperformance to be remote.
     We have performed sensitivity analyses to determine how market rate changes will affect the fair value of the market risk sensitive hedge positions and all other debt that we bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions and actual market movements may vary. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $420.0 million of variable rate debt under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of September 24, 2006 would decrease our annual pre-tax income by approximately $4.2 million. All of our remaining debt is at fixed rates, therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
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

ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the Chief Executive Officer and President, and the Interim Principal Financial and Accounting Officer, our management has evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and President and the Interim Principal Financial and Accounting Officer have concluded that these disclosure controls and procedures continue to be ineffective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     As previously disclosed on Form 8-K and in the March 26, 2006 Quarterly Report on Form 10-Q, our Chief Financial Officer and the Principal Accounting Officer resigned subsequent to the end of the first quarter of 2006. We are confident that our current staff has sufficient financial experience and expertise to successfully perform the duties associated with these positions, on an acting basis, until permanent replacements are named.
     We continue to make progress on the remediation plans discussed in our 2005 Annual Report on Form 10-K including improved communications, training, documentation, and analysis. In addition, we have filled key positions to further enhance staffing levels and skill sets. During the quarter, further improvements were made that have strengthened the controls over the financial statement close process and the quarterly profitability review process. We will continue our efforts to improve processes and controls and anticipate completing the remediation plans on schedule.
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
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.
ITEM 6. EXHIBITS
(a) Exhibits

(10.1)*	2006 Incentive Award Plan

(10.2)*	Form of Stock Appreciation Rights Agreement

(10.3)*	Form of Restricted Stock Unit Award Agreement

(10.4)*	Restricted Stock Unit Award Agreement with Elmer Doty

(31.1)*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith
(b) Reports on form 8K
     During the quarter ended September 24, 2006 we filed the following reports on Form 8-K:
     On August 8, 2006, Vought Aircraft Industries, Inc. issued a press release announcing its financial results for the quarter ended June 25, 2006, under the heading “Vought Reports Second Quarter 2006 Financial Results.” The press release is furnished as Exhibit 99.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.

(Registrant)

November 8, 2006	/s/ Wendy Hargus

(Date)	Wendy Hargus
Interim Principal Financial and Accounting Officer and
Authorized Officer