Form 10-Q/A
period 2006-09-24
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2006-11-09
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q/A
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

ITEM 6. EXHIBITS
The following exhibit of the Form 10-Q filed November 8, 2006 has been amended to correct a typographical error regarding the date for the period being certified pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
(a) Exhibit:

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.

(Registrant)

November 9, 2006	/s/ Wendy Hargus

(Date)	Wendy Hargus
Interim Principal Financial and Accounting Officer and Authorized Officer

3