Form 10-K
period 2006-12-31
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2007-03-15
CIK 1278061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 333-112528
Vought Aircraft Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2884072 (I.R.S. Employer Identification Number)
9314 West Jefferson Boulevard M/S 49R-06, Dallas, Texas 75211
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of March 8, 2007, there were 24,772,312 shares of common stock outstanding.

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

PART I
Item 1. Business
Overview
     Vought Aircraft Industries, Inc. and its wholly owned subsidiaries, VAC Industries, Inc., Vought Commercial Aircraft Corporation and Contour Aerospace Corporation (“Contour”) are herein referred to as the “Company” or “Vought.” We are one of the largest independent manufacturers of aerostructures for commercial, military and business jet aircraft in the world. We develop and manufacture fuselages, wings and wing assemblies, empennages (tail assemblies comprised of horizontal and vertical stabilizers, elevators and rudders), aircraft doors, nacelle components (the structures around engines) and control surfaces (such as rudders, spoilers, ailerons and flaps) as well as rotorcraft cabins and substructures. These aerostructures are subsequently integrated by our Original Equipment Manufacturer (OEM) customers into a wide range of commercial, military and business jet aircraft. Additionally, we can provide customers with testing, engineering services and Federal Aviation Administration (“FAA”) authorized maintenance, repair and overhaul (MRO) of some of our products. Our customers include the leading prime aerospace manufacturers, including Airbus S.A.S. (“Airbus”), Bell Helicopter Textron, Inc. (“Bell Helicopter”), The Boeing Company (“Boeing”), Gulfstream Aerospace Corp., a General Dynamics Company (“Gulfstream”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop Grumman”), Sikorsky Aircraft Corporation, a United Technologies Company (“Sikorsky”) and the U.S. Air Force (“Air Force”). We generated net sales of $1,550.9 million for the year ended December 31, 2006. Our Corporate office is in Dallas, Texas, and production work is performed at sites in Hawthorne, California; Dallas and Grand Prairie, Texas; Milledgeville, Georgia; Nashville, Tennessee; Stuart, Florida and North Charleston, South Carolina. Through Contour, we operate sites in Brea, California, and Everett, Washington.
     Vought’s heritage as an aircraft manufacturer extends to the company founded in 1917 by aviation pioneer Chance Milton Vought. In more recent history, our business was acquired by The Carlyle Group (“Carlyle”) and Northrop Grumman in 1992, and we were the Commercial Aircraft Division of Northrop Grumman from 1994 to 2000. The Carlyle Group repurchased the business when we acquired our assets and operations from Northrop Grumman in July 2000. Subsequently, Vought acquired The Aerostructures Corporation in July 2003.
Markets
     We operate within the aerospace industry as a manufacturer of aerostructures for commercial, military and business jet aircraft. Market and economic trends that impact the rates of growth of these markets affect the sales of our products. The competitive outlook for each of our markets is discussed below:
     Commercial Aircraft Market. General economic activity, airline profitability, passenger and cargo traffic rates and aircraft retirements drive demand for new commercial aircraft. The primary manufacturers of large commercial aircraft are Airbus and Boeing. In addition, Embraer and Bombardier are the primary manufacturers of regional jets. Both Boeing and Airbus project significant growth in commercial and freighter aircraft in service in their respective twenty year forecasts, with the worldwide fleet doubling in numbers of aircraft over that period of time. However, the manufacturers differ in their projections of numbers of aircraft and in their views of the size and type of aircraft that will be delivered over that timeframe. Both companies agree that higher fuel prices will accelerate the move to more fuel-efficient aircraft and, in the long run, not slow the projected growth in travel over the forecast period. The long-term growth projections used in their forecasts were:

	Annual Passenger Revenue Growth	Annual Cargo Revenue Growth
Airbus	4.8%	6.0%
Boeing	4.9%	6.1%
     However, forecasters have been unable to predict the peaks and troughs of the aviation cycle which caused a significant downturn in production volumes post-2001, or the upturn of the order cycle that saw more than 2,000 large commercial aircraft ordered in 2005 and more than 1,800 aircraft in 2006.

     The broader commercial aircraft market can be categorized by aircraft size and seating as follows:
•	Large wide-body aircraft with twin aisles (more than 200 seats). This category includes the Boeing 747, 767, 777 and 787 (scheduled for first delivery in 2008) and the Airbus A330, A340 and A380 (currently scheduled for delivery in 2008), as well as the A350XWB, planned for entry into service in 2013.

•	Smaller narrow-body aircraft with single aisles (excluding regional aircraft) (100 to 200 seats). Current production aircraft in this category include the Boeing 737 and the Airbus A320 family (A318/319/320/321).

•	Regional jets (approximately 40 to 110 seats). Bombardier’s primary regional jets are the CRJ Series. Embraer produces small regional jets including the ERJ 135, 140 and 145 and larger (70-108 seats) regional aircraft known as the ERJ 170/175 and ERJ 190/195.
     Military Aircraft Market. The national defense budget, procurement funding decisions, geopolitical conditions worldwide and operational use drive demand for new military aircraft. In February 2007 President Bush proposed a $102 billion Fiscal Year (FY) 2008 procurement defense budget (not including emergency supplemental appropriations). This procurement budget reflects a reduction of approximately 2% from fiscal year 2007 which was a reduction of approximately 2% from fiscal year 2006. The ground wars in Iraq and Afghanistan have put significant pressure on the defense budget due to the rapid deterioration of land-based transport and rotorcraft and the increased personnel costs. While transport aircraft are essential to supporting the troops, the replacement of damaged rotorcraft and ground vehicles seems to be taking precedence.
     The following is a description of the broader military aircraft categories:
•	Transport Aircraft or Cargo Aircraft — This aircraft category is characterized by the capability to transport troops, equipment and humanitarian aid into generally short and roughly prepared airfields or to perform airdrops of troops and equipment when landing is not an option. There are generally 3 classes of cargo aircraft: large cargo aircraft, such as the C-17 Globemaster III, C-5 Galaxy and AN124; medium cargo aircraft, such as the C-130J Hercules and the Airbus A400M, which is under development; and small cargo aircraft, such as the C-24 Sherpa and the C-27 Spartan.

•	Unmanned Air Vehicles — Currently this class of aircraft is generally used for observation and command and control. Increasingly important in the U.S. military strategy, the use of this class of aircraft is broadening into weapons delivery and air combat. Examples include Global Hawk, the Predator and the Hunter.

•	Rotorcraft — The missions of the rotorcraft fleet are broad and varied and are critical to the war efforts in Iraq and Afganistan. The critical missions that rotorcraft serve include intra-theatre cargo delivery, troop transport and rapid insertion; observation and patrol; ground attack; and search and rescue. All models are seeing heavy use in Iraq and Afghanistan and, as a result, the delivery rates are increasing on most models due to the wear and damage the aircraft are experiencing. Examples include the H-60 (Blackhawk and variants), V-22 Osprey, CH-47 Chinook and the AH-64 Apache.

•	Fighter and Attack Aircraft — The fighter aircraft are used in air-to-air combat, providing air superiority over the battle space. This role enables other friendly aircraft to perform their missions. The attack aircraft are used to support ground troops in close air support roles and penetrating attacks. This category includes the F-22A Raptor, F-35 Lightning II, and the F/A-18 Super Hornet.

•	Aerial Tanker Aircraft — Tanker aircraft are essential to the effective use of all combat and support aircraft in the U.S. military fleet and constitute a major advantage in the status of world power. They are used to deliver fuel to other aircraft while airborne. The Air Force is planning to modernize its aging fleet of tanker aircraft. The competing tanker proposals are based on modifications of existing airframes such as the Boeing 767 and Airbus A330.

     Business Jet Aircraft Market. General economic activity and corporate profitability continue to drive demand for new business jet aircraft. In addition, business jet aircraft have increasingly been used as an alternative to commercial aircraft transportation due to security concerns and convenience. This market includes personal, business and executive aircraft. While this class may include the large commercial transports sold as business jets, the market is generally considered those aircraft that seat from 4 to 18 passengers. Micro-jets range from 4 to 7 passengers and the larger business jets range from 8 to 18 passengers. The primary business jet aircraft manufacturers are Bombardier, Cessna, Dassault Aviation, Gulfstream and Raytheon. As the popularity of business jet aircraft has grown over the past decade, several companies are offering fractional jet ownership. The Air Force also operates a fleet of business jet aircraft for use by the executive and legislative branches of government as well as the U.S. joint command leadership. In addition, many foreign governments provide business jet aircraft to high-ranking officials.
Products and Programs
     We design, manufacture and supply aerospace structural assemblies including the following:
•	fuselage sections (including upper and lower ramp assemblies, skin panels, aft sections, and pressure bulkheads);

•	complete integrated fuselage barrels;

•	wings and wing assemblies (including skin panels, spars, and leading edges);

•	empennages (tail assemblies, including horizontal and vertical stabilizers, horizontal and vertical leading edge assemblies, elevators and rudders);

•	aircraft doors;

•	nacelles and nacelle components (the structures around engines, including fan cowls, inlet cowls, pylons and exhaust nozzles);

•	rotorcraft cabins and substructures;

•	detail parts (metallic and composite); and

•	control surfaces (including flaps, ailerons, rudders, spoilers and elevators).
     We have a diverse base of contracts in each of the significant aerospace markets described above. The following chart summarizes our net sales by market for the years ended December 31, 2006, 2005, and 2004:

	Year Ended		Year Ended		Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
		Percent		Percent		Percent
		of Total		of Total		of Total
Market	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Commercial	$699.3	45%	$602.7	47%	$578.5	48%
Military	560.9	36%	471.7	36%	434.8	36%
Business Jets	290.7	19%	222.8	17%	201.4	16%

Total Net Sales	$1,550.9	100%	$1,297.2	100%	$1,214.7	100%

     Commercial Aircraft Products. We produce a wide range of commercial aircraft products and participate in a number of major commercial programs for a variety of customers.
     We are one of the largest independent manufacturers of aerostructures for Boeing Commercial Airplanes (“Boeing Commercial”). We have almost 40 years of commercial aircraft experience with Boeing Commercial, and we have maintained a formal strategic alliance with Boeing Commercial since 1994.
     We are one of the largest U.S. manufacturers of aerostructures for Airbus and have over 15 years of commercial aircraft experience with the various Airbus entities.
     In addition, we manufacture commercial aircraft aerostructures for General Electric Company, Goodrich Corporation and Pratt & Whitney, a division of United Technologies Corporation.
     The following table summarizes the major commercial programs that we currently have under long-term contract by customer and product, indicating in each case whether we are a sole-source provider and the date on which the program commenced. For purposes of the table, the year of commencement of a program is the year a contract was signed with the OEM.

Commercial Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Airbus
A330/340	Upper skin panel assemblies, center spar and midrear spar, mid and outboard leading edge assemblies, flap, spoiler and flap track fairing	✓	1988
A340-500/600	Upper skin panel, stringers, center spar and midrear spar, mid and outboard leading edge assemblies	✓	1998
A319/320	Upper panel/stringer assemblies (last assemblies to be delivered march 2007)		1997

Boeing
737	Doors (last assemblies to be delivered in 2007)		1997
747	Fuselage panels, empennage, vertical stabilizer, horizontal stabilizer, aft body section, rudder, elevators, pressure dome, doors, floor beams, nacelle components and spare requirements	✓	1966
767	Wing center section, horizontal stabilizer, aft fuselage section, doors, nacelle components, pressure dome, doors and spare requirements	✓	1980
777	Inboard flaps, spoilers and spare requirements	✓	1993
787	Aft fuselage and integration including design responsibility (production started in the 4th quarter of 2006)	✓	2005

     Military Aircraft Products. We produce a broad array of products for military organizations both in the United States and around the world. In the United States, we provide aerostructures for a variety of military platforms, including fighter/attack, transport, surveillance, rotor and unmanned aircraft utilized by all four branches of the U.S. military. The following table summarizes the major military programs that we currently have under long-term contract by customer and product, indicating in each case whether we are a sole-source provider and the date on which the program commenced. For purposes of the table, the year of commencement of a program is the year a contract was signed with the OEM.

Military Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Bell/Boeing
V-22 Osprey	Fuselage skin panels (upper and lower main landing gear panels, sponsons, drag angles and side skins), empennage (horizontal and vertical) ramp, and ramp door ramp assemblies	✓	1993

Boeing
767 Tanker	Modifications Kits	✓	2002
C-17 Globemaster III	Nacelle components (engine build up units, fan reversers, core reversers, and accessory doors), empennage (vertical stabilizer, horizontal stabilizer), universal aerial refueling receptacle slipway installation, control surfaces (upper and lower, forward and aft rudders, inboard and outboard elevators, ailerons) and stringers, spar web, spar caps, door jams and ramp toes	✓	1983

U.S. Government
C-5 Galaxy	Flaps, slats, elevators, wing tips, panels and other parts	✓	2002

Lockheed Martin
C-130J Hercules	Empennage (horizontal and vertical)	✓	1953
F-22 Raptor	Horizontal stabilator ( last assemblies to deliver in the 4th quarter of 2007)		2002
F-35 Joint Strike Fighter	Wing skins & Test Effort Dynamic drop for Navy carrier version (last assemblies to deliver in December 2007)		2002

Northrop Grumman
E-2C Hawkeye	Bond assemblies, detail fabrication and machine parts for outer wing panels and fuselage	✓	2000
Global Hawk	Integrated composite wing	✓	1999

Sikorsky
H-60	Cabin structure		2004

     Business Jet Aircraft Products. Our customers in this segment include primary business jet aircraft manufacturers such as Cessna, Gulfstream, and Raytheon. We believe we are the largest aerostructures supplier to Gulfstream for their G300, G350, G400, G450, G500, and G550 models.
     The following table summarizes the major business jet aircraft programs that we currently have under long-term contract by customer and product, indicating in each case whether we are a sole-source provider and the date on which the program commenced. For purposes of the table, the year of commencement of a program is the year a contract was signed with the OEM.

Business Jet Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Cessna
Citation X	Upper and lower wing skin assemblies	✓	1992

Gulfstream
Gulfstream V	Integrated wings	✓	1993
(G500/G550)
Gulfstream IV	Nacelle components and wing boxes including trailing edge assembly	✓	1983
(G300/G350/G400/G450)

Raytheon
Hawker 800	Nacelle components	✓	1981
End Markets and Customers
     We generate a large proportion of our revenues from three large customers. The following table reports the total sales from these customers relative to our total sales.

	Year Ended		Year Ended		Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
		Percent		Percent		Percent
		of Total		of Total		of Total
Customers	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Airbus	$161.8	10%	$186.3	14%	$170.2	14%
Boeing	857.9	55%	728.9	56%	711.0	59%
Gulfstream	248.4	16%	183.9	14%	167.8	14%

Total sales to large customers	1,268.1	81%	1,099.1	84%	1,049.0	87%

Total revenue	$1,550.9	100%	$1,297.2	100%	$1,214.7	100%

     Our products are sold for a broad range of end uses. Although the majority of our customers are in the U.S., we also have international customers. The following chart illustrates the split between domestic and foreign revenue:

	Year Ended		Year Ended		Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
		Percent		Percent		Percent
		of Total		of Total		of Total
Revenue Source	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
United States
International (1)	$1,387.5	89%	$1,094.0	84%	$1,020.3	84%
England	118.8	8%	138.3	11%	123.7	10%
Other	44.6	3%	64.9	5%	70.7	6%

Total International	163.4	11%	203.2	16%	194.4	16%

Total revenue	$1,550.9	100%	$1,297.2	100%	$1,214.7	100%

Competitive Strengths
     Industry Leader. We are one of the largest independent manufacturers of integrated structural assemblies for commercial, military and business jet aircraft in the world. We enjoy long-term relationships with our customers, which have been earned by delivering the quality aerostructures they demand. We have earned the trust of our customers and normally produce our products and provide our services under long-term, sole-source contracts. In fact, we are one of the largest independent suppliers to Boeing, Airbus, and Gulfstream.
     High Barriers to Entry. The dynamics of the aircraft industry make it extremely challenging for new competitors to enter the market. It is difficult and expensive for new entrants to compete for new program awards due to the substantial up-front, non-recurring investment associated with new programs, the sophisticated manufacturing capability necessary to compete in our market, and the experience-based industry knowledge required. Our established relationships with our customers, particularly Boeing and Airbus, make it less likely that an existing program could be lost to a new competitor. In addition, new entrants to the industry must have extensive certifications and approvals from customers and government regulators, such as the Defense Contract Management Agency and the FAA.
     Advanced Manufacturing and Technological Capabilities. We are able to manufacture large complex composite aircraft structures and some of the largest parts and assemblies for aircraft of all types in the world. Our capabilities include precision assembly techniques as well as automated assembly processes. We have large bed machining capability and the ability to make large composite fiber reinforced parts. We also have one of the largest stretch forming processes for aerodynamic surface metallic skins.
     In addition, we traditionally have been a leader in the manufacturing and development of large composite aircraft structures. With Vought’s selection as a program partner on the Boeing 787 program, we have enhanced our industry-leading capability in the design, manufacturing, and integration of complex composite structures.
     Our system integration capability and ability to support challenging new aircraft launch schedules, with cost effective design and manufacturing solutions, makes us a preferred partner participating from initial concept development of new aircraft. We operate one of the few structural test laboratories in the world capable of full-scale carrier landing simulation.
     Well Positioned in the Military Aircraft Market. We serve virtually every segment of the military aircraft market, with particular strength in fixed-wing transport and rotor aircraft. Currently, we provide aerostructures for many military programs, including the Boeing C-17 Globemaster III, as well as the important rotorcraft military segment, with Bell/Boeing V-22 Osprey tilt rotor transport and the H-60 helicopter.

Business Strategy
     Continue as a Strategic Partner to our Customers. We strengthen customer relationships and expand market opportunities by partnering with customers on their business endeavors. We want to be our customer’s most valued supplier. We provide prime contractors with development and, when requested, engineering services to ensure our participation on their current and future programs.
     Integrate Quality Throughout the Enterprise. We emphasize quality in the design and production of cost-competitive, fully integrated major aircraft assemblies as a support partner to the world’s leading aerospace companies.
     Increase Productivity and Profitability. In our effort to improve profitability, we have introduced Lean and Six Sigma into our production areas and have undertaken organizational restructuring to improve accountability and control.
     Leverage our Global Supply Chain. We have a global network of suppliers focused on strategic cost reduction and manufacturing flexibility to maximize production and cost efficiency, while supporting our customers’ need for strategic work placement.
Raw Materials, Purchased Parts and Suppliers
     We depend on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. Our suppliers’ ability to provide acceptable raw materials, components, kits and subassemblies affects our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with our reliance on this supply base. In addition, we depend on third parties for most of our information technology services.
     To an extent, we are also exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemical processing and freight. We utilize a range of long-term agreements and strategic e-Commerce aggregated sourcing to minimize procurement expense and supply risk in these categories.
     Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. We have long-term supply agreements with a number of our major suppliers. We, as well as our supply base, are experiencing delays and pricing increases in the receipt of metallic raw materials due to unprecedented market demand across the industry. Based upon market and industry analysis we expect these conditions to continue for the near term, as metallic (aluminum and titanium) raw material supply adjusts to the industry upturn, increased infrastructure demand in China and Russia, and increased aluminum and titanium usage in an ever wider range of products. The increased demand for aluminum and titanium products created significant cost pressures in the market place during 2006 with price increases seen in excess of 50% over 2005 levels for aerospace grade material. In some cases the impact of these price increases has been mitigated through existing long-term agreements which remain in place for several more years. Our expectation is that the continued demand for these materials will continue to put additional pressures on pricing for the foreseeable future though not necessarily at the levels seen recently. These market conditions may increase our operating costs which could have an adverse impact on our cash flows or results of operations in future periods. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk; however, we are reviewing a full range of business options focused on strategic risk management for all raw material commodities.
Research and Development and Specialized Engineering Services
     Our scientists, engineers and other personnel have capabilities and expertise in structural design, stress analysis, fatigue and damage tolerance, testing, systems engineering, factory support, product support, tool design, inspection and systems installation design. The costs incurred relating to independent research and development for the years ended December 31, 2006, 2005 and 2004, were $3.4 million, $4.4 million and $6.7 million, respectively. We work jointly with our customers and the supply base to insure that our investments complement the needs of our industry, rather than duplicate what our stakeholders are developing.

Intellectual Property
     We have a number of patents related to our processes and products. While in the aggregate our patents are of material importance to our business, we believe that no single patent or group of patents is of material importance to our business as a whole. We also rely on trade secrets, confidentiality agreements, unpatented knowledge, creative product development and continuing technological advancement to maintain our competitive position.
Competition
     In the production and sale of aerospace structural assemblies, we compete with numerous U.S. and international companies on a worldwide basis. Primary competition comes from internal work completed by the operating units of OEMs including Airbus, Boeing, Gulfstream, Lockheed Martin, Northrop Grumman, Sikorsky and Raytheon. We also face competition from independent aerostructures suppliers in the U.S. and overseas who, like us, provide services and products to the OEMs.
     OEMs may choose not to outsource production due to, among other things, their own direct labor and overhead considerations, capacity utilization at their own facilities, or their desire to retain critical or core skills. Consequently, there are occasions when traditional factors affecting competition, such as price and quality of service, may not be significant determinants, because the OEM needs to maintain work within its sites.
     However, when OEMs choose to outsource, they typically do so for one or more of the following reasons:
•	lower cost;

•	the prime manufacturer’s capacity limitations;

•	a business need or desire to utilize other’s unique engineering and design capabilities;

•	a desire to share the required upfront investment;

•	risk sharing; and

•	strategic reasons in support of sales.
     Our ability to compete for large structural assembly contracts depends upon:
•	our underlying cost structure that enables a competitive price;

•	the readiness and availability of our facilities, equipment and personnel to undertake and nimbly implement the programs;

•	our engineering and design capabilities;

•	our ability to manufacture or rapidly procure both metal and composite structures; and

•	our ability to support our customer’s needs for strategic work placement.
Employees
     As of December 31, 2006, we employed approximately 5,900 people. Of those employed at year-end, approximately 2,879 or 49%, are represented by four separate unions.
•	Local 848 of the United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 2,071 of the employees located in Dallas and Grand Prairie, Texas. This union contract, which covers the majority of our production and maintenance employees at our Dallas and Grand Prairie Texas facilities, is in effect through September 30, 2007.

•	Aero Lodge 735 of the International Association of Machinists and Aerospace Workers represents approximately 743 of the employees located in Nashville, Tennessee. This union contract is in effect through September 27, 2008.

•	Local 20 of the International Brotherhood of Electrical Workers represents approximately 39 employees located in Dallas, Texas. This union contract is in effect through April 6, 2008.

•	Local 263 of the Security, Police and Fire Professionals of America (formerly United Plant Guard Workers of America) represents approximately 26 employees located in Dallas, Texas. This union contract is in effect through February 18, 2008.

     From time to time, unions have sought and may continue to seek to organize at some of our facilities. We cannot predict the impact of any unionization of our workforce. On March 8, 2007, an election was held among our production and maintenance employees at our Hawthorne, California facility as a result of a petition for representation filed by the International Association of Machinists and Aerospace Workers. As a result of certain contested ballots, the election results have not yet been finalized. If the union is certified as a representative of those employees, we will commence negotiations on a union contract for that facility.
     We have not suffered an interruption of business as a result of a labor dispute since 1989, at the Nashville facility. We believe we have constructive working relationships with our unions and have been successful in negotiating collective bargaining agreements in the past. However, there can be no assurance that we will reach an agreement on a timely basis or that we will not experience a work stoppage or labor disruption that could significantly adversely affect our operations.
Backlog
     We calculate backlog using a method that results in a number that is substantially less than the estimated aggregate dollar value of our contracts. We measure backlog for commercial and business jet programs as firm orders, and backlog for military programs as funded orders or authorizations to proceed, in each case for products that have not yet been shipped to our customer. Using our measure of backlog, we estimate that at December 31, 2006, our funded backlog was approximately $3.3 billion. Our backlog may fluctuate at any given time depending on whether we have received significant new firm orders, funded orders or authorizations to proceed before the date of measurement. For example, our military funded orders or authorizations to proceed generally are awarded when the Department of Defense budget for the relevant year has been approved, resulting in a significant increase in backlog at that time.
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
     Under federal and state environmental laws, owners and operators of contaminated properties can be held responsible for up to 100% of the costs to remediate contamination, regardless of whether they caused such contamination. Our facilities have been previously owned and operated by other entities and remediation is currently taking place at several facilities in connection with contamination that occurred prior to our ownership. In particular, we acquired several of our facilities from Northrop Grumman in July of 2000, including the Hawthorne, California facility, the Stuart, Florida facility, the Milledgeville and Perry, Georgia facilities and two Texas facilities. Of those facilities, remediation projects are underway in Hawthorne, Stuart, Milledgeville and Dallas.
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

     Thereafter, to the extent environmental remediation is required for hazardous materials including asbestos, urea formaldehyde foam insulation or lead-based paints, used as construction materials in, on, or otherwise affixed to structures or improvements on property acquired from Northrop Grumman Corporation, we would be responsible. We currently have no material outstanding or unasserted asbestos, urea formaldehyde foam insulation or lead-based paints liabilities including on property acquired from Northrop Grumman Corporation.
     We acquired the Nashville, Tennessee facility from Textron Inc. in 1996. In connection with that acquisition, Textron agreed to indemnify up to $60 million against any pre-closing environmental liabilities with regard to claims made within ten years of the date on which the facility was acquired, including with respect to a solid waste landfill located onsite that was closed pursuant to a plan approved by the Tennessee Division of Solid Waste Management. Although that indemnity was originally scheduled to expire in August 2006, we believe that the agreement may continue to provide for indemnification for certain pre-closing environmental liabilities incurred beyond that expiration date. While there are no currently pending environmental claims related to the Nashville facility, there is no assurance that environmental claims will not arise in the future.
     As of December 31, 2006, our balance sheet included an accrued liability of $4.1 million for accrued environmental liabilities.
Regulatory Conditions
     The commercial and business jet aerospace industry is highly regulated in the United States by the FAA. As a producer of major aerostructures for commercial and business jet aircraft, our production activities are performed under the auspices of the applicable FAA type certificate held by the prime manufacturer for which we produce product. In addition to qualifying our production and quality systems to our customer’s requirements, we are also certified in Stuart, Florida by the FAA to repair and overhaul damaged parts for delivery and reinstallation on commercial and business jet aircraft.
     Our Quality Management System (QMS) is fully compliant to AS9100, and we hold an industry registration certificate to that standard through an accredited registrar. Our special production processes are certified in compliance to industry manufacturing, quality and processing requirements, as defined and controlled by the PRI/Nadcap accreditation program. Meeting the certification and registration standards of the FAA, the OEMs, and domestic and international rating agencies is a significant barrier to entry for potential new competitors.
     The military aerospace industry is highly regulated by the U.S. Department of Defense. The Defense Contract Management Agency has certified us to provide products to the U.S. military. We are subject to review by the Defense Contract Management Agency whether we contract directly with the U.S. Government or provide aerostructures to a OEM that contracts directly with the U.S. Government. The U.S. Government contracts held by the Company and our customers are subject to unique procurement and administrative rules based on laws and regulations. U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or default by the contractor. In addition, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a yearly basis, even though contract performance may take many years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future years.
     In addition, use of foreign suppliers and sale to foreign customers, such as Airbus, and foreign governments may subject us to the requirements of the U.S. Export Administration Regulations and the International Trafficking in Arms Regulations.
Additional Information
     Our principal executive offices are located at 9314 West Jefferson Boulevard M/S 49R-06, Dallas, TX 75211. Our telephone number is (972) 946-2011.
     Our SEC filings are available to the public at the SEC’s web site at http://www.sec.gov.

Item 1A. Risk Factors
Our commercial business is cyclical and sensitive to the profitability of the commercial airline and cargo industries . Our business is, in turn, affected by general economic conditions and world safety considerations.
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
     This demand for aircraft is dependent on and influenced by a number of factors including:
•	The World Economy — World-wide economic growth is a primary factor that both Boeing and Airbus use to forecast future production requirements.

•	Ability of the industry to finance new aircraft, which is tied to their profitability and load factors.

•	Air cargo requirements and airline load factors — Driven by world economy and international trade volume.

•	Age and efficiency of the world fleet of active and stored fleet aircraft.

•	General public attitudes — Events such as the September 11, 2001 terrorist attacks and later, the SARS outbreak in Asia, tend to dramatically and quickly influence the market.

•	Fuel prices — While higher fuel prices impact the airline and cargo industry’s short-term profitability, they may also drive more rapid fleet renewal to take advantage of newer, more efficient aircraft technologies.
Our substantial indebtedness could prevent us from fulfilling our obligations under the senior notes.
     We have a significant amount of indebtedness. As of December 31, 2006, our total indebtedness was $687 million, excluding unused commitments under the revolving credit facility in our amended senior secured credit facilities. In addition, we had $1.3 million of capital lease obligations.
     Our substantial indebtedness could have important consequences for us and investors in our securities. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to our outstanding debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends.
     Our outstanding senior notes and our amended senior secured credit facilities contain other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our amended senior secured credit facilities also contain financial maintenance covenants that require us to meet specified metrics related to our cash flows, indebtedness and interest expense on a quarterly basis. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of our debts.
     In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, variable-rate indebtedness will create higher debt service requirements and it may become necessary for us to dedicate a larger portion of cash flow to service such indebtedness. To the extent we have not entered into hedging arrangements, we are exposed to cash flow risk due to changes in interest rates with respect to the entire $417.0 million of variable-rate indebtedness under our amended senior secured credit facilities.

     As of December 31, 2006, a one-percentage point increase in interest rates on our variable-rate indebtedness would decrease our annual pre-tax income by approximately $4.2 million.
We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.
     Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     Our business may not generate sufficient cash flow from operations or future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Depending on prevailing economic and financial conditions, competition and other factors, we may not be able to refinance any of our indebtedness, including our amended senior secured credit facilities and our outstanding senior notes, on commercially reasonable terms or at all.
Despite current indebtedness levels, we may still be able to incur substantially more debt, which would further increase the risks associated with our substantial leverage described above.
     We may be able to incur substantial additional indebtedness in the future. The terms of our senior notes indenture do not fully prohibit us, including our subsidiaries, from incurring additional indebtedness. As of December 31, 2006, our amended senior secured credit facilities permitted additional borrowings of up to $200 million, reduced by outstanding letters of credit of $47.0 million. If new indebtedness is added to our current indebtedness levels, the related risks that we face would be magnified.
Restrictive covenants in the amended senior secured credit facilities and the senior notes may restrict our ability to pursue our business strategies.
     The indenture governing our senior notes and the credit agreement governing our amended senior secured credit facilities limit our ability, among other things, to:
•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	engage in sale and leaseback transactions;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.
     The restrictive covenants mentioned above may restrict our ability to pursue our business strategies.
Financial ratios and tests in the amended senior secured credit facilities may further increase the risks associated with the restrictive covenants described above.
     In addition to the covenants described above, our amended senior secured credit facilities require us to maintain certain financial ratios and tests. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Events beyond our control can affect our ability to meet these financial ratios and tests. Our failure to comply with these obligations could cause an event of default under our amended senior secured credit facilities. If an event of default occurs, our lenders could elect to declare all amounts outstanding and accrued and unpaid interest under our amended senior secured credit facilities to be immediately due, and the lenders thereafter could foreclose upon the assets securing the amended senior secured credit facilities. In that event, we may not have sufficient assets to repay all of our obligations, including our senior notes. We may incur additional indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to our amended senior secured credit facilities or our senior notes.

We operate in a very competitive business environment.
     Competition in the aerostructures segment of the aerospace industry is intense and concentrated. We face substantial competition from the operating units of some of our largest customers, including Airbus, Boeing, Gulfstream, Lockheed Martin, Northrop Grumman and Raytheon. These OEMs may choose not to outsource production of aerostructures due to, among other things, their own direct labor and overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource.
     We also face competition from non-OEM suppliers in each of our product areas. Our principal competitors among aerostructures suppliers are Alenia Aeronautica, Fokker Aerostructures, Fuji Heavy Industries, Mitsubishi Heavy Industries, GKN Westland Aerospace (U.K.), Kawasaki Heavy Industries, Goodrich Corp., and Spirit AeroSystems. Some of our competitors have greater resources than us, and therefore may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply chain management and sales and marketing, and we may not have enough resources to make the necessary investments to do so. For these reasons, we may not be able to compete successfully in this market or against such competitors. See Item 1. “Business—Competition.”
     For the years ended December 31, 2006, 2005 and 2004, approximately 55%, 56% and 59% of our sales, respectively, were made to Boeing for commercial and military programs. Accordingly, any significant reduction in purchases by Boeing would have a material adverse effect on our financial condition, results of operations and cash flows.
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
     The U.S. defense budget has fluctuated in recent years, at times resulting in reduced demand for new aircraft and, to a lesser extent, spare parts. In addition, foreign military sales are affected by U.S. Government regulations, foreign government regulations and political uncertainties in the United States and abroad. The U.S. defense budget may continue to fluctuate, and may decline sales of defense related items to foreign governments may decrease. A decline in defense spending could reduce demand for our customers’ military aircraft, and thereby reduce sales of our products used on military aircraft.
     There is risk that the C-17 program could be completed in 2009 after the end of the current contract as identified in the President’s FY 2007 Recommended Budget is completed in 2009. There was no new funding identified for this program in the President’s FY 2008 Recommended Budget. We are taking steps now to realign the company in recognition of the possible loss of the program in 2009. For 2006, the C-17 program provided a significant portion of our military revenues.

Our fixed-price contracts may commit us to unfavorable terms.
     We provide most of our products and services through fixed-price contracts. For the year ended December 31, 2006, over 90% of our revenues were derived from fixed-price contracts.
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
     On occasion we may enter into agreements with our customers modifying the terms of those fixed price contracts, however there are no assurances that we will be able to do so in the future.
     Although we believe that we have recorded adequate provisions in our consolidated financial statements for losses on our fixed-price contracts, as required under accounting principles generally accepted in the United States, our contract loss provisions may not be adequate to cover all actual future losses.
We incur risk associated with new programs.
     New programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, delays in the program schedule, failure of other suppliers to our customer to perform and meet their obligations, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs.
     The Boeing 787 is an example of such a program for Vought. We have recently completed the construction of a new facility in North Charleston, South Carolina which utilizes state-of-the-art equipment and processes completely dedicated to fabrication and assembly of composite fuselage sections for the 787. We have begun the transition from design/development to production manufacturing, and will complete the initial ship sets scheduled for delivery to Boeing in the first half of 2007.
     Programs new to Vought that represent customer offloads of existing aircraft components carry risks associated with the transfer of:
•	technology, knowledge, and tooling;

•	hiring and training of qualified personnel;

•	increased capital and funding commitments;

•	ability to meet customer specifications, delivery requirements and unique contractual requirements;

•	supplier performance;

•	ability of the customer to meet its contractual obligations to us; and

•	our ability to accurately estimate costs associated with such programs.
The H-60 program with Sikorsky is an example of this type of program.
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
     In addition, some contracts with our suppliers for raw materials and other goods are short-term contracts. These suppliers may discontinue provision of products to us at attractive prices or at all, and we may not be able to obtain such products in the future from these or other providers on the scale and within the time periods we require. Furthermore, substitute raw materials or component parts may not meet the strict specifications and quality standards we, our customers, and the U.S. Government impose. If we are not able to obtain key products on a timely basis and at an affordable cost, or we experience significant delays or interruptions of their supply, revenues from sales of products that use these supplies will decrease. The increased demand for aluminum and titanium products created significant cost pressures in the market place during 2006 with price increases seen in excess of 50% over 2005 levels for aerospace grade material. In some cases the impact of these price increases has been mitigated through existing long-term agreements which remain in place for several more years. Our expectations are that the continued demand for these materials will continue to put additional pressures on pricing for the foreseeable future though not necessarily at the levels experienced recently.
     We are also dependent upon third party suppliers, including Northrop Grumman Information Technology and Perot Systems, to supply us with the majority of the information technology services used to operate our facilities. If these suppliers could no longer supply us with information technology services and we are required to secure another supplier, we might not be able to do so on terms as favorable as our current terms, or at all.
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
     As of December 31, 2006, approximately 49% of our employees were represented by various labor unions. Approximately 2,071 employees located at the Dallas and Grand Prairie, Texas facilities are represented by United Automobile, Aerospace and Agricultural Implement Workers of America. This union contract is in effect through September 30, 2007. The remaining union contracts are in effect until various dates in 2008. In addition, on March 8, 2007, an election was held among our production and maintenance employees at our Hawthorne, California facility as a result of a petition for representation filed by the International Association of Machinists and Aerospace Workers. As the result of certain contested ballots, the election results have not yet been finalized. If the union is certified as a representative of those employees, we will commence negotiations on a union contract for that facility.
     We last experienced a labor strike at our Nashville, Tennessee plant in 1989 and a work interruption at our Dallas, Texas plant in 1985. We believe we have constructive working relationships with our unions and have been successful in negotiating collective bargaining agreements in the past. However, there can be no assurance that we will reach an agreement on a timely basis. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant adverse disruption of our operations and we may be prevented from completing production of our aircraft structures. See Item 1. “Business—Employees.”

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
     In the future, contamination may be discovered at our facilities or at off-site locations where we send waste. The remediation of any such newly-discovered contamination, or the enactment of new legislation or the stricter administration or interpretation of existing laws, may require us to make additional expenditures, some of which could be material. See Item 1 “Business—Environmental Matters.”
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
     We have received grants from state governments associated with the construction of our 787 facility in South Carolina and the employment level in our Texas facilities. These grants require that we satisfy certain requirements related to levels of expenditures and employment levels. Our failure to satisfy any of these commitments could result in the incurrence of penalties or in the requirement to repay all or part of the grants.
Private equity investment funds affiliated with Carlyle own a significant majority of our equity, and their interests may not be aligned with debt holders.
     Private equity investment funds affiliated with Carlyle own approximately 90% of our fully diluted equity. These private equity investment funds have the power, subject to specific exceptions, to direct our affairs and policies. Certain members of our Board of Directors have been designated by these private equity investment funds. Through such representation on the Board of Directors, they are able to substantially influence the appointment of management, the entering into of mergers and sales of substantially all of our assets and other extraordinary transactions. The directors so elected have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions about our capital stock.
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
     We are not required to evaluate our internal controls over financial reporting in the same manner that is required of certain public companies. Historically, we have designed our internal controls and prepared our financial statements in a manner that management believes accurately records transactions in accordance with generally accepted accounting principles (“GAAP”). We have taken actions to improve our internal controls over financial reporting and we continue to look for opportunities to further improve those controls. The effectiveness of our internal controls over financial reporting is subject to continued management review, supported by confirmation and testing by our internal audit department, as well as audit committee oversight. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, we cannot be certain that we will not identify material weaknesses or significant deficiencies in our internal controls over financial reporting in the future. Commencing with our annual report for 2007, pursuant to Section 404 of the Sarbanes-Oxley Act our management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting, and commencing with our annual report for 2008, we will be required to deliver an attestation report from an independent registered public accounting firm on management’s assessment of the operating effectiveness of our internal controls.

Item 1B. Unresolved Staff Comments
     Not applicable.

Item 2. Properties
     Our corporate offices and principal corporate support activities are located in Dallas, Texas. We own and lease manufacturing facilities located throughout the United States. We currently have manufacturing facilities in Texas, California, Tennessee, Georgia, Washington, Florida and South Carolina. General information about our principal manufacturing facilities is presented in the chart below.

	Square
Site	Footage	Ownership	Functions
Dallas, TX

Jefferson Street	28,878	Owned	High speed wind tunnel.

Jefferson Street (1)	4,927,292	Leased	Vought Headquarters; design capabilities; test labs; fabrication of parts and structures; assembly and production of wings, horizontal and vertical tail sections, fuselage, empennage, and cabin structures.

Grand Prairie, TX

Marshall Street	804,456	Leased	Manufacturing of empennage assemblies, doors, skin polishing, automated fastening.

Marshall Street	335,292	Owned	Warehouse.

Hawthorne, CA (2)	1,382,096	Leased	Production of fuselage panels and main deck cargo doors; reconfigurable tooling, precision assembly and automated fastening.

Torrance, CA	84,654	Leased	Fuselage panel processing facility.

Nashville, TN	2,170,497	Owned	Design capabilities; wing, wing assembly and control surface manufacturing and assembly facilities.

Stuart, FL	519,690	Leased	Manufacturing of composite and metal aircraft assemblies and manufacturing of commercial aircraft doors.

Brea, CA	90,000	Leased	Manufacturing of wing skins, fuselage panels, bulkheads, floor beams, spars, stringers, landing gear and subassemblies.

Everett, WA	153,000	Leased	Manufacturing of wing skins, fuselage panels, bulkheads, floor beams, spars, stringers, landing gear and subassemblies.

Milledgeville, GA	566,168	Owned	Composite fabrication and component assembly.

North Charleston, SC	340,000	Owned	Fabrication of composite fuselage structures.

(1)	Lease expires July 2007. Currently in discussion with the U.S. Navy regarding terms of our continued occupancy of the facility, which may include a lease extension or other options.

(2)	We sold the Hawthorne Facility on July 25, 2005 and leased the entire facility (2,582,244 square feet) through January 24, 2006. Starting January 25, 2006, we reduced the footprint and lease to 1,382,096 square feet through December 31, 2010.

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
     We operate in a highly regulated industry that subjects us to various audits, reviews and investigations by several U.S. governmental entities. Currently, we are not aware of any significant on-going audits, reviews or investigations which it believes would materially impact our results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     Our common equity consists of common stock, par value $0.01 per share. There is currently no established public trading market for our common stock.
     As of March 8, 2007, there were 82 stockholders of record of our common stock.
     We have not declared a dividend on shares of common stock since inception in our current corporate form in 2000. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will also depend upon such factors as compliance with debt covenants, earnings levels, capital requirements, our financial condition and other factors deemed relevant by our board of directors.
     On August 2, 2006, we issued an aggregate of 10,650 shares of our common stock, or less than 1% of the aggregate amount of common stock outstanding, to four members of our board of directors in reliance on Regulation D under the Securities Act. An aggregate of 33,225 shares of our common stock were issued in 2006 in connection with the exercise of stock options originally granted in accordance with Rule 701 of the Securities Act. The aggregate proceeds to Vought as a result of these transactions were approximately $0.4 million.
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

	Year Ended December 31,
	2006	2005	2004	2003 (6)	2002
	($ in millions)
Statement of Operations:
Net sales	$1,550.9	$1,297.2	$1,214.7	$1,208.8	$1,200.7
Cost of sales (1)	1,274.2	1,231.8	1,078.0	1,056.0	1,096.3
Selling, general & administrative expenses (1)	236.0	234.2	223.1	190.9	142.4
Impairment charge	9.0	5.9	26.0	—	5.9
Operating income (loss)	31.7	(174.7)	(112.4)	(38.1)	(43.9)
Interest expense, net (2)	63.1	51.3	42.8	30.0	35.8
Other loss	0.5	0.3	—	—	—
Equity in loss of joint venture	6.7	3.4	—	—	—
Loss before income taxes	(38.6)	(229.7)	(155.2)	(68.1)	(79.7)
Income taxes	1.9	—	0.2	(2.3)	—
Net income (loss) (3)	$(36.7)	$(229.7)	$(155.0)	$(70.4)	$(79.7)

Other Financial Data:
Cash flow provided by (used in) operating activities (4)	$172.8	$(65.0)	$(59.8)	$98.8	$166.8
Cash flow provided by (used in) investing activities	(102.7)	(152.1)	(70.6)	(217.8)	(20.8)
Cash flow provided by (used in) financing activities (4)	13.2	98.3	152.9	156.8	(109.3)
Capital expenditures	115.4	147.1	69.6	34.6	21.1

Consolidated Balance Sheet Data:
Cash and cash equivalents	$93.4	$10.1	$128.9	$106.4	$68.6
Accounts receivable, net	82.1	90.8	123.2	114.5	86.7
Inventories, net	337.8	340.1	279.3	197.3	202.7
Property, plant and equipment, net	530.4	485.1	407.7	414.1	334.7
Total assets	1,658.7	1,561.8	1,589.0	1,499.7	873.3
Total debt (5)	688.3	693.0	697.9	570.4	395.6
Stockholders’ equity (deficit)	$(693.3)	$(773.0)	$(554.5)	$(322.9)	$(502.9)

(1)	Certain prior years’ amounts have been reclassified to conform with the current year presentation (See Note 5 in the Consolidated Financial Statements).

(2)	Interest expense, net includes the gain or loss on interest rate swaps.

(3)	Net income (loss) is calculated before other comprehensive income (losses) relating to minimum pension liability adjustments of $112.9 million, $16.8 million, $(78.6) million, $13.1 million and $(444.2) million in 2006, 2005, 2004, 2003 and 2002, respectively.

(4)	Amounts previously disclosed for 2004 have been updated to reflect a reclassification of $35 million in grants received from the State of Texas from operating activities to financing activities.

(5)	Total debt as of December 31, 2006, 2005, 2004 and 2003 includes $1.3 million, $2.0 million, $2.9 million and $4.5 million, respectively, of capitalized leases. There were no capital leases in 2002.

(6)	Includes Aerostructures’ results of operations from July 2, 2003, the date of acquisition.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Business Overview
     While we have long-term contracts for most of our programs, we generally build our inventory and deliver products pursuant to separate purchase orders under those contracts. We measure backlog for commercial and business jet programs as firm orders, and backlog for military programs as funded orders or authorizations to proceed, in each case for products that have not yet been shipped to our customer. In addition to our backlog, our contracts provide for additional units for which we have not yet received a firm order, a funded order or an authorization to proceed. Our measure of backlog produces a number that is significantly lower than the estimated aggregate dollar value of our contracts because this measure excludes: commercial orders that are not firm, military orders that are not funded or authorized, and commercial and military units under contract for which we have not yet received orders. Using our measure of backlog, we estimate that as of December 31, 2006, our backlog was approximately $3.3 billion. Our backlog may fluctuate at any time depending on new firm orders, funded orders or authorizations to proceed that are received, as well as orders that are shipped, immediately before the date of measurement.
     In 2004 and 2005, we undertook site consolidation and restructuring plans for which related charges including disruption charges were recorded, aggregating approximately $215.2 million in 2004 and 2005. The site consolidation plans were discontinued in early 2006, with additional charges in 2006 of approximately $8.0 million. We do not expect to incur any additional significant charges related to this plan.
     We completed a new facility in North Charleston, South Carolina during 2006 and commenced manufacturing, assembly and integration work for the Boeing 787 Dreamliner commercial aircraft program. We are the sole-source supplier of the aft fuselage sections 47 and 48 for this program. In addition, we have established a joint venture called Global Aeronautica, LLC with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA. Vought and Alenia each have a 50% stake in the joint venture, which will combine the two companies’ respective 787 program fuselage products with sections from other structures partners and systems from around the world to deliver an integrated product to Boeing. With the increase in production of the Boeing 787 Dreamliner and the potential reduction or completion of C-17 production over the next few years, we expect the portion of our business represented by commercial sales to increase, and military sales to decrease.
     We are focusing on improving our processes and profitability through significant cost reduction efforts. Major initiatives in 2006 included: reducing headcount by approximately 1,000 positions, freezing the accrual of benefits, effective December 31, 2007, under our non-union defined pension benefit plans and renegotiating major customer contracts and settlements in our favor. We anticipate that the headcount reductions should result in approximately $100 million in annual savings in the future. These reductions will be incorporated into our estimated costs and should contribute to higher margins over time. They will be offset by future cost increases due to growth of the business. In addition to these milestones, improving manufacturing efficiencies, quality and safety have been a focus and have benefited from the implementation of lean manufacturing and six sigma techniques.

Financial Business Trends
     The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. Following the declining trends after 2001, the industry has experienced record numbers of orders for new aircraft in recent years. The market for business jets was also impacted by the economic downturn, but generally recovered in 2005 and continued to grow in 2006. The military market has also seen growth in recent years, due in part to the wars in Iraq and Afghanistan. However, with the addition of the 787 program and the potential reduction or completion of the C-17 program, we expect our commercial business to increase as a percentage of sales over the next few years.
Results of Operations

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005 (1)	2004 (1)
Net sales:
Commercial	$699.3	$602.7	$578.5
Military	560.9	471.7	434.8
Business Jets	290.7	222.8	201.4

Total net sales	$1,550.9	$1,297.2	$1,214.7
Costs and expenses:
Cost of sales	1,274.2	1,231.8	1,078.0
Selling, general and administrative	236.0	234.2	223.1
Asset/intangible impairment charge	9.0	5.9	26.0

Total costs and expenses	$1,519.2	$1,471.9	$1,327.1
Operating income (loss)	31.7	(174.7)	(112.4)
Interest expense, net	(63.1)	(51.3)	(42.8)
Other (loss)	(0.5)	(0.3)	—
Equity in (loss) of joint venture	(6.7)	(3.4)	—
Income taxes	1.9	—	0.2

Net Income (loss)	$(36.7)	$(229.7)	$(155.0)

Total funded backlog	$3,291.0	$2,367.3	$1,658.2

(1)	Certain prior period amounts have been reclassified to conform with the current year presentation (See note 5 in the Consolidated Financial Statements for further explanation).

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Net Sales. Net sales for the year ended December 31, 2006 were $1,550.9 million, an increase of $253.7 million or 20% compared with net sales of $1,297.2 million for the prior year. When comparing the current and prior year:
•	Commercial net sales increased approximately $96.6 million or 16% in 2006. This increase was primarily due to the recognition of $70 million in sales related to customer settlements in the second quarter of 2006, and increased sales of $60.3 million resulting from increased aircraft delivery rates on the Boeing 777, 767, and 747, partially offset by decreased sales of $28.4 million due to reduced delivery rates on the Airbus A319 and A340.

•	Military net sales increased approximately $89.2 million or 19% in 2006 primarily due to increased sales of $58.2 million on the Global Hawk and $22.3 million on the H-60 programs resulting from increased delivery rates.

•	Business Jet net sales increased approximately $67.9 million or 30% due primarily to a $29 million of customer settlements finalized in the second quarter and $35.1 million due to an increase in delivery rates for our Gulfstream programs, partially offset by a decrease of $12.5 million due to the completion of the Embraer program.
     Cost of Sales. Cost of sales as a percentage of net sales were 82% for the year ended December 31, 2006, compared with 95% for the same period in the prior year. The decrease in the cost of sales percentage was caused primarily by the absence of one-time facility consolidation and disruption expenses of $158.4 million recorded in 2005 that were not incurred in 2006, partially offset by costs recognized related to customer settlements and losses recorded on the Airbus and H-60 programs in 2006.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2006 were $236.0 million, an increase of $1.8 million or 1% compared with selling, general and administrative expenses of $234.2 million for the prior year. The increase in expenses was primarily due to increases of $19.0 million in Boeing 787 investment and $9.0 million in stock compensation expense, offset by decreases of $13.0 million in headcount reductions and $12.0 million in net periodic costs associated with our pension and other-post retirement benefit plans.
     Asset Impairment Charge. The asset impairment charge increased $3.1 million or 53% compared to the prior period due to an impairment charge of $9.0 million on certain fixed assets that were originally acquired as part of the consolidation effort.
     Operating income (loss). Operating income for the year ended December 31, 2006 was $31.7 million, compared to an operating loss of ($174.7) million for the same period in the prior year. The positive change in operating income of $206.4 million is primarily due to the absence of facility consolidation expenses of $158.4 million recorded in 2005 that were not incurred in 2006, favorable customer settlements and increased sales combined with our cost reduction efforts and reduced benefit costs. These favorable changes were partially offset by losses on the Airbus and H-60 programs.
     Interest expense, net. Interest expense, net for the year ended December 31, 2006 was $63.1 million, an increase of $11.8 million or 23% compared with $51.3 million for the prior year. Interest expense, net, increased primarily due to the increase in our borrowing levels under the revolving credit agreement, combined with higher variable interest rates than in the prior year.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net Sales. Net sales for the year ended December 31, 2005 were $1,297.2 million, an increase of $82.5 million or 7% compared with net sales of $1,214.7 million for the prior year. When comparing 2005 to 2004:
•	Commercial net sales increased approximately $24.2 million or 4% in 2005. This increase was primarily due to increased sales of $62.1 million resulting from increased aircraft delivery rates on the Boeing 777, 747, and Airbus programs, partially offset by decreased sales of $39.5 million due to the decrease in revenues in 2005 on the Boeing 767 program as well as the cancellation of the 757 program.

•	Military net sales increased approximately $36.9 million or 8% in 2005 primarily due to increased sales of $56.7 million on the C-130, V-22, and F-22 programs resulting from increased delivery rates, as well as the first article deliveries on the C-5 program and initial deliveries on the H-60 program. These increases were partially offset by decreased sales of $20.7 million caused by reduced aircraft delivery rates on Global Hawk, a decrease in revenues in 2005 on the 767 Tanker, and a temporary hold placed on the F-35 program.

•	Business Jet net sales increased approximately $21.4 million or 11% due primarily to an increase in sales of $20.3 million on Gulfstream contracts as a result of increased aircraft delivery rates.
     Cost of Sales. Cost of sales as a percentage of net sales was 95% for the year ended December 31, 2005, compared with 89% for the same period in the prior year. The increase in cost of sales was caused primarily by higher program costs of $181.0 million, attributable to higher facility consolidation and disruption costs related to the transition of certain Nashville programs to Dallas, increased costs related to the Boeing strike, increased cost estimates on new and existing programs due to the consolidation efforts and difficulties experienced with the start up, an increase of $7.2 million for South Carolina activation charges, and an increase of $27.3 million related to pension benefits, partially offset by a reduction of $65.0 million in the charges related to employee benefits and accelerated depreciation for the planned facility closures and the favorable effects of an increase in business base. The increase in facility consolidation and disruption costs is primarily attributed to fewer experienced employees than expected transferring from Nashville to Dallas, resulting in greater than expected efforts required to achieve first article specifications for transferred products.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2005 were $234.2 million, an increase of $11.1 million or 5% compared with selling, general and administrative expenses of $223.1 million for the prior year. The increase was due mainly to $50.7 million of period expenses related to the start up of the Boeing 787 program offset by cost reductions from our restructuring efforts and a reduction of $6.4 million in stock compensation expense, a reduction of $3.6 million for financial advisory fees, and a reduction of $6.0 million in amortization of intangible assets.
     Asset Impairment Charge The asset impairment charge decreased $20.1 million or 77% compared to the prior period due to an impairment charge of $26.0 million in 2004 due to write down of an identified contract intangible asset in 2004.
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
     We believe that cash flow from operations, cash and cash equivalents on hand, and funds available from our credit facility will provide adequate funds for our working capital needs, planned capital expenditures and near term debt service obligations. Our ability to meet these obligations will depend upon future operating performance and our ability to refinance our indebtedness, which will be affected by economic conditions and financial, business and other factors, some of which are beyond our control. Management has implemented and continues to implement cost savings initiatives that should have a positive impact on the future cash flows needed to satisfy long-term cash requirements.
     On July 2, 2003, we issued $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. Prior to July 15, 2007, the notes may be redeemed in full or in part by paying a make-whole premium. We may also redeem the notes in full or in part any time after July 15, 2007 by paying a premium specified in the indenture. The notes are senior unsecured obligations guaranteed by all of Vought’s existing and future domestic subsidiaries.
     We entered into $650 million of senior secured credit facilities pursuant to a credit agreement dated December 22, 2004. The senior secured credit facilities are comprised of a $150 million six-year revolving loan (“Revolver”), a $75 million synthetic letter of credit facility and a $425 million seven-year term loan B. The term loan amortizes at $1 million per quarter with a bullet payment at the maturity date of December 22, 2011.
     Under the credit agreement, we have the option to solicit up to $200 million in additional term loans from existing or new lenders, subject to substantially the same terms and conditions as the outstanding term loans though pricing may be separately negotiated at that time. Additionally, we also have the option to convert up to $25 million of the letter of credit facility to outstanding term loans, which would also be subject to the same terms and conditions as the outstanding term loans made as of December 2004. We are obligated to pay an annual commitment fee on the unused portion of the senior secured credit facilities of 0.5% or less, determined based on our leverage ratio.
     As of December 31, 2006, we had no borrowings under the Revolver. We had long-term debt of approximately $687.0 million, which included $417.0 million incurred under our senior secured credit facilities and $270.0 million of Senior Notes. In addition, we had $47.0 million outstanding Letters of Credit under the $75 million synthetic facility and $1.3 million of capital lease obligations.
     Debt Covenants. The agreements governing our debt contain customary affirmative and negative covenants for facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also includes financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios as defined in the agreement, and a limitation on our capital spending levels. The senior notes indenture also contains various restrictive covenants including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of December 31, 2006, we were in compliance with the covenants for our debt and credit facilities.

Cash Flow

Cash Flow Summary	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Net income (loss)	$(36.7)	$(229.7)	$(155.0)
Non-cash items	79.8	80.8	126.3
Changes in working capital	129.7	83.9	(31.1)

Net cash provided by (used in) operating activities	172.8	(65.0)	(59.8)
Net cash provided by (used in) investing activities	(102.7)	(152.1)	(70.6)
Net cash provided by (used in) financing activities	13.2	98.3	152.9

Net increase (decrease) in cash and cash equivalents	83.3	(118.8)	22.5
Cash and cash equivalents at beginning of year	10.1	128.9	106.4

Cash and cash equivalents at end of year	$93.4	$10.1	$128.9

     Net cash provided by operating activities for the year ended December 31, 2006 was $172.8 million, an increase of $237.8 million compared to net cash used by operating activities of $65.0 million for the prior year. The increase compared to the prior year was primarily due to cash received from customer settlements and advances during 2006 in addition to improved program results.
     The increase in cash related to changes in working capital is due mainly to large customer settlements and advances received throughout the year. The non-cash items were relatively unchanged from the prior period as depreciation expense decreased from December 31, 2006 compared to December 31, 2005 partially offset by an increase in the equity loss in our joint venture and increased stock compensation expense of $9.5 million.
     Cash used in investing activities generally has been for capital expenditures. Net cash used for capital expenditures for the year ended December 31, 2006 was $115.4 million, a decrease of $31.7 million or 22% compared to $147.1 million for the prior year. The decrease reflects decreases in capital spending for the 787 program and the related construction for the South Carolina site compared to 2005 investment levels.
     Cash provided by financing activities for the year ended December 31, 2006 was $13.2 million, a decrease of $85.1 million or 87% compared to net cash provided by financing activities of $98.3 million for the prior year. The decrease was primarily due to the 2005 receipt of $52.6 million from the Hawthorne facility sale, as well as the decrease in cash received from governmental grants of $34.8 million. As of December 31, 2006, there were no outstanding borrowings on the Revolver, leaving borrowing capacity of $150.0 million available.
Contractual Obligations
     The following table summarizes the scheduled maturities of financial obligations and expiration dates of commitments as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
			($ in millions)
Senior secured credit facilities
Term loan B	$4.0	$4.0	$4.0	$4.0	$401.0	$—	$417.0

Total senior secured credit facilities (1)	$4.0	$4.0	$4.0	$4.0	$401.0	$—	$417.0
8% senior notes due 2011	—	—	—	—	270.0	—	270.0
Capital leases	1.3	—	—	—	—	—	1.3
Operating leases	14.3	8.1	7.5	7.0	3.7	4.0	44.6
Purchase Obligations (2)	32.7	0.2	—	—	—	—	32.9

Total	$52.3	$12.3	$11.5	$11.0	$674.7	$4.0	$765.8

(1)	In addition to the obligations in the table, at December 31, 2006, we had contractual interest payment obligations as follows: (a) variable interest rate payments on $417 million outstanding under our senior secured credit facilities based upon LIBOR plus the applicable margin, which correlated to an interest rate of 7.88% on term loan B at December 31, 2006, and (b) $21.6 million per year on the 8% senior notes due 2011.

(2)	Purchase obligations represent property, plant and equipment commitments at December 31, 2006. Although we also have significant other purchase obligations, most commonly in the form of purchase orders, the timing of the purchase is often variable rather than specific and the payments made by the customer in accordance with our long-term contract agreements substantially reimburses the payments due. Accordingly, these obligations are not included in the table.
     In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at December 31, 2006 as detailed in the following table. The pension contributions include both voluntary and required employer contributions. Our other post-retirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. The expected company contributions and payments are included in the table below:

		Other
	Pension	Post-retirement
	Benefits	Benefits
Benefit obligation at December 31, 2006	$1,771.4	$580.6
Plan assets at December 31, 2006	1,434.3	—

Projected Contributions:
2007	90.0	51.3
2008	78.6	53.1
2009	50.7	53.7
2010	42.9	53.0
2011	37.9	52.0

Total 2007-2011	$300.1	$263.1

     Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.
Off Balance Sheet Arrangements
     None.
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
     Our supply base contracts are conducted on a fixed price basis in U.S. Dollars. In some cases our supplier arrangements contain escalation adjustment provisions based on accepted industry indices, with appropriate forecasting incorporated in program financial estimates. As the metallic raw material industry continues to experience significant demand pressure, it is expected that raw material market pricing will increase as a cost consideration for us, despite current existing long-term agreement protections. Strategic cost reduction plans will continue to focus on mitigating the affects of this demand curve on company operations.

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
     Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and, in particular, estimates of contract costs and revenues used in the earnings recognition process. We have recorded all estimated contract losses. To enhance reliability in our estimates, we employ a rigorous estimating process that is reviewed and updated on a quarterly basis. However, actual results could differ from those estimates.
     Revenue and Profit Recognition. The majority of our sales are made pursuant to written contractual arrangements or “contracts” to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed-price contracts. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (SOP 81-1) and sales and profits on contracts are recognized using percentage-of-completion methods of accounting. Sales and profits are recognized on production contracts as units are delivered and accepted by the customer (the “units-of-delivery” method). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Amounts representing contract change orders or claims are included in sales only when they are probable.
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
     Accrued contract liabilities consisted of the following:

	December 31,	December 31,
	2006	2005
	($ in millions)
Advances and progress billings	$258.9	$125.9
Forward Loss	34.4	70.2
Other	40.4	19.9

Total accrued contract liability	$333.7	$216.0

     Accounting for the sales and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the total contract value and the estimated total costs at completion. Under the units-of-delivery percentage of completion method, sales on a contract are recorded as the units are delivered and accepted during the period at an amount equal to the contractual selling price of those units. The profit recorded on a contract under the units-of-delivery method is equal to the estimated total profit margin for the contract stated as a percentage of contract revenue multiplied by the sales recorded on the contract during the period. Adjustments to original estimates for a contract’s revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained, and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity, the more relative overhead that contract will absorb.
     Although fixed-price contracts, which may extend several years into the future, generally permit us to keep unexpected profits if costs are less than projected, we also bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. In a fixed-price contract, we must fully absorb cost overruns, not withstanding the difficulty of estimating all of the costs it will incur in performing these contracts and in projecting the ultimate level of sales that may otherwise be achieved. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed price contract may reduce the profitability of a fixed price contract or cause a loss. We believe we have recorded adequate provisions in the financial statements for losses on fixed-price contracts, but we cannot be certain that the contract loss provisions will be adequate to cover all actual future losses.
     Inventories. Inventoried costs primarily relate to work in process and represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, manufacturing and engineering overhead, production tooling costs, and certain general and administration expenses.
     In accordance with industry practice, inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year; therefore, a portion thereof will not be realized within one year.
     Post-retirement Plans. The liabilities and net periodic cost of our pension and other postretirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the expected long-term rate of asset return, and rate of growth for medical costs. The actuarial assumptions used to calculate these costs are reviewed annually. Assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries, as of the annual measurement date.
     The assumed discount rate utilized is based on a point in time estimate as of our December 31 annual measurement date. This rate is determined based upon on a review of interest rates associated with long-term, high quality corporate bonds as of the measurement date and use of models that discount projected benefit payments using the spot rates developed from the yields on selected long-term, high quality corporate bonds. The effect of changing the discount rate 25 basis points is shown in Note 14 to the Consolidated Financial Statements in Item 8.
     The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the Projected Benefit obligation (“PBO”). The expected average long-term rate of return on assets is based principally on the counsel of our outside investment advisors and has been projected at 8.5% in 2006, 2005 and 2004. This rate is based on actual historical returns and anticipated long-term performance of individual asset classes with consideration given to the related investment strategy. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year’s annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining service period of active plan participants expected to receive benefits.
     The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% and is utilized principally in calculating the PBO and annual pension expense.

     In addition to its defined benefit pension plans, we provide certain healthcare and life insurance benefits for eligible retired employees. Such benefits are unfunded as of December 31, 2006. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve the Company’s right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, managed care providers, coordination of benefits with other plans, and a Medicare carve-out. A one-percentage point shift in the medical trend rate would have the effect shown in Note 14 to the Consolidated Financial Statements in Item 8.
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
     Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, certain estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses, as deemed appropriate, based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations, we cannot guarantee that we will continue to experience the same credit loss rates in the future.
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
     Our suppliers’ failure to provide acceptable raw materials, components, kits and subassemblies would adversely affect our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with such supply base reliance. We are dependent on third parties for all information technology services. To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemical processing and freight. We utilizes a range of long-term agreements and strategic e-Commerce aggregated sourcing to optimize procurement expense and supply risk in these categories.
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
     Management has performed sensitivity analyses to determine how market rate changes will affect the fair value of the market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $417.0 million of variable rate debt under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of December 31, 2006 would decrease our annual pre-tax income by approximately $4.2 million. While there is no debt outstanding under our revolving credit facility at December 31, 2006, any future borrowings would be subject to the same type of variable rate risks. All of our remaining debt is at fixed rates, therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
     In the past, we have entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. Under these agreements, we exchanged floating rate interest payments for fixed rate payments periodically over the term of the swap agreements. We may continue to manage market risk with respect to interest rates by entering into hedge agreements, as we have done in the past. Our supply base contracting policy manages commodities price risk by entering into long-term fixed-price contracts in most cases. However, we do not have any futures hedge with respect to raw materials, such as aluminum, used to build our products, and therefore we may be subject to price fluctuations for raw materials or utilities over the long-term. Similarly, we do not hedge for foreign currency exchange risk because we have minimal exposure to this risk. In the case of our substantial sales to Airbus in Europe, purchase prices and payment terms under the relevant contracts are denominated in U.S. dollars.
     We have no current plans to enter into additional interest rate swaps.
Utility Price Risks
     We have exposure to utility price risks as a result of volatility in the cost and supply of energy and in natural gas prices. To minimize this risk, we have entered into fixed price contracts at certain of our manufacturing locations for a portion of their energy usage for periods of up to three years. Although these contracts would reduce the risk to us during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on our consolidated results of operations.
Accounting Changes and Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit obligation in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. We will implement SFAS 158 in our financial statements for the year ending December 31, 2007 and we are currently evaluating the impact which is in part dependent in assumptions and the value of plan assets at the measurement date.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the potential impact, if any, of SFAS 157 on our financial statements.

     In June 2006, the FASB issued SFAS Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes that we should use a more likely than not recognition threshold based on the technical merits if the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective January 1, 2007. We have not yet determined the impact, if any, of adopting FIN 48 on our financial statements.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted SFAS No. 154 beginning January 1, 2006.
     In December 2004, the FASB issued SFAS No. 123 (revised) (“123R”), Share-based Payments. SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Prior to 2006, we accounted for stock option grants using the intrinsic value method. Under SFAS 123R, we are required to select a valuation technique or option-pricing model that meets the standard. Allowable valuation models include a binomial model and the Black-Scholes-Merton model. At the present time, we are continuing to use the Black-Scholes model. We have adopted SFAS 123R at the beginning of the first quarter of fiscal 2006, applying the “modified prospective application,” which requires us to value stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the stock option’s remaining vesting period. As a result of adopting SFAS 123R on January 1, 2006, our net loss for the twelve months ended December 31, 2006 is $3.0 million more than if we had continued to account for share-based compensation under APB Opinion No. 25.
     In November 2004, the FASB issued SFAS No. 151 Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement became effective for the Company in January 2006 and did not have a material impact.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors
Vought Aircraft Industries, Inc.
We have audited the accompanying consolidated balance sheets of Vought Aircraft Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vought Aircraft Industries, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/ Ernst & Young LLP

Fort Worth, Texas
March 5, 2007

Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
($ in millions, except share amounts)

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$93.4	$10.1
Accounts receivable	82.1	90.8
Inventories	337.8	340.1
Other current assets	7.3	7.4

Total current assets	520.6	448.4

Property, plant and equipment, net	530.4	485.1
Goodwill	527.7	527.7
Identifiable intangible assets, net	64.9	79.1
Debt origination costs, net and other assets	15.1	21.5

Total assets	$1,658.7	$1,561.8

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$118.4	$121.9
Accrued and other liabilities	76.2	69.0
Accrued payroll and employee benefits	40.8	35.5
Accrued post-retirement benefits-current	51.3	53.4
Accrued pension-current	25.6	36.8
Current portion of long-term bank debt	4.0	4.0
Capital lease obligation	1.3	0.8
Accrued contract liabilities	333.7	216.0

Total current liabilities	651.3	537.4

Long-term liabilities:
Accrued post-retirement benefits	478.8	496.5
Accrued pension	352.0	441.2
Long-term bank debt, net of current portion	413.0	417.0
Long-term bond debt	270.0	270.0
Long-term capital lease obligation	—	1.2
Other non-current liabilities	186.9	171.5

Total liabilities	2,352.0	2,334.8

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,755,248 and 24,711,373 issued and outstanding at December 31, 2006 and 2005, respectively	0.3	0.3
Additional paid-in capital	414.8	411.4
Shares held in rabbi trust	(1.6)	(1.6)
Stockholders’ loans	(1.0)	(1.1)
Accumulated deficit	(641.3)	(604.6)
Accumulated other comprehensive loss	(464.5)	(577.4)

Total stockholders’ equity (deficit)	$(693.3)	$(773.0)

Total liabilities and stockholders’ equity (deficit)	$1,658.7	$1,561.8

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
($ in millions)

	Years Ended
	December 31,
	2006	2005	2004
Net sales	$1,550.9	$1,297.2	$1,214.7

Costs and expenses

Cost of sales	1,274.2	1,231.8	1,078.0
Selling, general and administrative expenses	236.0	234.2	223.1
Impairment charge	9.0	5.9	26.0

Total costs and expenses	1,519.2	1,471.9	1,327.1

Operating income (loss)	31.7	(174.7)	(112.4)

Other income (expense)
Interest income	1.4	3.4	2.4
Other income (loss)	(0.5)	(0.3)	—
Equity in earnings (loss) of joint venture	(6.7)	(3.4)	—
Interest expense	(64.5)	(54.7)	(45.2)

Income (loss) before income taxes	(38.6)	(229.7)	(155.2)
Income taxes	1.9	—	0.2

Net income (loss)	$(36.7)	$(229.7)	$(155.0)

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
($ in millions)

								Accumulated	Total
			Additional	Rabbi Trust				Other	Stockholders’
	Common		Paid-In	& CMG	Stockholders’		Accumulated	Comprehensive	Equity
	Stock		Capital	Escrow	Loans		Income (Deficit)	Income (Loss)	(Deficit)
Balance at December 31, 2003		$0.3	$418.0	$(3.9)		$(2.3)	$(219.4)	$(515.6)	$(322.9)

Net income (loss)							(155.0)		(155.0)
Minimum pension liability adjustment								(78.6)	(78.6)

Comprehensive income (loss)		—	—	—		—	(155.0)	(78.6)	(233.6)

CMG escrow				2.0					2.0

Balance at December 31, 2004		$0.3	$418.0	$(1.9)		$(2.3)	$(374.4)	$(594.2)	$(554.5)

Net income (loss)	$		$	$	$		$(229.7)	$	$(229.7)
Minimum pension liability adjustment								16.8	16.8

Comprehensive income (loss)		—	—	—		—	(229.7)	16.8	(212.9)

Other			(2.9)	0.3					(2.6)
Issuance of common stock			0.2						0.2
Retirement of common stock			(3.9)			1.2	(0.5)		(3.2)

Balance at December 31, 2005		$0.3	$411.4	$(1.6)		$(1.1)	$(604.6)	$(577.4)	$(773.0)

Net income (loss)	$		$	$	$		$(36.7)	$	$(36.7)
Minimum pension liability adjustment								112.9	112.9

Comprehensive income (loss)		—	—	—		—	(36.7)	112.9	76.2

Other			0.4			0.1			0.5
Compensation expense from stock awards			3.0						3.0

Balance at December 31, 2006		$0.3	$414.8	$(1.6)		$(1.0)	$(641.3)	$(464.5)	$(693.3)

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
($ in millions)

	December 31,
	2006	2005	2004
Operating activities
Net income (loss)	$(36.7)	$(229.7)	$(155.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59.4	71.9	95.6
Stock compensation (income) expense	3.0	(6.4)	—
Impairment charge	9.0	5.9	26.0
Equity in losses of joint venture	6.7	3.4	—
Loss from asset sales	1.7	6.0	4.7
Changes in current assets and liabilities:
Accounts receivable	8.7	32.4	(8.7)
Inventories, net of advances and progress billings	2.3	(60.8)	(82.0)
Other current assets	0.5	(0.2)	(0.6)
Accounts payable, trade	(4.5)	20.2	46.4
Accrued payroll and employee benefits	5.3	(12.1)	5.0
Accrued and other liabilities	(6.1)	(15.3)	14.2
Accrued contract liabilities	117.7	74.0	(50.6)
Other assets and liabilities—long-term	5.8	45.7	45.2

Net cash provided by (used in) operating activities	172.8	(65.0)	(59.8)
Investing activities
Capital expenditures	(115.4)	(147.1)	(69.6)
Proceeds from sale of assets	12.7	—	—
Investment in joint venture	—	(5.0)	(1.0)

Net cash provided by (used in) investing activities	(102.7)	(152.1)	(70.6)
Financing activities
Proceeds from short-term bank debt	225.0	45.0	—
Payments on short-term bank debt	(225.0)	(45.0)
Proceeds from long-term bank/bond debt	—	—	425.0
Payments on long-term bank debt	(4.0)	(4.0)	(295.9)
Payments of debt origination costs	—	—	(9.6)
Payments on capital leases	(0.7)	(0.9)	(1.6)
Proceeds from Hawthorne sale	—	52.6	—
Proceeds from governmental grants	17.4	52.2	35.0
Payments of retirement of common stock	—	(2.0)	—
Proceeds from sale of common stock	0.4	0.2	—
Proceeds from repayment of stockholder loans	0.1	0.2	—

Net cash provided by (used in) financing activities	13.2	98.3	152.9

Net increase (decrease) in cash and cash equivalents	83.3	(118.8)	22.5
Cash and cash equivalents at beginning of period	10.1	128.9	106.4

Cash and cash equivalents at end of period	$93.4	$10.1	$128.9

See accompanying notes

Vought Aircraft Industries, Inc.
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION
     Organization
     Vought Aircraft Industries, Inc. and its wholly owned subsidiaries are herein referred to as the “We”, “Our”, “Us”, “Company” or “Vought.” The Company is one of the world’s largest independent suppliers of commercial and military aerostructures. The majority of the Company’s products are sold to The Boeing Company and Airbus, and for military contracts, ultimately to the U.S. Government. The Corporate office is in Dallas, Texas and production work is performed at sites in Hawthorne and Brea, California; Everett, Washington; Dallas and Grand Prairie, Texas; North Charleston, South Carolina; Milledgeville, Georgia; Nashville, Tennessee; and Stuart, Florida.
     We have completed our new facility in North Charleston, South Carolina and have commenced manufacturing, assembly and integration work for the Boeing 787 Dreamliner commercial aircraft program. We are the sole-source supplier of the aft fuselage sections 47 and 48 for this program. In addition, we have established a joint venture called Global Aeronautica, LLC with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA. Vought and Alenia each have a 50% stake in the joint venture, which will combine the two companies’ respective 787 program fuselage products with sections from other structures partners and systems from around the world to deliver an integrated product to Boeing. With the increase in production of the Boeing 787 Dreamliner and the potential reduction in C-17 over the next few years, we expect the portion of our business represented by commercial sales to increase, and military to decrease.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Accounting Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and, in particular, estimates of contract costs and revenues used in the earning recognition process. We have recorded all estimated contract losses. To enhance reliability in our estimates, we employ a rigorous estimating process that is reviewed and updated on a quarterly basis. However, actual results could differ from those estimates.
     Revenue and Profit Recognition
     The majority of our sales are made pursuant to written contractual arrangements or “contracts” to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed price contracts. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (SOP 81-1) and sales and profits on contracts are recognized using percentage-of-completion methods of accounting. Sales and profits are recognized on production contracts as units are delivered and accepted by the customer (the “units-of-delivery” method). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Amounts representing contract change orders or claims are included in contract value only when they are probable. Additionally, some contracts contain provisions for revenue sharing, price re-determination or cost and/or performance incentives. Such amounts or incentives are included in contract value when the amounts can be reliably estimated and their realization is reasonably assured. The impact of revisions in profit estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (“forward losses”) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities.

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
     Although fixed-price contracts, which extend several years into the future, generally permit the us to keep unexpected profits if costs are less than projected, we also bear the risk that increased or unexpected costs may reduce the Company’s profit or cause the Company to sustain losses on the contract. In a fixed-price contract, we must fully absorb cost overruns, not withstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that may otherwise be achieved. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed price contract may reduce the profitability of a fixed price contract or cause a loss. We believe we have recorded adequate provisions in the financial statements for losses on fixed-price contracts, but we cannot be certain that the contract loss provisions will be adequate to cover all actual future losses.
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
     Inventories
     Inventoried costs primarily relate to work in process under fixed-price contracts. They represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, manufacturing and engineering overhead, production tooling costs, and certain general and administrative expenses. For presentation purposes, the selling , general and administrative costs are shown in as a separate line item in the accompanying statement of operations.
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

     Principles of Consolidation
     The consolidated financial statements include Vought Aircraft Industries, Inc. and its wholly owned subsidiaries, as well as our proportionate share of our investment in Global Aeronautica LLC (“Global”). All significant inter-company accounts and transactions have been eliminated.
     Joint Venture
     We account for our investment in Global under the equity method of accounting. The investment balance is included as a liability of $4.1 million in the other non-current liability line item in the accompanying balance sheet as of December 31, 2006. The investment balance had an asset balance of $2.6 million at December 31, 2005.
     Impairment of Long Lived Assets, Identifiable Intangible Assets and Goodwill
     The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations where the undiscounted projected cash flows are less than the carrying amounts of those assets, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value, generally determined based upon discounted projected cash flows. For assets held for sale, impairment losses are recognized based upon the excess of carrying value over the estimated fair value of the assets, less estimated selling costs. We perform an annual impairment test as of the end of the third fiscal quarter, in accordance with Statement of Financial Accounting Standards (SFAS) 142 (further described in Note 7- Goodwill and Intangible Assets).
     Derivatives
     Derivatives consist of an interest rate cap agreement. Gains and losses from interest rate caps are included on the accrual basis in interest expense. (Further described in Note 13 – Derivatives and Other Financial Instruments).
     Advance Payments and Progress Payments
     Advance payments by customers for deposits on orders not yet delivered are recorded as current liabilities. Progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities.
     Stock-Based Compensation
     Effective January 1, 2006, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
     As a result of adopting Statement 123(R) on January 1, 2006, our income(loss) before income taxes and net income(loss) for the year ended December 31, 2006 is $3.0 million lower than if we had continued to account for share-based compensation under SFAS 123. Prior to the adoption of SFAS No. 123R, the fair value of an option was amortized to expense in the pro forma footnote disclosure using the graded method. Upon the adoption of SFAS No. 123R, options granted prior to the date of adoption are amortized using a graded method and the associated expenses is included in our operations from the date of adoption under the modified-prospective transition approach. For options granted after the date of adoption, the fair value will continue to be amortized to expense using a graded method over the vesting period.

     Had we used the fair value based accounting method for stock-based compensation expense described by SFAS No. 123 for the 2005 and 2004 fiscal periods, our net income(loss) for the years ended December 31, 2005 and 2004, respectively, would have been as set forth in the table below. As of January 1, 2006, we adopted SFAS No. 123R thereby eliminating pro forma disclosure for periods following such adoption.

	Year Ending
	December 31,
	2005	2004
	($ in millions )
Reported net loss	$(229.7)	$(155.0)
Add: Recorded stock based compensation (income)	(6.4)	—

	(236.1)	(155.0)
Less: Fair value based compensation expense per SFAS 123	(1.9)	(1.2)

Pro forma net loss per SFAS 123	$(238.0)	$(156.2)

	2005	2004
Expected dividend yield	0%	0%
Risk free interest rate	3.9%-4.4%	3.8%-4.5%
Expected life of options	6 years	6 years
     During the fourth quarter of 2006, we granted 797,270 stock appreciation rights and 395,140 restricted stock units. The stock appreciation rights and the restricted stock units are payable in common stock. We recorded compensation expense of $3.0 million related to these awards based on performance criteria designated in the award agreements.
     During the fourth quarter of 2005, we recorded stock compensation income of $6.4 million included in general and administrative expenses, to reflect the impact of an estimated decrease in the fair value of the Company’s common stock, related to non-recourse notes previously issued to officers for stock purchases and decreased deferred compensation liability for our rabbi trust.
     Debt Origination Costs
     Debt origination costs are amortized using the effective interest rate method. Amortization is adjusted when debt prepayments are made to more closely match the reduction of the debt balance. Debt origination costs, net of accumulated amortization, are as follows:

	2006	2005
	($ in millions)
Debt origination cost, net	$14.1	$17.2
     Warranty Reserves
     A reserve has been established to provide for the estimated future cost of warranties on our delivered products. Management periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of our historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship.

     The following is a rollforward of amounts accrued for warranty reserves and amounts are included in accrued and other liabilities and other non-current liabilities:

	2006	2005
	($ in millions)
Beginning Balance	$8.0	$10.2
Warranty costs incurred	(0.2)	(0.5)
Additions charged to cost of sales:
Warranties issued	1.3	0.3
Charges related to pre-existing warranties	(2.3)	(2.0)

Ending Balance	$6.8	$8.0

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
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit obligation in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. We will implement SFAS 158 in our financial statements for year ending December 31, 2007 and we are currently evaluating the impact on our financial statements which is in part dependent on changes in assumptions and the value of plan assets at the measurement date.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the potential impact, if any, of SFAS 157 on our financial statements.
     In June 2006, the FASB issued SFAS Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes that we should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective January 1, 2007. We have not yet determined the impact, if any, of adopting FIN 48 on our financial statements.
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
     It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted SFAS No. 154 on January 1, 2006.
     In December 2004, the FASB issued SFAS No. 123 (revised) (“123R”), Share-based Payments. SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Prior to 2006, we accounted for stock option grants using the intrinsic value method. Under SFAS 123R, we are required to select a valuation technique or option-pricing model that meets the standard. Allowable valuation models include a binomial model and the Black-Scholes-Merton model. At the present time, we are continuing to use the Black-Scholes model. We have adopted SFAS 123R at the beginning of the first quarter of fiscal 2006, applying the “modified prospective application,” which requires us to value stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the stock option’s remaining vesting period. As a result of adopting SFAS 123R on January 1, 2006, our net loss for the twelve months ended December 31, 2006 is $3.0 million more than if we had continued to account for share-based compensation under APB Opinion No. 25.
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
3. RESTRUCTURING
     In February 2004, we announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. The consolidation plan, as originally designed, was intended to renovate and modernize the Dallas facilities, close the Nashville and Stuart sites and reduce the size of the Hawthorne site. In December 2005, we announced our intention to keep the Nashville and Stuart facilities open to support certain programs whose future deliveries did not justify the costs to move the programs to Dallas and these plans were finalized in April 2006. Pursuant to the original plan to close the Nashville and Stuart facilities, we had previously offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,300 employees at these facilities. As a result of our decision in the second quarter of 2006 to keep these facilities open, we reduced our original estimates of the costs for these benefits and as of September 24, 2006, all benefit elections have been finalized. As of December 31, 2006, all payments related to the restructuring liability have been completed. The following table is a roll-forward of the amounts accrued for the restructuring liabilities discussed above:

Accrued Restructuring
Reserve - Stuart and
Nashville Sites
($ in millions)
Balance December 31, 2004	$7.3
Restructuring liabilities recognized	2.1
Restructuring liabilities reversed	(5.6)
Expenditures	(1.1)

Balance December 31, 2005	2.7

Restructuring liabilities reversed	(2.0)
Expenditures	(0.7)

Balance December 31, 2006	$—

     During 2001, the Company finalized and approved a restructuring plan designed to reduce our infrastructure costs by closing its Perry, Georgia facility and relocating the facility’s production effort to the Stuart, Florida site. At December 31, 2001, we had accrued $12.6 million related to costs on non-cancelable lease payments, maintenance and other costs after the anticipated closure date for the Perry facility. The closure of Perry was completed at the beginning of the third quarter of 2002. Subsequent to the closure, we have recorded $9.1 million of lease payments and maintenance against the accrual. The remaining non-cancelable lease payments and maintenance extend to 2007.
     The following is a rollforward of amounts accrued for restructuring at the Perry site and are included in accrued and other liabilities:

Accrued Restructuring
Reserve Perry Site
($ in millions)
Balance December 31, 2003	$9.5
Cash expenditures	(1.9)

Balance December 31, 2004	$7.6
Cash expenditures	(1.9)

Balance December 31, 2005	5.7
Cash expenditures	(2.2)

Balance December 31, 2006	$3.5

4. ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following at December 31:

	2006	2005
	($ in millions)
Due from customers, long-term contracts:
Billed	$69.8	$81.9
Unbilled	5.3	3.3

Total due, long-term contracts	75.1	85.2
Trade and other accounts receivable:
Billed	6.6	5.6
Other Receivables	0.4	—

Total accounts receivable	$82.1	$90.8

5. INVENTORIES
     As discussed in Note 2 “Inventories”, we include the inventoried cost of all direct production costs, manufacturing and engineering overhead, production tooling costs, and certain general and administrative expenses. In 2006, we decided that costs related to information technology, which were previously classified as general and administrative expenses, should be classified within manufacturing and engineering overhead since information and technology directly supports those activities. At December 31, 2006 and 2005, general and administrative expenses included in inventories approximate $34.9 million and $41.9 million at December 31, 2006 and 2005.
     Inventories consisted of the following at December 31:

	2006	2005
	($ in millions)
Production costs of contracts in process	$539.3	$529.8
Finished goods	3.1	22.8
Less: unliquidated progress payments	(204.6)	(212.5)

Total inventories	$337.8	$340.1

     According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts. The total inventory on government contracts was $52.9 million and $74.1 million at December 31, 2006 and 2005, respectively.
6. PROPERTY, PLANT AND EQUIPMENT
     Major categories of property, plant and equipment, including their depreciable lives, consisted of the following at December 31:

	2006	2005	Lives
	($ in millions)
Land and land improvements	$23.3	$23.3	12 years
Buildings	117.6	117.0	12 to 39 years
Machinery and other equipment	514.1	486.6	4 to 18 years
Capitalized software	45.6	39.3	3 years
Leasehold improvements	97.1	30.0	7 years or life of lease
Assets under construction	127.3	145.7
Less: accumulated depreciation and amortization	(394.6)	(356.8)

Net property, plant and equipment	$530.4	$485.1

7. GOODWILL AND INTANGIBLE ASSETS
     We completed our annual impairment analysis at the end of the third fiscal quarter by computing enterprise value using a combination of the discounted future cash flow method, market multiple method, and comparable transaction method and determined that there was no impairment to goodwill as of December 31, 2006 or 2005.
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
     Intangible assets consisted of the following at December 31:

	2006	2005
	($ in millions)
Programs and contracts	$137.3	$137.3
Pension asset	15.7	19.1
Less: accumulated amortization	(88.1)	(77.3)

Identifiable intangible assets, net	$64.9	$79.1

     The following table provides a rollforward of the Company’s goodwill and intangible assets from December 31, 2005 to December 31, 2006:

	2005	Additions	Other	2006
Contracts and programs	$137.3	$—	$—	$137.3
Accumulated amortization	(77.3)	(10.8)	—	(88.1)

Amortizable intangibles	60.0	(10.8)	—	49.2
Pension asset	19.1	—	(3.5)	15.7

Total identifiable intangible assets	$79.1	$(10.8)	$(3.5)	$64.9

Goodwill	527.7	—	—	527.7
     Scheduled estimated amortization of identifiable intangible assets is as follows:

($ in millions)
2007	$10.0
2008	8.9
2009	8.9
2010	6.0
2011	2.1
Thereafter	13.3

49.2

8. INVESTMENT IN JOINT VENTURE
     In April 2005, Vought Aircraft Industries entered into a joint venture agreement with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA to form a Limited Liability Company called Global Aeronautica, LLC. Vought and Alenia have a 50% stake in the joint venture. The purpose of the joint venture is limited to the performance of the integration of major components of the fuselage and related testing activities for the Boeing 787 Program.

     The Investment in joint venture balance is comprised of the following:

	2006	2005	2004
	($ in milions)
Beginning balance	$2.6	$1.0	$—
Equity contributions	—	5.0	1.0
Distributions	—	—	—
Earnings (losses)	(6.7)	(3.4)	—

Ending balance	$(4.1)	$2.6	$1.0

     The following table includes summary financial information for the investment in joint venture as of December 31,:

	2006	2005
	($ in millions)
Current assets	$33.2	$28.9
Current liabilities	(10.1)	(2.7)

Working capital	$23.1	$26.2

Noncurrent assets	$74.4	$13.6
Noncurrent liabilities	105.8	34.6

Revenues	$—	$—
Gross Profit	—	—

Net income (loss)	$(13.4)	$(6.9)

     We have a $2.9 million and $1.4 million receivable from the investment in joint venture as of December 31, 2006 and 2005, respectively. We have a $7.0 million payable to the investment in the joint venture as of December 31, 2006. We had no payable balance as of December 31, 2005.
9. ACCRUED AND OTHER LIABILITIES
     Accrued and other liabilities consisted of the following at December 31:

	2006	2005
	($ in millions)
Workers compensation	$13.0	$15.0
Group medical insurance	14.9	12.4
Site consolidation and Perry facility restructure accrued	3.5	8.6
Property taxes	5.2	6.0
Accrued rent in-kind	10.2	4.2
787 Taxiway (1)	5.5	—
Interest	11.5	10.0
Other	12.4	12.8

Total accrued and other liabilities	$76.2	$69.0

(1)	On July, 25 2006, we entered into an agreement with The Boeing Company (“Boeing”) to design and construct the Charleston, South Carolina site taxiway. We have received $12.1 million from Boeing and $0.6 million from the State of South Carolina as an advance for future design and construction costs and we have incurred $7.2 million of expenses as of December 31, 2006.

10. OPERATING AND CAPITAL LEASES
     The Company leases various plants and facilities, office space, and vehicles, under non-cancelable operating and capital leases with an initial term in excess of one year. The largest operating lease is for the Dallas, Texas facility. The Navy owns the 4.9 million square foot facility. In July 2000, we signed a five-year assignment and transfer of rights and duties lease which has since been extended twice with one year amendments with the Navy which allows us to retain the use of the facility with payment terms of $8.0 million per year in the form of rent-in-kind capital maintenance. We are currently in discussions regarding changes to the lease or other ownership options.
     As of December 31, 2006, the future minimum payments required under all operating and capital leases are summarized as follows:

	Operating	Capital
	Leases	Leases
	($ in millions)
2007	$14.3	$1.3
2008	8.1	—
2009	7.5	—
2010	7.0	—
2011	3.7	—
Thereafter	4.0	—

Total	44.6	$1.3

Less: sublease income	(1.0)	—
Less: imputed interest	—	—

Total	$43.6	$1.3

Rental expense incurred was approximately $22.7 million, net of sublease income of $0.2 million in 2006, $21.9 million, net of sublease income of $0.2 million, in 2005, and $19.9 million, net of sublease income of $0.2 million, in 2004.
11. OTHER NON-CURRENT LIABILITIES
     Other non-current liabilities consisted of the following at December 31:

	2006	2005
	($ in millions)
Deferred income from the sale of Hawthorne facility	$52.6	$52.6
State of South Carolina grant monies (a)	67.2	52.2
State of Texas grant monies	35.0	35.0
Deferred worker’s compensation	16.9	19.5
Accrued warranties	5.5	7.5
Investment in joint venture	4.1	—
Other	5.6	4.7

Total other non-current liabilities	$186.9	$171.5

(a)	With the activation of the South Carolina plant in June 2006, we began recognizing a portion of the State of South Carolina grant monies as a reduction of depreciation expense, which amounted to $1.8 million for the 2006 period.

12. LONG-TERM DEBT
     Borrowings under long-term arrangements consisted of the following at December 31:

	2006	2005
Term loan B	$417.0	$421.0
Senior note	270.0	270.0

Total long-term debt	$687.0	$691.0

     On July 2, 2003, we issued $270.0 million of 8% Senior Notes due 2011 with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. Prior to maturity, the notes may be redeemed in full or in part at any time prior to July 15, 2007, by paying a make-whole premium. We may also redeem the notes in full or in part at any time after July 15, 2007 by paying a premium specified in the indenture. The notes are senior unsecured obligations guaranteed by all of Vought’s existing and future domestic subsidiaries.
     On December 22, 2004, Vought completed the syndication of a $650 million senior secured credit facility (“Credit Facility”) pursuant to the terms and conditions of a Credit Agreement dated December 22, 2004 (“Credit Agreement”). The Credit Facility is comprised of a $150 million six-year revolving credit facility (“Revolver”), a $75 million synthetic letter of credit facility and a $425 million seven-year term loan B (“Term Loan”). The proceeds were used to refinance the Company’s previous credit facility and for general corporate purposes, including investment in the Boeing 787 program and the execution of the manufacturing facility consolidation and modernization plan. The Credit Facility is guaranteed by each of our domestic subsidiaries and secured by a first priority security interest in most of the Company’s assets.
     The initial pricing of any drawn portion of the Revolver was LIBOR plus a spread of 250 basis points, and the pricing of the Term Loan was LIBOR plus a spread of 250 basis points, in each case subject to a leverage-based pricing grid. The initial pricing for the Letter of Credit Facility was 260 basis points on the full deposit amount. The Term Loan amortizes at $1 million per quarter with a bullet payment at the maturity date of December 22, 2011. Under the Credit Agreement, the Company has the option to solicit from existing or new lenders up to $200 million in additional term loans subject to substantially the same terms and conditions as the outstanding loan though pricing may be separately negotiated at that time. Additionally, the Company also has the option to convert up to $25 million of the Letter of Credit Facility to outstanding term loans, which would also be subject to the same terms and conditions as the outstanding Term Loans made as of December 2004.
     As of December 31, 2006, there are no borrowings under the Revolver, $417.0 million of borrowings under the Term Loan, and $47 million outstanding Letters of Credit under the $75 million synthetic facility. We are obligated to pay an annual commitment fee on the unused Revolver of 0.5% or less dependent upon the leverage ratio. The interest rate on the Term Loan at December 31, 2006 was 7.88% while the interest rate paid on the Letter of Credit is fixed at 2.6%.
     We collateralized all of our credit facility obligations by granting to the collateral agent, for the benefit of collateralized parties, a first priority lien on certain of its assets, including a pledge of all of the capital stock of each of its domestic subsidiaries and 65% of all of the capital stock of each of its foreign subsidiaries, if created in future years.
     The Credit Facility requires us to maintain and report quarterly debt covenant ratios defined in the senior credit agreement, including financial covenants relating to interest coverage ratio, leverage ratio and maximum consolidated capital expenditures.
     Interest expense for both the Credit Facility and $270 million bond debt was $60.7 million, $46.4 million, and $36.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. Capitalized debt origination costs of $14.1 million, net for the period December 31, 2006, are being amortized over the terms of the related bond debt, Term Loan, and Revolver. Amortization of debt origination costs for the years ended December 31, 2006, 2005 and 2004 were $3.1 million, $3.1 million, and $6.4 million, respectively. Included in the 2004 amortization is $3.0 million representing the amount of unamortized debt issue costs written off related to the prior credit facility. Scheduled maturities of debt are as follows at December 31, 2006:

Year ended December 31:	($ in millions)
2007	$4.0
2008	4.0
2009	4.0
2010	4.0
2011	671.0

Total	$687.0

     At December 31, 2006, 2005 and 2004, the fair value of the Company’s long-term bank and bond debt, based on current interest rates, approximated its carrying value.
13. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS
     From time to time, we may enter into interest rate swap or other financial instruments in its normal course of business for purposes other than trading. These financial instruments are used to mitigate interest rate or other risks, although to some extent they expose us to market risks and credit risks. We control the credit risks associated with these instruments through the evaluation of the creditworthiness of the counter parties. In the event that a counter party fails to meet the terms of a contract or agreement then our exposure is limited to the current value, at that time, of the interest rate differential, not the full notional or contract amount. We believe that such contracts and agreements have been executed with creditworthy financial institutions. As such, we consider the risk of nonperformance to be remote.
     To reduce the impact of changes in interest rates on its floating rate debt, we have previously entered into interest rate swap agreements. These agreements have allowed us to exchange floating rate interest payments for fixed rate payments periodically over the term of the swap agreements. An underlying notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to credit loss.
     Upon entering into the Credit Agreement, we had a requirement to hedge 50% of our then outstanding debt balance net of the fixed rate instrument balances for two years. To comply with this requirement, we entered into an interest rate cap in 2005 whereby $100 million was capped at a maximum LIBOR rate of 6%. As of December 31, 2006, the fair value of this cap was immaterial. This cap expired on January 1, 2007.
14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
     We sponsor several defined benefit pension plans covering most of our employees. Benefits under defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is our policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from the Company.
     We also sponsor defined contribution savings plans for several employee groups. We make contributions for non-represented participants in these plans based on a matching of employee contributions up to 4% of eligible compensation, for the majority of our non-represented employees. We also make additional contributions of up to 3% of eligible compensation for certain employee groups who are not eligible to participate in the defined benefit pension plans.
     In addition to its defined benefit pension plans, the Company provides certain healthcare and life insurance benefits for eligible retired employees. Such benefits are unfunded as of December 31, 2006. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve the Company’s right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, managed care providers, coordination of benefits with other plans, and a Medicare carve-out.

Benefit Plan Obligations and Assets
     The following table sets forth the benefit plan obligations, assets, funded status and amounts recorded in the consolidated balance sheet for our defined benefit pension and retiree healthcare and life insurance plans. Pension plan assets consist primarily of equity securities, fixed income securities, private equity funds and real estate. Pension benefit data includes the qualified plans as well as an unfunded nonqualified plan that provides benefits to directors, officers and employees either beyond those provided by, or payable under, our main plans. All of the defined benefit pension plans had obligations that exceeded the fair value of their assets. We use December 31 as our measurement date.

	Pension Benefits		Other Post-retirement Benefits
	Years Ended		Years Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in millions)
Change in projected benefit obligation:
Beginning balance	$1,880.5	$1,848.6	$640.9	$701.7
Service cost	23.9	33.1	6.0	7.1
Interest cost	105.8	104.0	32.9	38.5
Contributions by plan participants	—	—	4.9	3.5
Actuarial (gains) and losses	(50.6)	14.4	(49.9)	37.3
Benefits paid	(116.2)	(109.3)	(50.5)	(54.9)
Plan amendments	0.1	1.5	(5.5)	(86.8)
Curtailments	(73.0)	(4.6)	0.3	(5.5)
Special termination benefits	0.9	(7.2)	1.5	—

Projected Benefit obligation at end of period	$1,771.4	$1,880.5	$580.6	$640.9

Accumulated Benefit Obligation at end of Year	$1,766.2	$1,795.5	$580.6	$640.9

Assumptions used to determine Benefit Obligation:
Discount rate	5.99%	5.75%	5.88%	5.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Change in fair value of plan assets:
Beginning balance	$1,352.7	$1,346.4	$—	$—
Actual return on assets	148.5	89.4	—	—
Contributions by plan participants	—	—	4.9	3.5
Contributions by employer	49.3	26.2	45.6	51.4
Benefits paid	(116.2)	(109.3)	(50.5)	(54.9)

Ending balance	$1,434.3	$1,352.7	$—	$—

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$(337.1)	$(527.8)	$(580.6)	$(640.9)
Unrecognized actuarial loss	417.8	627.2	108.3	160.9
Unamortized prior service cost	21.9	19.1	(57.8)	(69.9)

Net amounts recognized	$102.6	$118.5	$(530.1)	$(549.9)

Amounts recognized in the balance sheet:
Intangible asset	$15.7	$19.1	$—	$—
Accrued benefit liability—current	(25.6)	(36.8)	(51.3)	(53.4)
Accrued benefit liability—long-term	(352.0)	(441.2)	(478.8)	(496.5)
Accumulated other comprehensive loss	464.5	577.4	—	—

Net amounts recognized	$102.6	$118.5	$(530.1)	$(549.9)

Net Periodic Benefit Plan Costs
     The components of net periodic benefit costs, including special charges for our post-retirement benefit plans, are shown in the following table:

	Pension Benefits			Other Post-retirement Benefits
	Years Ended			Years Ended
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost (income):
Service cost	$23.9	$33.0	$29.8	$6.0	$7.1	$6.4
Interest cost	105.8	104.0	103.4	32.9	38.5	39.7
Expected return on plan assets	(114.3)	(116.8)	(121.0)	—	—	—
Amortization of net (gain) loss	48.7	57.7	39.5	6.9	14.8	7.4
Amortization of prior service cost	4.1	3.0	1.1	(9.2)	(0.6)	2.4
Prior service cost recognized — curtailment	0.2	(6.9)	9.3	(8.5)	(0.2)	(0.2)
Special termination benefits	0.9	(3.6)	10.8	0.7	(0.3)	1.6
Plan curtailment (gain)/loss	(4.1)	4.3	(5.5)	(3.1)	(2.2)	7.3

Net periodic benefit cost	$65.2	$74.7	$67.4	$25.7	$57.1	$64.6

Defined contribution plans cost	$6.4	$6.9	$6.9	$—	$—	$—

Assumptions Used to Determine Net Periodic Benefit Costs:
Weighted Average Discount Rate for Year	5.96%	5.75%	6.25%	5.73%	5.75%	6.25%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increases	4.00%	4.00%	4.00%	N/A	N/A	N/A
     We periodically experience events or make changes to our benefit plans that result in special charges. Some require remeasurements. During the past few years we have implemented several changes designed to lower our benefit plan costs and obligations. The following summarizes the key events whose effects on our net periodic benefit cost and obligations are included in the tables above:
•	The site consolidation (see Note 3) plan was initiated in February 2004 increasing our pension and other post-retirement benefit obligation by $14.2 million. A revision to the plan in December 2005 reduced our benefit obligation by $16.9 million and the termination of the plan in April 2006 further reduced our benefit obligation by $5.9 million.

•	The reduction in-force initiative in 2006 increased our pension and other post-retirement benefit obligations by $4.9 million.

•	The enaction of Medicare Part D legislation in December 2004 reduced our other post-retirement benefit obligation by $47.4 million.

•	The discontinuation of Post 65 medical benefits for certain retirees announced October 2005 reduced our other post-retirement benefit obligation by $86.8 million.

•	The pension accrual freeze (effective December 31, 2007) announced November 2006 reduced our pension benefit obligation by $69.4 million.

Estimated Future Benefit Payments
     The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The other post-retirement plan benefit payments reflect our portion of the funding. Estimated future benefit payments from plan assets and company funds for the next ten years are as follows:

		Other Post-
	Pension	retirement
	Benefits	Benefits *
	($ in millions)
2007	$129.5	$51.3
2008	116.7	53.1
2009	118.4	53.7
2010	119.8	53.0
2011	121.6	52.0
2012-2016	626.7	238.7

*	Net of expected Medicare Part D subsidies of $3.7 — $4.0 million per year.

$3.7 million was received in 2006.
Asset Allocation and Investment Policy
     Pension plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are to exceed the assumed actuarial rate of return over the long-term within reasonable and prudent levels of risk and to preserve the real purchasing power of assets to meet future obligations.
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
     The actual allocations for the pension assets as of December 31, 2006 and 2005, and target allocations by asset category, are as follows:

	Percentage of Plan Assets
	at
	December 31,		Target
Pension Assets	2006	2005	Allocation
Public Equity Securities	61.0%	61.2%	53% - 61%
Private Equity Funds	4.5%	4.3%	2% - 10%
Fixed Income Securities	29.0%	29.4%	29% - 33%
Real Estate Funds	5.5%	5.1%	3% - 7%

Total	100.0%	100.0%

Assumptions and Sensitivities
     The discount rate is determined annually as of each measurement date, based on a review of interest rates associated with long-term, high quality corporate bonds. The determination was refined at December 31, 2005 to separately match benefit payments against those rates. In 2006, there were interim remeasurements for certain plans at June 30 and November 1. The full year weighted average discount rates for pension and post retirement benefit plans are 5.96% and 5.73%, respectively.
     The effect of a 25 basis point change in discount rates as of December 31, 2006 is shown below:

		Other
		Post-retirement
	Pension Benefit	Benefits
	($ in millions)
Increase of 25 basis points
Obligation	$(48.4)	$(12.2)
Net periodic expense	$(4.5)	$(0.8)

Decrease of 25 basis points
Obligation	$49.7	$12.5
Net periodic expense	$4.5	$0.8
     The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. The expected long-term rate of return on assets was 8.5%.
     A significant factor used in estimating future per capita cost of covered healthcare benefits for the Company and its retirees are the healthcare cost trend rate assumption. The rate used at December 31, 2006 was 8.5% for 2007 and is assumed to decrease gradually to 4.5% by 2012 and remain at that level thereafter. The effect of a one-percentage point change in the healthcare cost trend rate in each year is shown below:

	Other Post-retirement Benefits
	One Percentage	One Percentage
	Point Increase	Point Decrease
	($ in millions)
Net periodic expense (service and interest cost)	$2.1	$(1.8)
Obligation	$34.3	$(29.7)
Pension Protection Act of 2006
     The Pension Protection Act of 2006 was signed into law on August 17, 2006. The law significantly changed the rules used to determine minimum funding requirements for qualified defined benefit pension plans. The funding targets contained in the law were generally consistent with the Company’s internal targets. However, the law requires a more mechanical approach to annual funding requirements and generally reduces short-term flexibility in funding.

Pension Plan Funding
     We estimate that our total pension plan contributions in 2007 will be approximately $90.0 million. This amount reflects the effects of the recent pension legislation.
15. INCOME TAXES
     In accordance with industry practice, state and local income and franchise tax provisions are included in general and administrative expenses.
     The provisions for federal income taxes differ from the U.S. statutory rate as follows:

	Years Ended
	December 31,
	2006	2005	2004
Tax at statutory rate	(35.0%)	(35.0%)	(35.0%)
Medicare Part D Subsidy	(5.6%)	0.0%	0.0%
AMT Refund and Other	(4.0%)	0.0%	0.0%
Change in valuation allowance	39.7%	35.0%	35.0%

Total	(4.9%)	0.0%	0.0%

     The deferred income taxes consisted of the following at December 31:

	2006	2005
	($ in millions)
ASSETS:
Accrued contract liabilities	$28.2	$34.1
Accrued vacation	3.7	4.2
Pension liability	175.7	201.7
Other post retirement benefits	185.1	190.1
Net operating loss carryforwards and credits	178.5	170.7
Other non-deductible expenses	21.0	20.0

Deferred tax assets	$592.2	$620.8

LIABILITIES:
Inventory	(13.3)	(16.6)
Goodwill and intangibles	(16.6)	(21.0)
Property, plant and equipment	(36.5)	(45.1)
Other	(3.7)	(4.3)

Deferred tax liabilities	$(70.1)	$(87.0)

Net deferred tax assets	522.1	533.8
Valuation allowance	(522.1)	(533.8)

Net deferred tax asset (liability)	$—	$—

     We have reclassified certain 2005 assets and liabilities between groupings for presentation purposes.

     At December 31, 2006, the Company had the following net operating loss carryforwards for federal income tax purposes:

Balance at
December 31,
Year of Expiration	2006
($ in millions)
2010	$4.6
2011	17.5
2017	34.0
2018	45.8
2020	11.0
2022	42.5
2024	95.9
2025	219.9
2026	39.0

Total	$510.2

     The Company has a tax credit carryforward related to alternative minimum taxes of $0.2 million. This credit is available to offset future regular taxable income and carries forward indefinitely. The 2006 tax benefit reflects an AMT carryback refund of $1.9 million.
     Due to the uncertain nature of the ultimate realization of the deferred tax assets, the Company has established a valuation allowance against these future benefits and will recognize benefits only as reassessment demonstrates they are more likely than not to be realized. The valuation allowance has been recorded in income and equity (for items of comprehensive loss) as appropriate.
16. STOCKHOLDERS’ EQUITY
     During 2001, the Company adopted the Amended and Restated 2001 Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years. The incentive options granted to Company employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At December 31, 2006, options granted and outstanding from the 2001 Stock Option Plan to employees and directors amounted to 651,590 shares of which 568,920 are vested and exercisable.
     In connection with the acquisition of Aerostructures in 2003, Vought assumed a similar stock option plan maintained by Aerostructures (the “2003 Stock Option Plan). Outstanding options granted under that plan, which had been fully vested pursuant prior to the acquisition, were exchanged for 217,266 of Vought stock options. No new options have been granted under the 2003 Stock Option Plan. At December 31, 2006, options granted and outstanding from the 2003 Stock Option Plan amounted to 198,997, and all are vested.
     During 2006, we adopted the Vought Aircraft Industries, Inc. 2006 Incentive Award Plan (the “2006 Incentive Plan”), under which 1,500,000 shares of common stock were reserved for issuance for the purposes of providing awards to employees and directors. During 2006, 797,270 stock appreciation rights (“SARs”), and 395,140 restricted stock units (“RSUs”) were awarded to management. As of December 31,2006, SARs granted and outstanding under the 2006 Incentive Plan were 797,270, of which 199,318 are vested and exercisable, while RSUs granted and outstanding were 395,140, of which 48,785 are vested.

Stock Options
     A summary of stock option activity from the 2001 and 2003 Stock Option Plans for the years ended December 31, 2006, 2005 and 2004 follows:

	Year Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise Price		Exercise Price		Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	1,507,129	$13.17	1,581,808	$12.20	1,444,266	$10.06
Granted	—	$—	230,000	$18.25	153,600	$32.33
Exercised	(33,225)	$10.00	(18,400)	$10.00	(3,500)	$10.00
Forfeited	(623,317)	$12.47	(286,279)	$12.11	(12,558)	$12.36

Outstanding at end of year	850,587	$13.59	1,507,129	$13.17	1,581,808	$12.20

Exercisable at end of year	767,917	$13.08	1,309,919	$12.18	1,048,308	$10.05

Fair value of options granted		$—		$2.91		$7.57

Weighted average remaining contractual life		4.2		5.5		5.9

     The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding				Options Exercisable
			Weighted				Weighted
	Number of	Weighted	Average		Number of	Weighted	Average
Range of Exercise	Shares	Average	Exercise Price	Intrinsic	Shares	Average	Exercise Price	Intrinsic
Price Per Share	Outstanding	Term	Per Share	Value	Outstanding	Term	Per Share	Value
$ 9.96-$11.61	712,081	3.9	$10.02	$—	660,351	3.9	$10.02	$—
$11.62-$18.86	4,106	1.3	$18.86	$—	4,106	1.3	$18.86	$—
$18.87-$32.33	134,400	6.2	$32.33	$—	103,460	6.2	$32.33	$—
Stock Appreciation Rights
     A summary of SARs activity for the year ended December 31, 2006 is as follows:

	Year Ended December 31,
	2006
		Weighted
		Average
		Exercise Price
	Shares	Per Share
Outstanding at beginning of year	—	$—
Granted	797,270	10.00
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	797,270	$10.00

Exercisable at end of year	199,318	$10.00

Fair value of SARs granted		$3,834,869

Weighted average remaining contractual life		9.9

     The following table summarizes information about SARs outstanding as of December 31, 2006:

	SARs Outstanding				SARs Exercisable
			Weighted				Weighted
	Number of	Weighted	Average		Number of	Weighted	Average
Exercise	Shares	Average	Exercise Price	Intrinsic	Shares	Average	Exercise Price	Intrinsic
Price Per Share	Outstanding	Term	Per Share	Value	Outstanding	Term	Per Share	Value
$10	797,270	9.9	$10.00	$—	199,318	9.9	10	$—
Employee Stock Purchase Plan
     The Company adopted an Employee Stock Purchase Plan in 2000, which provides certain employees and independent directors the opportunity to purchase shares of the Company’s stock at its estimated fair value. Certain employee stock purchases were eligible for financing by the Company through stockholder notes. Those notes provide for loan amounts, including interest at 6.09%, to become due after 7 years, or upon specified events occurring. During 2000, 95,335 shares were sold to employees for cash and 227,605 shares were sold for notes at a price of $10 per share. During 2001, 123,025 shares were sold to employees for cash and 5,000 shares were sold for notes at a price of $10 per share. During 2002, 5,000 shares were sold for cash at a price of $10 per share. As previously disclosed, during 2005, a total of 145,860 shares were repurchased in connection with the departure of certain executives and directors, with such shares being retired. Those transactions also included the forgiveness of $1.0 million of the above-described stockholder notes, plus interest accrued thereon and the repayment of an additional $0.2 million of the above-described indebtedness, plus accrued interest. During 2006, 10,650 shares were sold to four outside directors for cash at a price of $8.38 per share.
17. STOCK COMPENSATION EXPENSE
     Effective January 1, 2006, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective-transition method. As a result of adopting Statement 123(R) on January 1, 2006, we recorded compensation expense of $3.0 million for the year ended December 31, 2006. The tables and discussions below show the methods and assumptions we used to calculate our stock compensation expense.
Stock Options
     The fair value of each option granted under the 2001 and 2003 Plans is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2005	2004
Expected dividend yield	0%	0%
Risk free interest rate	3.9%-4.4%	3.8%-4.5%
Expected life of options	6 years	6 years
     The SFAS 123R stock compensation expense for the options granted under the 2001 and 2003 Plans, stock is approximately $25,000 for the year ending period of December 31, 2006.
     During the fourth quarter of 2005, we recorded stock compensation income of $6.4 million, included in general and administrative expense, to reflect the impact of an estimated decrease in the fair value of our common stock, related to non-recourse notes previously issued to officers for stock purchases and decreased deferred compensation liability for the Company’s rabbi trust.

Adoption of SFAS No. 123R
     At December 31, 2006, we have several stock-based employee compensation plans, which are described above. Prior to January 1, 2006, the company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004, as all options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
     As a result of adopting Statement 123(R) on January 1, 2006, the company’s income (loss) before income taxes and net income (loss) for the year ended December 31, 2006, is $3.0 million lower, than if it had continued to account for share-based compensation under SFAS 123. Prior to the adoption of SFAS No. 123R, the fair value of an option was amortized to expense in the pro forma footnote disclosure using the graded method. Upon the adoption of SFAS No. 123R, options granted prior to the date of adoption continue to be amortized using a graded method. For options granted after the date of adoption, the fair value will continue to be amortized to expense using a graded method over the vesting period.
Stock Appreciation Rights
     For SARs granted after the date of adoption, the fair value is amortized to expense ratably over the vesting period.
     The fair value of each SARs grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

2006
Expected dividend yield	0%
Risk free interest rate	4.5% - 5.0%
Expected life of options	6.25 years
Expected Volatility	54.5%
     As stated above, since we are a non-public company, we calculated the expected volatility from an index of historical volatilities from several companies that conduct business in the aerospace industry based on the guidance of SFAS 123R. The stock compensation expense calculated using the Black-Scholes-Merton model for these SARs was approximately $1.6 million for the year ending period of December 31, 2006.
     The fair value of the SARs granted are amortized to expense using a graded method over the vesting period. Our estimated forfeiture rate was 11% as of December 31, 2006. As of December 31, 2006, we have $1.9 million of unrecognized compensation cost related to the nonvested SARs to be amortized over the remaining vesting period.
Restricted Stock Units (“RSUs”)
During 2006, we granted 195,140 restricted stock unit awards (RSUs) that are eligible to vest over a four-year period ending December 31, 2009 if certain performance goals are met. No RSUs will vest if the performance goal is not met. The weighted average fair value of these awards is $8.79 per share and compensation costs related to these awards was $0.8 million recorded in the general and administrative expense in compliance with SFAS 123R. The fair value of the RSUs granted are amortized to expense using a graded method over the vesting period.

Our estimated forfeiture rate was 11% as of December 31, 2006. As of December 31, 2006, we had $0.7 million of unrecognized compensation cost related to nonvested RSUs to be amortized over the remaining vesting period.
     During 2006, we also granted 200,000 RSUs to our CEO that are scheduled to vest on the first to occur of: May 25, 2009 or upon the occurrence of a change in control. The weighted average fair value of these awards is $8.79 per share and compensation costs related to these awards was $0.6 million recorded in the general and administrative expense in compliance with SFAS 123R. The fair value of this award is amortized to expense ratably over the vesting period. No forfeiture rate was used in our calculation due to our assumption that our CEO will remain employed through vesting. As of December 31, 2006, we have $1.2 million of unrecognized compensation cost related to unvested RSUs to be amortized over the remaining vesting period.
18. ENVIRONMENTAL CONTINGENCIES
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
     We have an accrual of $4.1 million and $4.3 million for environmental costs at December 31, 2006 and 2005, respectively.
     The following is a roll-forward of amounts accrued for environmental liabilities :

Environmental
Liability
($ in millions)
Balance at December 31, 2004	$5.8
Environmental costs incurred	(1.5)

Balance at December 31, 2005	4.3
Environmental costs incurred	(0.2)

Balance at December 31, 2006	$4.1

19. RISK CONCENTRATIONS
     Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.
     We maintain cash and cash equivalents with various financial institutions. We perform periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s banking relationships. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash and cash equivalents.
     The following table lists the net sales and accounts receivable balances at the year end December 31, from our three largest customers:

	Net Sales
	2006	2005	2004
		($ in millions)
Airbus	$161.8	$186.3	$170.2
Boeing	857.9	728.9	711.0
Gulfstream	248.4	183.9	167.8

	Accounts Receivable
Airbus	$12.6	$20.7	$20.6
Boeing	23.2	18.6	37.8
Gulfstream	19.5	34.0	40.0
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
     Our suppliers’ failure to provide acceptable raw materials, components, kits and subassemblies would adversely affect our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with such supply base reliance. We are dependent on third parties for all information technology services. To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemical processing and freight. We utilize a range of long-term agreements and strategic e-Commerce aggregated sourcing to optimize procurement expense and supply risk in these categories.
     As of December 31, 2006, 49% of our employees are represented by various labor unions. Approximately 72% of the union membership is represented by the United Automobile, Aerospace and Agricultural Implement Workers of America at the Dallas, Texas facility. This union contract is in effect through September 30, 2007. Our remaining union contracts are all in effect through various dates in 2008.
20. RELATED PARTY TRANSACTIONS
     A management agreement between Vought and its principal stockholder, The Carlyle Group, requires us to pay an annual fee of $2.0 million for various management services. We incurred fees and allowable expenses of $2.0 million in 2006 and $2.1 million each in 2005 and 2004. In addition, we paid TC Group L.L.C. fees of $3.5 million in 2004 in connection with investment banking and financial advisory services.

     As previously disclosed in Exhibit 10.2 of Form 8-K filed with the U.S. Securities and Exchange Commission on February 6, 2006, upon the retirement in the first quarter of 2006 of Tom Risley (“Mr. Risley”), our former Chief Executive Officer, the Company entered into a consulting agreement with Mr. Risley for a minimum fee of $36,000 plus expenses, with a total payout plus expenses not to exceed $200,000. The total fees and expenses paid to Mr. Risley during 2006 pursuant to their agreement were $34,800.
     Since approximately 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to arm’s-length, long-term contracts. On September 29th, 2006, The Carlyle Group (which is our controlling stockholder) acquired a majority stake in Wesco, and as a result we and Wesco are now under common control of The Carlyle Group through its affiliated funds. In addition, three of our Directors, Messrs. Squier, Clare and Palmer, also serve on the board of directors of Wesco. The Carlyle Group will indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco in 2006 was approximately $11 million.
21. OTHER COMMITMENTS AND OTHER CONTINGENCIES
     We completed a new facility in North Charleston, South Carolina for the Boeing 787 Dreamliner commercial aircraft program, and in connection with that program, we established a joint venture with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA, called Global Aeronautica, LLC. Vought and Alenia each have a 50% stake in the joint venture, which will combine the two companies’ respective 787 program fuselage products to deliver an integrated product to Boeing. We are the sole-source supplier of the aft fuselage for Boeing’s 787 program and our investment in the 787 program is primarily tooling and capital expenditures, design and engineering, and a cash contribution to the joint venture of approximately $20 million in total over the next several years.
     A rabbi trust was established in 2000 for key executives. Our stock held in the trust is recorded at historical cost, and the corresponding deferred compensation liability is recorded at the current fair value of our common stock. Common stock held in the rabbi trust is classified in equity as “shares held in rabbi trust.” In the fourth quarter of 2005, we recorded income that resulted from the decline in the fair value of our stock in the amount of $3.8 million. This income was reflected in Stock Compensation expense that is included in general and administrative expense. In connection with the separation of service of two executives in 2005, the number of shares held in the rabbi trust was reduced by a total of 29,178 shares. There were no changes to the share amounts in 2006.
     From time to time, we are involved in various legal proceedings arising out of the ordinary course of business. None of the matters in which we are currently involved, either individually, or in the aggregate, is expected to have a material adverse effect on the our business or financial condition, results of operations or cash flows.
22. GUARANTOR SUBSIDIARIES
     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by our wholly owned “100% owned” subsidiaries. In accordance with criteria established under Rule 3-10(f) of Regulation S-X under the Securities Act, summarized financial information of the Vought and its subsidiary is presented below:

Consolidating Balance Sheet
December 31, 2006
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$92.5	$0.9	$—	$93.4
Accounts receivable	78.1	4.0	—	82.1
Intercompany receivable	18.1	6.2	(24.3)	—
Inventories	324.5	13.3	—	337.8
Other current assets	6.9	0.4	—	7.3

Total current assets	520.1	24.8	(24.3)	520.6

Property, plant and equipment, net	520.6	9.8	—	530.4
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	64.9	—	—	64.9
Investment in affiliated company	74.1	—	(74.1)	—
Debt origination costs, net and other assets	15.0	0.1	—	15.1

Total assets	$1,658.7	$98.4	$(98.4)	$1,658.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$114.7	$3.7	$—	$118.4
Intercompany payable	6.2	18.1	(24.3)	—
Accrued and other liabilities	75.6	0.6	—	76.2
Accrued payroll and employee benefits	39.9	0.9	—	40.8
Accrued post-retirement benefits — current	51.3	—	—	51.3
Accrued pension — current	25.6	—	—	25.6
Current portion of long-term bank debt	4.0	—	—	4.0
Capital lease obligations	0.3	1.0	—	1.3
Accrued contract liabilities	333.7	—	—	333.7

Total current liabilities	651.3	24.3	(24.3)	651.3

Long-term liabilities:
Accrued post-retirement benefits	478.8	—	—	478.8
Accrued pension	352.0	—	—	352.0
Long-term bank debt, net of current portion	413.0	—	—	413.0
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	186.9	—	—	186.9

Total liabilities	2,352.0	24.3	(24.3)	2,352.0

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 24,755,248 issued and outstanding	0.3	—	—	0.3
Additional paid-in capital	414.8	80.3	(80.3)	414.8
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.0)	—	—	(1.0)
Accumulated deficit	(641.3)	(6.2)	6.2	(641.3)
Accumulated other comprehensive loss	(464.5)	—	—	(464.5)

Total stockholders’ equity (deficit)	(693.3)	74.1	(74.1)	(693.3)

Total liabilities and stockholders’ equity (deficit)	$1,658.7	$98.4	$(98.4)	$1,658.7

Consolidating Balance Sheet
December 31, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiary	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$9.9	$0.2	$—	$10.1
Accounts receivable	84.5	6.3	—	90.8
Intercompany receivable	12.1	5.8	(17.9)	—
Inventories	327.9	12.2	—	340.1
Other current assets	6.9	0.5	—	7.4

Total current assets	441.3	25.0	(17.9)	448.4

Property, plant and equipment, net	474.9	10.2	—	485.1
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	79.1	—	—	79.1
Investment in affiliated company	79.3	—	(79.3)	—
Debt origination costs, net and other assets	21.5	—	—	21.5

Total assets	$1,560.1	$98.9	$(97.2)	$1,561.8

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$117.8	$4.1	$—	$121.9
Intercompany payable	5.8	12.1	(17.9)	—
Accrued and other liabilities	68.5	0.5	—	69.0
Accrued payroll and employee benefits	34.6	0.9	—	35.5
Accrued post-retirement benefits — current	53.4	—	—	53.4
Accrued pension — current	36.8	—	—	36.8
Current portion of long-term bank debt	4.0		—	4.0
Capital lease obligations	—	0.8	—	0.8
Accrued contract liabilities	216.0	—	—	216.0

Total current liabilities	536.9	18.4	(17.9)	537.4

Long-term liabilities:
Accrued post-retirement benefits	496.5	—	—	496.5
Accrued pension	441.2	—	—	441.2
Long-term bank debt, net of current portion	417.0	—	—	417.0
Long-term bond debt	270.0	—	—	270.0
Long-term capital lease obligations	—	1.2	—	1.2
Other non-current liabilities	171.5	—	—	171.5

Total liabilities	2,333.1	19.6	(17.9)	2,334.8

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized 24,711,373 issued and outstanding	0.3	—	—	0.3
Additional paid-in capital	411.4	80.3	(80.3)	411.4
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.1)	—	—	(1.1)
Accumulated deficit	(604.6)	(1.0)	1.0	(604.6)
Accumulated other comprehensive loss	(577.4)	—	—	(577.4)

Total stockholders’ equity (deficit)	(773.0)	79.3	(79.3)	(773.0)

Total liabilities and stockholders’ equity (deficit)	$1,560.1	$98.9	$(97.2)	$1,561.8

Consolidating Statement of Operations
Twelve Months Ended December 31, 2006
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$1,507.9	$49.0	$(6.0)	$1,550.9

Costs and expenses
Cost of sales	1,230.2	50.0	(6.0)	1,274.2
Selling, general and administrative expenses	232.3	3.7	—	236.0
Impairment charge	9.0	—	—	9.0

Total costs and expenses	1,471.5	53.7	(6.0)	1,519.2

Operating income (loss)	36.4	(4.7)	—	31.7

Other income (expense)
Interest income	1.4	—	—	1.4
Other income (loss)	(0.1)	(0.4)	—	(0.5)
Equity in earnings (loss) of joint venture	(6.7)	—	—	(6.7)
Interest expense	(64.4)	(0.1)	—	(64.5)
Equity in income of consolidated subsidiaries	(5.2)	—	5.2	—

Income (loss) before income taxes	(38.6)	(5.2)	5.2	(38.6)

Income taxes	1.9	—	—	1.9

Net income (loss)	$(36.7)	$(5.2)	$5.2	$(36.7)

Consolidating Statement of Operations
Twelve Months Ended December 31, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$1,235.6	$71.8	$(10.2)	$1,297.2

Costs and expenses
Cost of sales	1,178.4	63.6	(10.2)	1,231.8
Selling, general and administrative expenses	230.9	3.3	—	234.2
Impairment charge	5.9	—	—	5.9

Total costs and expenses	1,415.2	66.9	(10.2)	1,471.9

Operating income (loss)	(179.6)	4.9	—	(174.7)

Other income (expense)
Interest income	3.4	—	—	3.4
Other income (loss)	—	(0.3)	—	(0.3)
Equity in earnings (loss) of joint venture	(3.4)	—	—	(3.4)
Interest expense	(54.5)	(0.2)	—	(54.7)
Equity in income of consolidated subsidiaries	4.4	—	(4.4)	—

Income (loss) before income taxes	(229.7)	4.4	(4.4)	(229.7)

Income taxes	—	—	—	—

Net income (loss)	$(229.7)	$4.4	$(4.4)	$(229.7)

Consolidating Statement of Operations
Twelve Months Ended December 31, 2004
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$1,152.0	$71.5	$(8.8)	$1,214.7

Costs and expenses
Cost of sales	1,022.3	64.5	(8.8)	1,078.0
Selling, general and administrative expenses	218.4	4.7	—	223.1
Impairment charge	26.0	—	—	26.0

Total costs and expenses	1,266.7	69.2	(8.8)	1,327.1

Operating income (loss)	(114.7)	2.3	—	(112.4)

Other income (expense)
Interest income	2.4	—	—	2.4
Interest expense	(44.8)	(0.4)	—	(45.2)
Equity in income of consolidated subsidiaries	1.9	—	(1.9)	—

Income (loss) before income taxes	(155.2)	1.9	(1.9)	(155.2)

Income taxes	0.2	—	—	0.2

Net income (loss)	$(155.0)	$1.9	$(1.9)	$(155.0)

Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2006
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(36.7)	$(5.2)	$5.2	$(36.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	57.1	2.3	—	59.4
Stock compensation expense	3.0	—	—	3.0
Impairment Charge	9.0	—	—	9.0
Equity in losses of joint venture	6.7	—	—	6.7
Loss from asset sales	1.2	0.5	—	1.7
Income from investments in consolidated subsidiaries	5.2	—	(5.2)	—
Changes in current assets and liabilities:
Accounts receivable	6.4	2.3	—	8.7
Intercompany accounts receivable	(6.0)	(0.4)	6.4	—
Inventories, net of advance and progress billings	3.4	(1.1)	—	2.3
Other current assets	0.4	0.1		0.5
Accounts payable, trade	(4.1)	(0.4)		(4.5)
Intercompany accounts payable	0.4	6.0	(6.4)	—
Accrued payroll and employee benefits	5.3	—	—	5.3
Accrued and other liabilities	(6.2)	0.1	—	(6.1)
Accrued contract liabilities	117.7	—	—	117.7
Other assets and liabilities — long-term	5.9	(0.1)	—	5.8

Net cash provided by (used in) operating activities	168.7	4.1	—	172.8

Investing activities
Capital expenditures	(112.9)	(2.5)	—	(115.4)
Proceeds from sale of assets	12.6	0.1	—	12.7

Net cash provided by (used in) investing activities	(100.3)	(2.4)	—	(102.7)

Financing activities
Proceeds from short-term bank debt	225.0	—	—	225.0
Payments on short-term bank debt	(225.0)	—	—	(225.0)
Payments on long-term bank debt	(4.0)	—	—	(4.0)
Payments on capital leases	0.3	(1.0)	—	(0.7)
Proceeds from sale of common stock	0.4	—	—	0.4
Proceeds from repayment of stockholder loans	0.1	—	—	0.1
Proceeds from governmental grants	17.4	—	—	17.4

Net cash provided by (used in) financing activities	14.2	(1.0)	—	13.2

Net increase (decrease) in cash and cash equivalents	82.6	0.7	—	83.3
Cash and cash equivalents at beginning of period	9.9	0.2	—	10.1

Cash and cash equivalents at end of period	$92.5	$0.9	$—	$93.4

Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(229.7)	$4.4	$(4.4)	$(229.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	68.4	3.5	—	71.9
Stock compensation expense	(6.4)	—	—	(6.4)
Impairment charge	5.9	—	—	5.9
Equity in losses of joint venture	3.4			3.4
Loss from asset sales	5.7	0.3	—	6.0
Income from investments in consolidated subsidiaries	(4.4)	—	4.4	—
Changes in current assets and liabilities:
Accounts receivable	27.6	4.8	—	32.4
Intercompany accounts receivable	7.5	(2.6)	(4.9)	—
Inventories, net of advance and progress billings	(61.3)	0.5	—	(60.8)
Other current assets	(0.1)	(0.1)	—	(0.2)
Accounts payable, trade	19.4	0.8	—	20.2
Intercompany accounts payable	2.6	(7.5)	4.9	—
Accrued payroll and employee benefits	(11.8)	(0.3)	—	(12.1)
Accrued and other liabilities	(14.2)	(1.1)	—	(15.3)
Accrued contract liabilities	74.0	—	—	74.0
Other assets and liabilities — long-term	45.8	(0.1)	—	45.7

Net cash provided by (used in) operating activities	(67.6)	2.6	—	(65.0)

Investing activities
Capital expenditures	(145.3)	(1.8)	—	(147.1)
Investment in joint venture	(5.0)	—	—	(5.0)

Net cash provided by (used in) investing activities	(150.3)	(1.8)	—	(152.1)

Financing activities
Proceeds from short-term bank debt	45.0	—	—	45.0
Payments on short-term bank debt	(45.0)	—	—	(45.0)
Payments on long-term bank debt	(4.0)	—	—	(4.0)
Payments on capital leases	—	(0.9)	—	(0.9)
Proceeds from Hawthorne sale/leaseback	52.6	—	—	52.6
Proceeds from governmental grants	52.2	—	—	52.2
Payments for retirement of common stock	(2.0)	—	—	(2.0)
Proceeds from sale of common stock	0.2	—	—	0.2
Proceeds from repayment of stockholder loans	0.2	—	—	0.2

Net cash provided by (used in) financing activities	99.2	(0.9)	—	98.3

Net decrease in cash and cash equivalents	(118.7)	(0.1)	—	(118.8)
Cash and cash equivalents at beginning of period	128.6	0.3	—	128.9

Cash and cash equivalents at end of period	$9.9	$0.2	$—	$10.1

Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2004
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(155.0)	$1.9	$(1.9)	$(155.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	91.5	4.1	—	95.6
Loss from asset sales	4.7	—	—	4.7
Intangible impairment charge	26.0	—	—	26.0
Income from investment in consolidated companies	(1.9)	—	1.9	—
Changes in current assets and liabilities:
Accounts receivable	(2.6)	(6.1)	—	(8.7)
Intercompany accounts receivable	(13.8)	(3.2)	17.0	—
Inventories, net of advance and progress billings	(82.4)	0.4	—	(82.0)
Other current assets	(0.6)	—		(0.6)
Accounts payable, trade	49.9	(3.5)		46.4
Intercompany accounts payable	3.2	13.8	(17.0)	—
Accrued payroll and employee benefits	4.8	0.2	—	5.0
Intercompany transactions	0.4	(0.4)		—
Accrued and other liabilities	13.8	0.4	—	14.2
Accrued contract liabilities	(46.3)	(4.3)	—	(50.6)
Other assets and liabilities — long-term	45.2	—	—	45.2

Net cash provided by (used in) operating activities	(63.1)	3.3	—	(59.8)

Investing activities
Capital expenditures	(68.2)	(1.4)	—	(69.6)
Investment in joint venture	(1.0)	—	—	(1.0)

Net cash provided by (used in) investing activities	(69.2)	(1.4)	—	(70.6)

Financing activities
Proceeds from long-term bank debt	425.0	—	—	425.0
Payments on long-term bank debt	(295.9)	—	—	(295.9)
Payments on capital leases	—	(1.6)	—	(1.6)
Payment of debt origination cost	(9.6)	—	—	(9.6)
Proceeds from government grant	35.0	—	—	35.0

Net cash provided by (used in) financing activities	154.5	(1.6)	—	152.9

Net increase (decrease) in cash and cash equivalents	22.2	0.3	—	22.5
Cash and cash equivalents at beginning of period	106.4	—	—	106.4

Cash and cash equivalents at end of period	128.6	0.3	—	128.9

23. QUARTERLY FINANCIAL INFORMATION, UNAUDITED ($ IN MILLIONS)

	Quarter ended
	December 31,	September 24,	June 25,	March 26,
2006	2006	2006	2006	2006
Revenues	$417.6	$354.4	$456.1	$322.8
Operating income (loss)	11.2	3.5	52.1	(35.1)
Net income (loss)	$(6.3)	$(13.4)	$34.5	$(51.5)

	Quarter ended
	December 31,	September 25,	June 26,	March 27,
2005	2005 (a)	2005	2005	2005
Revenues	$360.0	$310.4	$357.0	$269.8
Operating income (loss)	1.1	(41.0)	(96.5)	(38.3)
Net income (loss)	$(15.6)	$(55.2)	$(109.1)	$(49.8)

a)	Includes fourth quarter income of $6.4 million from the revision in the Company’s stock value, income of $17.2 million from the reversal of the restructuring charges related to the pension and OPEB curtailment and the reversal of charges previously recognized for severance and completion bonuses.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Vice President & Chief Financial Officer, our President & Chief Executive Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of December 31, 2006, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). As previously disclosed in our 2005 Annual Report on Form 10-K the company had previously identified two material weaknesses in our disclosure controls and procedures. As previously disclosed, in order to address these material weaknesses we implemented a number of improvements to remediate these items. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Changes in Internal Controls
     There were no other changes in our internal control over financial reporting, other than the enhancements described in our 2005 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, that occurred during 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors and Executive Officers
     Set forth below are the names, ages and positions of our directors and executive officers as of the date of this annual report. No family relationship exists between any of our directors or executive officers.

Name	Age	Position
Elmer Doty	52	President & Chief Executive Officer, Director
Keith Howe	49	Vice President & Chief Financial Officer
Steve Davis	53	Vice President, Programs
Kevin McGlinchey	41	Vice President, General Counsel & Secretary
Dennis Orzel	52	Vice President, Manufacturing Operations
Ted Perdue	47	Vice President, 787 Division
Michael Schwarz	53	Vice President, Communications
Tom Stubbins	54	Vice President, Human Resources
Peter Clare	41	Director
Allan Holt	55	Director
John Jumper	62	Director
Ian Massey	56	Director
Adam Palmer	34	Director
Dan Schrage	62	Director
David Squier	61	Director
Sam White	64	Director
     Elmer Doty has been a Director and our President and Chief Executive Officer since February 2006. Mr. Doty most recently served as the Vice President & General Manager of BAE Systems (“BAE”) Ground Systems Division, a position he held since July 2005, when BAE acquired United Defense Inc. (“UDI”). Mr. Doty had served in the identical position with UDI since April 2001, with the additional duties of an executive officer of UDI. Prior to that time, he had served in other senior executive positions with UDI and its predecessor company FMC Corporation.
     Keith Howe was appointed Vice President and Chief Financial Officer effective January 16, 2007. His responsibilities include all financial and business management functions, including creation and implementation of financial strategy, control and accounting policy, treasury, risk management and insurance, budget, and financial and economic planning and analysis. Prior to joining Vought, Mr. Howe served as President and General Manager of the Armament Systems Division of BAE , a position he held since July 2005, when BAE acquired UDI. Mr. Howe had served in a substantially comparable position with UDI since January 2002 and, prior to that time, had served as the unit’s Deputy General Manager from October 1998 to December 2001 and as its Controller from September 1996 to October 1998. Prior to that time, Mr. Howe served in a number of senior financial executive positions with UDI.
     Steve Davis was named Vice President, Programs in April 2006. His responsibilities include all aspects of program management for both commercial and military customers, including marketing, business development, business management and design engineering. Prior to that he was General Manager of Boeing Commercial Business, a position he held since December 2005, and had responsibility for leading Vought’s Boeing Commercial Programs. Previously, Mr. Davis was Vice President of Boeing and Gulfstream Commercial Programs and prior to that assignment, in August 2000, he served as part of Northrop Grumman’s Aerostructures business segment as Vice President of Fabrication at the Dallas, Texas site. He joined the company in January 1980 and has held positions of increasing responsibility since that time.
     Kevin McGlinchey was named Vice President and General Counsel in September 2006. His responsibilities include leadership of the legal, internal audit and corporate governance organizations. Mr. McGlinchey has been with Vought and its predecessor company since 1995, when he joined the corporate legal staff of the Northrop Grumman Corporation. Since that time, he has held positions of increasing responsibility with the legal departments of Northrop Grumman and later with Vought, serving most recently as Deputy General Counsel and Assistant Corporate Secretary. He is a member of the bar in Texas, Pennsylvania and the District of Columbia.

     Dennis Orzel was named Vice President of Manufacturing Operations in August 2006. In that role, he oversees manufacturing operations for Vought including the implementation of Lean Manufacturing and Six Sigma as core strategies in driving operational improvements. Prior to joining Vought, Mr. Orzel served since March 2003 as Vice President for Operations and Distribution for the Transportation Division of Exide Technologies Corporation, where he was responsible for production planning, manufacturing, distribution, transportation and logistics. At Exide, he led efforts to restructure the operational footprint, reduce finished goods inventory and increase plant productivity through the utilizations of lean tools and methodologies . Prior to that, Mr. Orzel was the General Manager of the Turbine Module Center at Pratt and Whitney Aircraft Division of United Technologies.
     Ted Perdue was named Vice President of the new 787 Division in October 2006. In that role Mr. Perdue leads all aspects of the Boeing 787 program execution for Vought, including Vought’s interest in its Global Aeronautica, LLC joint venture. Mr. Perdue is a member of the board of managers for Global Aeronautica. Since January 2005, Mr. Perdue served as Program Director of the 787 program for Vought, and he has been involved in the program since its inception. Prior to his 787 assignments, he held executive positions for Vought including Director of Technical Operations from January 2000 to January 2001.
     Mike Schwarz has served as Vice President of Communications since April 2006. In that role, he oversees corporate communications, strategic messaging, marketing communications, and industry and state government relations. Prior to that appointment, Mr. Schwarz served as the Director of Corporate Communications since July 2000 when Vought was formed as an independent company. In that assignment he was responsible for the Company’s employee communications, community relations, external communications and media services. Prior to that, Mr. Schwarz performed communications and marketing duties for the Chief Information Officer of Pharmacia & Upjohn in Kalamazoo, Michigan.
     Tom Stubbins is Vice President of Human Resources and has led the Human Resources organization since April 2004. His responsibilities include oversight of human resources strategy and policies including benefits design, compensation, succession planning and organizational development. Previously, Mr. Stubbins served as the Company’s Director of Human Resources and Administration since 2000. He has been with Vought and its predecessor companies since 1980 serving positions of increasing responsibility in the Human Resources and Administration areas.
     Peter Clare was appointed as a Director in February 2005. Mr. Clare is currently a Partner and Managing Director of Carlyle, as well as head of Carlyle’s Global Aerospace, Defense, Technology and Business/Government Services group. Mr. Clare has been with Carlyle since 1992, and currently serves on the Boards of Directors of Standard Aero Ltd., Wesco Holdings, Inc. and Landmark Aviation.
     Allan Holt has been a Director since 2000. Mr. Holt has been a Partner and Managing Director of Carlyle, focused on U.S. buyout opportunities in aerospace, defense, government services and information technologies sectors since 1991. He is currently co-head of the U.S. Buyout group. Prior to joining Carlyle, Mr. Holt spent three and a half years with Avenir Group, Inc., an investment and advisory group that acquired equity positions in small and medium-sized companies and provided active management support to its acquired companies. He also serves on the Boards of Directors of MedPointe, Inc., The Nielsen Company, SS&C Technologies, Inc., Standard Aero, Ltd. and Landmark Aviation.
     John Jumper was appointed a Director in June 2006. Mr. Jumper retired from the United States Air Force in 2005 after a distinguished 39-year military career. In his last position as Chief of Staff he served as the senior military officer in the Air Force leading more than 700,000 military, civilian, Air National Guard and Air Force Reserve men and women. As Chief of Staff he was a member of the Joint Chiefs of Staff providing military advice to the Secretary of Defense, the National Security Council and the President. From 2000 to 2001 Mr. Jumper served as Commander, Air Combat Command. During the 1999 war in Kosovo and Serbia he commanded U.S. Air Forces in Europe and Allied Air Forces Central Europe. In earlier assignments he served on the Joint Staff and as Senior Military Assistant to Secretary of Defense Dick Cheney and Secretary Les Aspin. He also commanded an F-16 fighter squadron and two fighter wings, accumulating more than 5,000 flying hours including more than 1,400 combat hours in Vietnam and Iraq. He currently serves on the Boards of Directors of Goodrich Corporation, TechTeam Global, Jacobs Engineering and Rolls-Royce North America Holdings, Inc. as well as on the non-profit Boards of the Air Force Association and the Air Force Village Charitable Foundation and the George C. Marshall Foundation.

     Ian Massey has been a Director since 2001. Mr. Massey has been a qualified management accountant since 1979. In September 2001, Mr. Massey joined Republic Financial Corporation as President of the Aircraft and Portfolio Group and was subsequently promoted to Executive Vice-President in 2004 with added responsibility for the Private Equity Group of the company and Marketing & Communications. From January 1980 to December 1990, Mr. Massey served in a variety of financial positions with British Aerospace in the UK. From January 1991 to February 2001, Mr. Massey was Financial Controller of Airbus Industries having been appointed by its Supervisory Board in January 1991. Mr. Massey joined the Board of Pinnacle Airlines as an independent director in January 2006.
     Adam Palmer has been a Director since 2000. Mr. Palmer has been a Partner since 2005 and since 2004 has served as a Managing Director of Carlyle, focused on U.S. buyout opportunities in the aerospace, defense and information technology sectors. Prior to joining Carlyle in 1996, Mr. Palmer was with Lehman Brothers focusing on mergers, acquisitions and financings for defense electronics and information services companies. Mr. Palmer also serves on the Boards of Directors of Landmark Aviation, Standard Aero, Ltd., US Investigations Services, Inc. and Wesco Holdings, Inc.
     Dan Schrage was appointed a Director in June 2006. Dr. Schrage serves as Professor of Aerospace Engineering and Director of the Center for Excellence in Rotorcraft Technology (CERT) and Director of the Center for Aerospace Systems Engineering (CASE) at the Georgia Institute of Technology. Prior to becoming a professor at Georgia Tech, Dr. Schrage was an engineer, manager, and senior executive with the U.S. Army Aviation Systems Command from 1974-1984. During this period he served as the Director for Advanced Systems, Chief of Structures and Aeromechanics, Vibration and Dynamics Engineer and was directly involved with the design, development, and production of all of the Army’s current helicopter systems, including the UH-60 Black Hawk, the AH-64 Apache, CH-47 Chinook, and the OH-58D Kiowa Warrior. Dr. Schrage also served for 11 years as an Army Aviator and commander with combat experience in Southeast Asia.
     David Squier has been a Director since 2000. In March 2006, Mr. Squier was elected as Chairman of the Board. Mr. Squier has been a consultant and advisor to Carlyle since 2000. He retired from Howmet Corporation in October 2000 where he served as President and Chief Executive Officer since 1992. As Chief Executive Officer, he was responsible for the operations of an organization with more than $1.5 billion in annual sales and some 29 manufacturing facilities in five nations. He is the Chairman of the Board of Directors of United Components, Inc. In addition, Mr. Squier is a Director at Standard Aero Holdings, Firth Rixson, plc and Wesco Aircraft Hardware Corp. Mr. Squier had been a member of the Board of Directors of Howmet Corporation since 1987, until his retirement.
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
Committees of the Board of Directors
     We have nine directors. Each director is elected to serve until a successor is elected.
     Audit committee. The audit committee reviews our various accounting, financial reporting and internal control functions and is directly responsible for the appointment, termination, compensation, and oversight of the work of the independent auditors (including the resolution of disagreements between management and the independent auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The audit committee participates in the review of certain plans and results of any selected independent public accountants, approves the scope of professional services provided by such independent public accountants and reviews the independence of the independent public accountants. The audit committee also reviews the adequacy of our internal accounting controls. The directors on this committee are Ian Massey (chair), Adam Palmer and Sam White. Our board of directors has determined that we have at least one “audit committee financial expert” (as defined in Item 407(d)(5)(ii) of Regulation S-K) serving on our audit committee, and has identified Mr. Massey as that expert. Our board of directors also has determined that Mr. Massey is “independent” according to criteria generally consistent with the criteria established by major stock exchanges; however, our capital stock is not listed on any exchange and we are not subject to any particular definition of director independence.

     Compensation committee. The compensation committee is responsible for approving the compensation strategies for Vought and for determining the compensation of the executive officers. The compensation committee also administers any equity based compensation plans maintained by Vought and reviews Vought’s management development and succession programs. The directors on this committee are David Squier (chair), Peter Clare and Adam Palmer.
     Compensation committee interlocks and insider participation. There are no current employees who are members of the compensation committee.
     We are a closely held corporation, and there is currently no established public trading market for our common stock. The election of members of our board of directors is at the discretion of our controlling stockholders, subject only to the criteria, if any, set forth in our certificate of incorporation and by-laws. In addition, certain of our stockholders have entered into a stockholders’ rights agreement, as further described in Item 13. Certain Relationships and Related Transactions, which among other things relates to voting of their shares in an election of directors. There were no material changes in 2006 to the procedures by which security holders may recommend nominees to our board of directors.
Code of Ethics
     The Audit Committee and the Board have adopted a code of ethics (within the meaning of Item 406(b) of Regulation S-K) that applies to the Board of Directors, Chief Executive Officer, Chief Financial Officer and Controller. The Board believes that these individuals must set an exemplary standard of conduct for the Company, particularly in the areas of accounting, internal accounting control, auditing and finance. The code of ethics sets forth ethical standards the designated officers must adhere to. The code of ethics is filed as Exhibit 14.1 to this Form 10-K and has been posted to the Company’s website (www.voughtaircraft.com).
Item 11. Executive Compensation
Compensation Discussion and Analysis
     Role of the Compensation Committee. The compensation committee was established for the purpose of overseeing the Company’s compensation programs and strategies, management development and successorship plans and strategies, and for administering the company’s equity-based compensation plans. With respect to executive compensation in particular, the responsibilities of the compensation committee include:
•	approving the compensation policies and approving all elements of compensation for our executive officers (including base pay, annual incentive compensation, and long-term incentives);

•	administering our equity-based compensation plans;

•	approving goals and objectives relevant to the compensation of the CEO and evaluating the CEO’s performance in light of those objectives; and

•	reviewing our management development and succession planning practices and strategies.
     The compensation committee is supported by our human resources organization, which prepares recommendations regarding executive compensation for the compensation committee’s consideration. Because individual performance plays a significant role in the setting of executive compensation, the compensation committee also receives input from the President & CEO regarding the performance of those executives reporting to him.
     The Compensation Committee is comprised of the following members: David Squier (chair), Peter Clare, and Adam Palmer. Each of the current members of the Committee served on the Committee for the entirety of 2006.

     Objectives of the Executive Compensation Program. Performance (as measured at both the Company-element and the individual level) is the cornerstone of our overall compensation program. We seek to provide pay and benefits that are externally competitive and internally equitable, supportive of the achievement of our business objectives, and reflective of both Company and individual performance. Our executive compensation program supports this overall compensation philosophy, with an additional focus placed on ensuring the retention of key individuals. More specifically, the goals of our executive compensation programs are to:
•	attract and retain strong business leaders;

•	pay competitively within the aerospace industry for total compensation; and

•	motivate the executive team by linking pay to Company and individual performance.
     In establishing annual total compensation for the executive officers, the compensation committee reviews base salary, annual incentive compensation, and annual total compensation against executive compensation surveys compiled by retained outside compensation consultants. Beginning in 2007, the outside executive compensation consultant has been retained directly by the compensation committee. Surveys used for this purpose reflect the compensation levels and practices for individuals holding comparable positions at an array of companies in the aerospace industry and, when appropriate, in manufacturing and general industry, comparable with our annual revenues. We do not regularly benchmark executive compensation against a specific group of comparable companies.
     In general, the compensation committee’s philosophy is to target annual total cash compensation to the executive officers (i.e., base salary and annual incentive compensation) equal to, or slightly above market for instances in which annual company and individual performance targets have been achieved. Individual variations from the market reflect differences in an individual officer’s experience, internal equity considerations and/or individual performance. Executive officer compensation is reviewed with respect to these factors on an annual basis, and may be adjusted up or down accordingly in connection with any promotion or significant change in an executive officer’s responsibilities.
     Elements of Executive Compensation. Our executive compensation program is comprised of the following components:
               Annual Compensation
•	Base Salary

•	Annual Incentive Bonus
               Long-term Compensation
•	Equity-Based Awards
               Other Benefits
Annual Compensation.
     Base Salary. Base salaries for executive officers are determined in relation to a market value established for each executive position. These market values are developed through the use of compensation surveys compiled by the outside executive compensation consultant and are based upon data derived from the aerospace manufacturing industry and, where appropriate, manufacturing or general industry, adjusted for company size, comparing executives with comparable responsibilities at other companies. Base salaries are set within an established range in relation to that market value (typically between 80% and 120% of the market rate) in recognition of the particular competencies, skills, experience and performance of the particular individual, as well as consideration of the significance of the individual executive’s assigned role as it relates to our business objectives and internal equity considerations. In general, base salaries for executives are targeted at or near the 50th percentile of the market value. However, individual salaries may be above or below the 50th percentile due to business or industry trends or other individual factors such as experience, internal equity, and sustained individual performance. Base salaries for executive officers are reviewed on an annual basis and at the time of promotion, hiring, or as necessary as the result of a significant change in responsibilities.

     Annual Incentive Bonus. Incentive bonus compensation is designed to align the compensation of individual executives with the achievement of specified annual Company business objectives, and to motivate and reward individual performance in support of those objectives. To that end, the bonus awarded to an individual executive will be determined by the application of both a business performance factor (BPF) and an individual strategic performance factor (SPF). Performance with respect to the BPF is measured by the Company’s performance against one or more predetermined Company business objectives. BPF objectives are established each year and reflect a significant measure of Company performance.
     Typically, the BPF will be comprised of one or more financial measures which reflect the key areas of focus for the executive team during the upcoming year and which are indicative of the performance that our bonus program seeks to reward. Performance with respect to the SPF is determined by the executive’s individual performance as measured against individualized performance objectives that are established annually and are designed to support the overall objectives of the business. An individual officer’s SPF factor is determined as part of the officer’s annual performance evaluation. The rating for each factor in a given year may range from 0 to 2.0, depending upon the degree to which the particular BPF and SPF objectives were met.
     The relative weighting of the BPF and SPF factors may vary in a given year. In order to ensure the proper executive management focus on the achievement of the Company’s key performance objectives, a significant portion of the bonus is weighted towards the achievement of the Company-level objectives as reflected by the BPF. For 2006, the annual incentive bonus was determined through the application of a BPF weighting of 80% and an SPF weighting of 20%.
     Annual incentive bonuses are awarded as a percentage of each officer’s annual base salary, with an individual annual bonus target percentage established for each individual executive officer. The program is designed to provide a payout at the target level when the applicable performance objectives are achieved, with either no payout or payout at a reduced level when those objectives are not achieved, and with a maximum bonus opportunity equal to two-times the amount of the target payout. In order to ensure that the bonus amounts are truly reflective of performance during the year, the compensation committee has the discretion to make appropriate adjustments in the application of the BPF to address situations in which the occurrence of unusual events during the course of the year has a significant impact on the application of the BPF and where the BPF would, if unadjusted, fail to accurately reflect company performance.
     For 2006, the BPF was based on the Company’s ability to achieve certain cash flow objectives as evidenced by the Company’s year-end cash balance. The specific performance targets established with respect to this measure of Company performance were designed such that achievement of a BPF factor of 1.0 represented a significant management challenge and the target performance associated with achievement of that rating would reflect substantial improvement in Company performance with respect to this measure. Company performance that exceeded this target would be reflected by a BPF factor above 1.0, with the maximum BPF factor of 2.0 designed to reflect a level of performance that the management team would have substantial difficulty achieving. As a result of the Company’s performance against the designated objective, the BPF for 2006 was determined to be 2.0.
     Mr. Doty’s employment agreement originally provided for an annual bonus to be paid to Mr. Doty based upon Company and individual performance, with a minimum bonus equal to his annual base salary, and with a maximum bonus opportunity equal to 150% of that amount. In order to better align Mr. Doty’s compensation with the principles described above applicable to other executive officers, on February 13, 2007, the Company and Mr. Doty entered into an amendment to that agreement which removed the bonus limitation, providing instead that Mr. Doty’s bonus for 2006 would be an amount approved by the board of directors of the Company (or its compensation committee). Accordingly, Mr. Doty’s incentive bonus for 2006 was calculated by application of the same principles as applicable to other executive officers, as applied against a target bonus equal to 100% of Mr. Doty’s annual base compensation.
     Taken together, the annual compensation paid to the executive officers in the form of annual base pay and annual incentive bonus is designed to provide those officers with total annual compensation that is competitive, internally equitable, and aligned with both individual performance and the Company’s performance against key management objectives in a given year.

Long-Term Compensation.
     Equity-Based Awards. Our executive officers are eligible to receive long-term incentives in the form of equity-based awards (including stock options, stock appreciation rights (SARs), and restricted stock units (RSUs)). These awards are designed to attract, retain and motivate key executive personnel and to align management decision-making with our long-term strategic objectives and long-term performance, thereby aligning executives’ interests with those of our stockholders.
     Equity-based awards are not awarded to executives on an annual basis, but rather have been granted to our executive officers from time to time, when, in the opinion of the compensation committee, existing outstanding awards were insufficient to properly support these objectives.
     To that end, in 2006, we adopted the Vought Aircraft Industries, Inc. 2006 Incentive Award Plan (the “2006 Incentive Plan”). A copy of the 2006 Incentive Plan was filed as Exhibit 10.1 to our quarterly report (Form 10-Q filed on November 8, 2006). In conjunction with the adoption of the 2006 Incentive Plan, we awarded to certain executives, including the named executive officers, a combination of SARs and RSUs. In general, those awards were granted at a ratio of approximately 3.5 SARs for every 1 RSU (before taking into consideration outstanding equity awards). This ratio was selected in order to ensure that a significant portion of the potential value of the grant was dependent upon an increase in the value of the Company (reflected by the SAR component), thereby aligning the equity awards with the long-term interest of Company shareholders, while a smaller component of the award provided compensation in the form of full-value share grants (the RSU component). In order to further align these incentives with the Company’s near-term financial performance, the SARs awarded in 2006, which are scheduled to vest in 2012, are subject to accelerated vesting in four equal annual installments in the event that we achieve certain financial objectives in each of 2006, 2007, 2008 and 2009, the attainment of which is believed to be challenging, but reasonably achievable. The RSUs are scheduled to vest in four equal annual installments based upon our attainment of the same performance objectives applicable to the SARs. In order to provide an appropriate retention incentive, both the SAR and RSU awards are subject to forfeiture in the event of an employee’s voluntary termination or termination for cause prior to exercise. In the case of two executive officers, the grant of a portion of these equity awards was conditioned upon their achievement of certain specified business objectives within the scope of their assigned responsibilities. Following the achievement of those objectives at year-end 2006, those awards were granted in early 2007.
     Consistent with our desire to align the compensation of our CEO with the interests of our shareholders, Mr. Doty’s employment agreement provided that, unless otherwise mutually agreed to by the parties, Mr. Doty would be granted an option to purchase 250,000 shares of our common stock under terms and conditions outlined in the agreement. In satisfaction of those obligations and in order to align Mr. Doty’s equity compensation with that of other executive officers, Mr. Doty was awarded a grant of 250,000 SARs under the same terms as SARs awarded to other executive officers during 2006. Mr. Doty’s employment agreement also provided that we would work with Mr. Doty to develop a compensation program, subject to Board approval, designed to compensate him for pension benefits and other compensation forfeited by Mr. Doty as a result of his termination of employment with his previous employer. In satisfaction of that commitment, Mr. Doty was granted an award of 200,000 restricted stock units which will become fully vested upon the first to occur of: May 25, 2009 or a change of control of the Company (as defined in the Plan). This award is subject to forfeiture in the event Mr. Doty should voluntarily terminate his employment or be terminated for cause (as defined in his employment agreement) prior to the vesting of the award.
     Individual equity awards are also made from time to time in conjunction with a particular executive’s hiring, promotion or significant increase in responsibilities, or to reward unique individual performance achievements. The amount of any executive’s equity-based award is determined by reference to the executive’s responsibilities and the executive’s potential for contributing to the success of the Company, and the amount of any outstanding awards previously granted to the individual.
     Awards under our equity plans are typically granted at regularly scheduled meetings of the compensation committee (or, in the case of grants made to Directors, regularly scheduled meetings of the Board of Directors), or in conjunction with the hiring of new executives. We do not grant discounted options or SARs; rather, all option and SAR awards are granted with exercise prices at no less than the fair market value of the underlying shares at the time of the grant. The exercise price for options and SARs granted in 2006 was based upon an independent, third party appraisal of the fair market value of our common stock, which was obtained specifically for that purpose.

Other Benefits
     In order to assist our executives in fully utilizing the benefits and other compensation made available to them under our executive compensation programs, we currently offer our executive officers, on a taxable basis; reimbursement of amounts expended for financial services, including financial planning and tax preparation. In order to align Mr. Doty’s benefits under this program with that of other executive officers, the previously-described amendment to Mr. Doty’s employment agreement also removed a provision that had limited Mr. Doty’s reimbursement for such amounts, providing instead that Mr. Doty’s reimbursement shall be subject to reimbursement in accordance with the arrangements applicable to other senior executive officers. In recognition of the fact that their positions as executive officers may expose our executives to an increased potential for personal liability claims asserted against them, we offer our executive officers supplemental personal liability insurance coverage. Because we believe strongly that the health of our executive team contributes directly to their effectiveness and longevity, we provide our executive officers with a comprehensive annual physical. In order to defray the costs to our executive officers associated with any relocation that may be required in connection with the performance of their assigned duties, we provide relocation assistance, which may include temporary housing, transportation, and reimbursement of other relocation expenses. In connection with his hiring in 2006 and in order compensate him for certain expenses incurred in connection with this termination of employment with his previous employer and his relocation to Texas, Mr. Doty’s employment agreement provided for the payment to Mr. Doty of a series of taxable relocation bonuses totaling $450,000 payable over the course of calendar year 2006. Those payments, along with the reimbursement of certain temporary living and commuting expenses, were made to Mr. Doty in lieu of any other relocation assistance that would otherwise be available under the Company’s programs. Certain perquisites that had been previously provided to executive officers including supplemental medical and accidental death and disability coverage, an automobile allowance, and reimbursement for organizational membership dues were discontinued in 2006. The costs to the Company associated with providing all of these benefits to officers named in the Summary Compensation table are reflected in the “All Other Compensation” Column of the Summary Compensation table.
     We also provide our executive officers with other benefits, such as 401(k), medical, dental, life insurance and disability coverage under the same benefit plans and under the same terms and conditions applicable generally to most of our non-represented employees. Like most of our non-represented employees, executive officers that were hired prior to October 10, 2005 also participate in our defined benefit retirement plans, on the same terms and conditions as other non-represented employees. Executives participating in our tax-qualified defined benefit retirement plan also participate in our non-qualified defined benefit plan which, when combined with benefits payable under the qualified plan, is designed to provide our executives with a benefit that is, in the aggregate, substantially equal to the amounts that would have been payable under the qualified plan in the absence of applicable IRS limits regarding the compensation that may be covered under the plan or the maximum benefits payable under the plan. Like most other non-represented employees hired on or after October 10, 2005, executive officers hired after that date receive an additional defined contribution benefit contributed to our Savings and Investment Plan in an amount equal to 3% of eligible compensation in lieu of participation in the defined benefit plans.
Severance Arrangements.
     The Company does not have severance agreements in place with its executive officers generally. In order to help secure the focus of our CEO and CFO on their assigned duties, however, the employment agreements with Mr. Doty and with Mr. Howe (entered into with Mr. Howe in connection with his hiring in 2007) provide for the payment of severance in the event that either of these executive’s employment is terminated by the Company without “cause” or the executive resigns for “good reason,” as those terms are defined in the respective agreements. Each executive’s severance consists of one year’s base salary and one year’s medical insurance premiums for the executive and his spouse and dependents. Each of those agreements currently extends through December 31, 2007 and is subject to automatic annual extension for successive one-year periods unless timely notice of non-renewal is provided. Each agreement also includes certain non-competition and non-solicitation provisions, applicable for a period of twelve months following the termination of employment.

Effect of a Change in Control.
     The Company does not have in place any change of control agreements, nor do the employment arrangements for Mr. Doty or Mr. Howe provide for any additional benefits in connection with the occurrence of a change in control. The 2006 Incentive Award Plan provides that, if a change in control occurs and a participant’s SAR and RSU awards are not converted, assumed, or replaced by a successor entity, then immediately prior to the change in control, such awards outstanding under the plan shall become fully exercisable and all forfeiture restrictions on such awards shall lapse. The Company included this acceleration provision to ensure that executives’ awards, which comprise a significant component of their compensation and constitute a material inducement for such executives to remain employed by the Company, would entitle the executives to an equitable payment or substitution in the event such awards were no longer available following the occurrence of a corporate transaction.
     In 2000, the Company adopted a deferred compensation plan in order to permit then-current executives to make a one-time deferral of certain retention bonuses payable to those executives upon their completion of a one-year retention period. No other deferrals have been made pursuant to the plan since 2000. The terms of each participant’s deferral provided that amounts deferred would be payable upon the occurrence of a change in control of the Company as defined therein. We have only one current executive officer who is a participant in the deferred compensation plan and the account balances under the plan are included in “Deferred Compensation” Table.
Summary Compensation Table
     The table below shows the before-tax compensation for all individuals who served as the Company’s Chief Executive Officer and Principal Financial Officer during 2006 as well as the next three highest compensated executive officers. These individuals are sometimes referred to as the named executive officers. The table also includes two individuals for whom this disclosure would have been otherwise provided, but for the fact that the individual was not serving as one of our executive officers at the end of 2006.

	Annual Compensation			Long-term Compensation
				Restricted	Stock	Change in	All other
				Stock	Options	Pension	Compensation	Total
Name and Principle Position	Year	Salary	Bonus	Units (6)	(7)	Value (8)	(9)	Compensation
Elmer Doty	2006	$448,105	$985,063	$113,419	$625,300	$—	$600,359	$2,772,246
President, Chief Executive Officer								—
and Director								—
Tom Risley (1)	2006	126,459	—	—	—	—	58,450	184,909
President, Chief Executive Officer and Director
Wendy Hargus (2)	2006	200,044	155,234	91,416	62,530	—	8,954	518,178
Treasurer and Interim Principal Financial Officer
Lloyd Sorenson (3)	2006	112,008	—	—	—	—	1,293,261	1,405,269
Executive Vice President and Chief Financial Officer
Steve Davis	2006	209,642	244,472	29,253	58,154	107,594	9,555	658,670
Vice President, Programs
Dennis Orzel	2006	101,160	148,174	91,416	175,084	—	65,618	581,452
Vice President, Operations
Tom Stubbins	2006	170,040	131,951	68,562	115,156	53,582	12,725	552,016
Vice President, Human Resources
Vern Broomall (4)	2006	111,740	—	—	—	249,945	244,862	606,547
Vice President and Chief Technology Officer
Bruce White (5)	2006	169,613	—	—	—	183,466	232,205	585,284
Vice President, General Counsel and Secretary

(1)	Mr. Risley served as President, CEO and Chairman through 01/31/2006.

(2)	Ms. Hargus served as interim Principal Financial Officer until the appointment of Mr. Howe on 01/16/2007.

(3)	Mr. Sorenson served as Chief Financial Officer until 04/03/2006.

(4)	Mr. Broomall served as Vice President and Chief Technology Officer through 06/09/2006.

(5)	Mr. White served as Vice President, General Counsel and Corporate Secretary through 08/31/2006.

(6)	The amounts in this column reflect amounts recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123R for restricted stock units. The assumptions used in calculating these amounts are set forth in Note 15 and Note 16 to our Consolidated Financial Statements in Item 8. The RSUs awarded to Mssrs. Orzel, Stubbins and Davis and Ms. Hargus in 2006 are eligible to vest in four equal annual installments based upon the Company’s ability to achieve certain specified financial objectives for the years 2006, 2007, 2008 and 2009. In the event that these performance objectives are not achieved, the shares associated with that installment are forfeited. Once vested, such units are eligible to be paid upon the first to occur of: (i) a change in control (as defined); (ii) January 2, 2014; or (iii) the participant’s termination due to death or disability. Any unvested awards are subject to forfeiture in the event of an employee’s voluntary termination or termination for cause (as defined) prior to payment. The RSUs awarded to Mr. Doty in 2006 will become fully vested upon the first to occur of: May 25, 2009 or a change of control of the Company (as defined), and are subject to forfeiture in the event Mr. Doty should voluntarily terminate his employment or be terminated for cause (as defined) prior to the vesting of the award.

(7)	The amounts in this column reflect amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R) for stock appreciation rights and stock options. The assumptions used in calculating these amounts are set forth in Note 15 and Note 16 to our Consolidated Financial Statements included in Item 8 of this annual report. The SARs awarded in 2006 are scheduled to vest on December 31, 2012 and are subject to accelerated vesting, in four equal annual installments, in the event that certain Company performance objectives are met. For those awards granted in 2006, accelerated vesting will occur upon our achievement of certain specified financial objectives for the years 2006, 2007, 2008 and 2009. All awards are subject to forfeiture in the event of an employee’s voluntary termination or termination for cause (as defined) prior to exercise.

(8)	The amounts in this column reflect the actuarial increase in present value of the executive officer’s benefits under our qualified and non-qualified defined benefit plans determined using interest rate and mortality rate assumptions consistent with those used in our consolidated financial statements. Mr. Doty, Ms. Hargus, and Mr. Orzel do not participate in the plans as they were each hired after October 10, 2005 when the plans were closed to new participants. The actuarial present value of Mr. Risley’s benefits under the plans decreased by a net amount of $271,066 during 2006. The actuarial present value of Mr. Sorenson’s benefits decreased by $36,287 during 2006.

(9)	The amounts in this column include all other compensation as detailed in the table “All Other Compensation” below.

	All Other Compensation Table
	Financial	Executive		Contribution to		Total Other
	Planning	Relocation (1)	Severance (2)	Savings Plan (3)	Other (4)	Compensation
Elmer Doty	$15,228	$526,475	$—	$9,600	$49,056	$600,359
Tom Risley	—	—	—	4,696	53,754	58,450
Wendy Hargus	—	—	—	8,424	530	8,954
Lloyd Sorenson	—	—	1,282,600	3,000	7,661	1,293,261
Steve Davis	—	—	—	3,000	6,555	9,555
Dennis Orzel	—	7,762	—	4,451	53,405	65,618
Tom Stubbins	345	—	—	3,000	9,380	12,725
Vern Broomall	1,120	—	234,425	2,826	6,491	244,862
Bruce White	1,000		220,849	3,000	7,356	232,205

(1)	The amount in this column for Mr. Doty includes three lump sum payments in the amounts of $175,000, $175,000, and $100,000 which were payable to Mr. Doty during the course of 2006 pursuant to the terms of his employment agreement. In addition, Mr. Doty was provided with temporary living expenses and transportation totaling $76,475. These amounts are provided pursuant to the terms of our employment agreement with Mr. Doty in connection with Mr. Doty’s relocation to Texas.

(2)	The severance amounts paid to Mr. Sorenson were paid pursuant to his employment agreement with Vought filed as Exhibit 10.5 to our Form 10-K filed on 03/30/05. The severance amounts paid to Mr. Broomall were paid pursuant to the severance agreement filed as Exhibit 10.1 to our Form 10-Q filed on 8/09/06. The severance amounts paid to Mr. White were paid pursuant to the terms of a severance agreement with Mr. White that was substantially comparable to the previously reported agreements entered into with other departing executives.

(3)	The amounts included for Mr. Doty, Mr. Orzel, and Ms. Hargus include contributions made to the savings plan in lieu of their participation in our defined benefit plan.

(4)	This column includes the following elements of compensation with respect to Mr. Doty: $716 personal liability umbrella, $42,694 tax gross up of temporary living and transportation expenses payments and $2,054 executive physical. In addition, this column includes the following amounts for previously offered elements discontinued during the course of 2006: $2,154 car allowance, $772 supplemental health care premium, and $666 supplemental accidental death and dismemberment premium.

This column includes the following elements of compensation with respect to Mr. Risley: $669 personal liability umbrella, $168 executive physical, $34,800 of consulting fees and $13,234 paid for the cost of health care premiums for a one year period pursuant to the terms of Mr. Risley’s separation agreement filed as Exhibit 10.1 to our Form 8-K filed on 02/06/06. In addition, this column includes the following amounts for previously offered elements discontinued during the course of 2006: $2,325 car allowance, $516 supplemental health care premium, $1,332 supplemental accidental death and dismemberment premium, and $710 organizational dues.

This column includes the following elements of compensation with respect to Ms. Hargus: $530 personal liability umbrella.

This column includes the following elements of compensation with respect to Mr. Sorenson: $669 personal liability umbrella. In addition, this column includes the following amounts for previously offered elements discontinued during the course of 2006: $3,664 car allowance, $1,158 supplemental health care premium, $1,000 supplemental accidental death and dismemberment premium and $1,170 organizational dues.

This column includes the following elements of compensation with respect to Mr. Davis: $783 personal liability umbrella. In addition, this column includes the following amounts for previously offered elements discontinued during the course of 2006: $3,524 car allowance, $772 supplemental health care premium, and $666 supplemental accidental death and dismemberment premium and $810 organizational dues.

This column includes the following elements of compensation with respect to Mr. Orzel: a bonus in the amount of $50,000 paid to Mr. Orzel at the time of his commencement of employment, $300 payment resulting from his election to opt out of certain employee benefits, $313 personal liability umbrella and $2,792 tax gross up of certain transportation and temporary living expenses.

This column includes the following elements of compensation with respect to Mr. Stubbins: $783 personal liability umbrella and $2,144 executive physical. In addition, this column includes the following amounts for previously offered elements discontinued during the course of 2006: $3,520 car allowance, $772 supplemental health care premium, and $666 supplemental accidental death and dismemberment premium and $1,495 organizational dues.

This column includes the following elements of compensation with respect to Mr. Broomall: $669 personal liability umbrella. In addition, this column includes the following amounts for previously offered elements discontinued during the course of 2006: $3,506 car allowance, $514 supplemental health care premium, and $666 supplemental accidental death and dismemberment premium and $1,136 organizational dues.

This column includes the following elements of compensation with respect to Mr. White: $669 personal liability umbrella and $1,443 executive physical. In addition, this column includes the following amounts for previously offered elements discontinued during the course of 2006: $3,506 car allowance, $772 supplemental health care premium, and $666 supplemental accidental death and dismemberment premium and $300 organizational dues.
Grants of Plan-Based Awards
     The table below details the grants of plan based awards made to our named executive officers in 2006. We made no awards under non-equity based award plans during 2006.

		Estimated Payout			Market Price
		Under Equity	All Other	Exercise Price	on
	Grant	Award Plan	Stock	of SAR Awards	Grant Date
Name	Date	[ # ]	[ # ]	[ $ ]	[$]
Elmer Doty			—
SARs	11/2/2006	250,000		$10.00	$1,202,500
RSUs	11/2/2006	200,000		$—	$1,758,000
Wendy Hargus			—
SARs	11/2/2006	25,000		$10.00	$120,250
RSUs	11/2/2006	20,000	—	$—	$175,800
Dennis Orzel			—
SARs	11/2/2006	70,000		$10.00	$336,700
RSUs	11/2/2006	20,000	—	$—	$175,800
Steve Davis SARs	11/2/2006	22,400	—	$10.00	$107,744
RSUs	11/2/2006	6,400	—	$—	$56,256
Tom Stubbins SARs	11/2/2006	45,400	—	$10.00	$218,374
RSUs	11/2/2006	15,000	—	$—	$131,850

Outstanding Equity Awards at Fiscal Year End
     The table below details the unexecuted stock options and unvested stock grants for each of our named executive officers. Mssrs. Risley, Broomall and White had no outstanding equity awards as of December 31, 2006.

	Option Awards				Stock Awards
						Equity Incentive
						Plan Awards:
					Equity Incentive	Market or
	Number of	Number of			Plan Awards:	Payout
	Securities	Securities			Number of	Value of
	Underlying	Underlying			Unearned	Unearned
	Unexercised	Unexercised	Option		Shares, Units or	Shares, Units or
	Options	Options	Exercise	Option	Other Rights	Other Rights
	Exercisable	Unexercisable	Price	Expiration	Not Vested	Not Vested
Name	[ # ]	[ # ]	[ $ ]	Date	[ # ]	[ $ ]
Elmer Doty	62,500	187,500	$10.00	11/2/2016	200,000	$1,758,000
Wendy Hargus	45,000	—	10.00	12/30/2015	—	—
	6,250	18,750	10.00	11/2/2016	15,000	131,850
Lloyd Sorenson	50,000	—	32.33	4/7/2011	—	—
Steve Davis	25,800	4,200	10.00	3/21/2011	—	—
	25,800	4,200	10.00	8/8/2011	—	—
	1,000	—	10.00	7/29/2012	—	—
	5,600	16,800	10.00	11/2/2016	4,800	42,192
Dennis Orzel	17,500	52,500	10.00	11/2/2016	15,000	131,850
Tom Stubbins	4,300	700	10.00	3/21/2011	—	—
	500	—	10.00	7/29/2012	—	—
	10,400	5,600	32.33	4/26/2014	—	—
	11,350	34,050	10.00	11/2/2016	11,250	98,888

Option Exercise and Fiscal Year End Values
     The table below details the stock option awards exercised in 2006 as well as the restricted stock units vested during the year ending December 31, 2006.

	Option Awards			Stock Awards
	Number of Shares			Number of Shares
	Acquired on	Value Realized on		Acquired on Vesting	Value Realized on
Name	Exercise [ # ]	Exercise [ $ ]		[ # ]	Vesting ($)
Wendy Hargus	—	$—		5,000	$43,950
Lloyd Sorenson	20,000	$—	(1)	—	—
Steve Davis	—	$—		1,600	$14,064
Dennis Orzel	—	$—		5,000	$43,950
Tom Stubbins	—	$—		3,750	$32,963
Bruce White	4,943	$—	(1)	—	$—

(1)	Neither Mr. Sorenson nor Mr. White realized any value upon their exercise of stock options as the fair market value of the stock was below the exercise price.
Pension Benefits
     The following table details the accrued benefits for each of our named executive officers that participate in our defined benefit plans.

			Present
		Years	Value of	Payments
	Plan	Credited	Accumulated	in
Name	Name	Service	Benefits	2006
Tom Risley	Retirement Plan	37.7167	$1,452,209	$84,425
	Excess Plans	37.7167	7,533,995	596,827
Lloyd Sorenson (1)	Retirement Plan	1.0000	—	—
	Excess Plans	11.0000	260,083	5,974
Steve Davis	Retirement Plan	26.9682	926,074	—
	Excess Plans	26.9682	924,158	—
Tom Stubbins	Retirement Plan	26.6000	815,679	—
	Excess Plans	26.6000	44,976	—
Vern Broomall	Retirement Plan	15.9827	577,018	21,484
	Excess Plans	15.9827	623,068	37,926
Bruce White	Retirement Plan	25.6122	1,007,091	20,796
	Excess Plans	25.6122	1,184,708	48,702

(1)	Mr. Sorenson’s benefit under the Excess Plans includes 10 years of additional imputed service (including vesting service), which was awarded to Mr. Sorenson at the commencement of his employment in 2005. Mr. Sorenson’s accrued benefit under the Retirement Plan was forfeited as a result of his failure to meet the Retirement Plan’s vesting requirements and, as a result, his entire benefit is payable under the Excess Plans.
     The values reflected in the “Present Value of Accumulated Benefits” column of the Pension Benefits Table are equal to the actuarial present value of each officer’s accrued benefit under the applicable plan as of December 31, 2006 using the same actuarial factors and assumptions used for financial statement reporting purposes, except that retirement age is assumed to be the earliest age at which an officer is eligible for an unreduced benefit under the applicable plan. These assumptions are described in Note 13 to our Consolidated Financial Statements included in Item 8 of this annual report.

     Employees hired on or after October 10, 2005, including Mr. Doty, Mr. Orzel, and Ms. Hargus, do not participate in the plans. In lieu of participation in the plans, those officers each receive a defined contribution equal to 3% of eligible compensation made to their account in our Savings and Investment Plan. Those contribution amounts are reflected in the “Other Compensation” column of the Summary Compensation Table. On November 8, 2006, we announced that the accrual of benefits for all plan participants under the plans will be frozen as of December 31, 2007, and, following that date, all officers will receive the above-described defined contribution benefit.
     A benefit payable under the Vought Aircraft Industries, Inc. Retirement Plan (the “Retirement Plan”) is, in general, a function of the participant’s average eligible compensation for the highest three years out of the most recent consecutive ten years of service (“Average Annual Compensation”) and the participant’s years of credited benefit service under the plan. Eligible compensation for the purpose of the plan generally includes base salary as well as annual incentive compensation. The current plan formula provides for an accrual rate of 1.5% of the participant’s Average Annual Compensation with a reduced accrual rate of 1% for Average Annual Compensation below 50% of the Social Security taxable wage base. Benefits accrued under certain prior plan formulas are subject to offsets, including offsets for Social Security benefits. Retirement benefits are limited to 50% of Average Annual Compensation, unless a greater benefit was accrued as of January 1, 1995. Benefits under the Retirement Plan may be supplemented by benefits under one of two non-qualified defined benefit plans maintained by the Company: the Vought Aircraft Industries, Inc. ERISA 1 Excess Plan and the Vought Aircraft Industries, Inc. ERISA 2 Excess Plan (collectively, the “Excess Plans”). The Excess Plans are designed to provide a benefit which , when combined with the amounts payable under the Retirement Plan, is substantially equal to the amount that otherwise would have been payable under the Retirement Plan in the absence of the IRS limits regarding the compensation that may be covered by the Retirement Plan or the maximum benefits payable there under.
The Retirement Plan contains the following material terms:
•	A participant has a fully vested benefit under the plan after completing five years of vesting service.

•	A participant is eligible for an unreduced benefit upon reaching the earlier of age 65; or at least age 55 with a combination of age and years of benefit service totaling 85.

•	A participant is eligible for a subsidized early retirement benefit after reaching age 55 with at least 10 years of benefit service.

•	A participant laid off before reaching age 55 may elect an early retirement to begin as early as age 55 if the individual has a combination of age and years of benefit service totaling 75 on the date of lay off, or if the participant is age 53 and has 10 or more years of vesting service at the time of layoff.

•	The normal form of benefit is a life annuity for unmarried participants and a joint and 50% survivor annuity for married participants.

•	Participants may elect out of the normal form of benefit and may elect to receive the benefit through one of a variety of actuarially equivalent optional forms.

•	There is no lump sum form of payment available (except for benefits with a lump sum value smaller than $7,500).
The Excess Plans contain the following material terms:
•	A participant’s benefit under the Excess Plans is calculated in the same manner as under the Retirement Plan, except without giving effect to the applicable IRS limits on eligible compensation and benefit amount. Such benefit is reduced by the amount of any benefit payable under the Retirement Plan.

•	The normal form of benefit under the plan is a lump sum payable 13 months following termination of employment, with a monthly payment payable in the form of a joint and 100% survivor annuity until the lump sum is paid.

•	For benefits accrued after January 1, 2005, the lump sum payout is the only available form.
     No current named executive officers are eligible for an early retirement under the plans, however, both Mr. Stubbins and Mr. Davis are eligible as of December 31, 2006, to commence an early retirement as early as age 55 if their employment is terminated as the result of a lay-off.

Deferred Compensation
     The following table details the outstanding account balances for the individuals included in the Summary Compensation table under our deferred compensation plan and aggregate earnings on those amounts in 2006. The plan was established in 2000 to permit a one-time deferral by then current executive officers of a retention bonus payable to those executives following the completion of a one-year retention period. The balances in each individual’s account are credited with earnings or losses as if such amounts were invested in our common stock. Balances under the plan are payable upon the occurrence of a change in control as defined in the plan.

	Executive	Registrants	Aggregates	Aggregates	Aggregates
	contributions	contributions	earnings	withdrawl/	balance
	in last FY	in last FY	in last FY	distributions	at last FY
Name	[ $ ]	[ $ ]	[ $ ]	[ $ ]	[ $ ]
Vern Broomall	$—	$—	$6,215	$—	$133,248
Tom Risley	$—	$—	$6,810	$—	$145,993
Bruce White	$—	$—	$7,396	$—	$158,554
Steve Davis	$—	$—	$6,554	$—	$140,517
Compensation of Directors
     The following table details the fees paid to our board of directors for the period ending December 31, 2006.

		Stock	Total
Name	Fees	Awards	Compensation
Peter Clare	$—	$—	$—
Allan Holt	—	—	—
John Jumper (1)	37,500	—	37,500
Ian Massey	29,888	20,112	50,000
Adam Palmer	—	—	—
Dan Schrage (1)	18,645	18,855	37,500
David Squier	24,860	25,140	50,000
Sam White	24,860	25,140	50,000

(1)	Mr. Schrage and Mr. Jumper were each appointed to the Board on June 7, 2006.
     For 2006, the outside directors, Ian Massey, Sam White, David Squier, John Jumper and Dan Schrage were each eligible to receive cash compensation of $12,500 per calendar quarter of service on the board. Each Director was offered the opportunity to apply approximately fifty percent of this compensation towards the purchase of Company stock. We use the term outside directors to refer to directors who are not currently officers of Vought or Carlyle. All of the directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings and other work associated with their service on the Board of Directors. We do not maintain medical, dental or retirement benefits plans for these directors. The remaining directors, Allan Holt, Adam Palmer, Peter Clare and Elmer Doty, are employed by Carlyle or the Company, and are not separately compensated for their service as directors, but will be reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings and other work associated with their service on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information as of March 8, 2007, with respect to the beneficial ownership of our capital stock by:
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
     The address of each of the directors and executive officers listed below is c/o Vought Aircraft Industries, Inc., 9314 West Jefferson Boulevard M/S 49R-06, Dallas, Texas 75211.

	Beneficial Ownership of
	Vought Aircraft Industries, Inc.
		Percentage of
		Outstanding
Name of Beneficial Owner	Number of Shares	Capital Stock
TCG Holdings, L.L.C. (1)	24,197,870	97.7%
Peter Clare	—	*
Allan Holt	—	*
John Jumper	—	*
Ian Massey (2)	13,822	*
Adam Palmer	—	*
Dan Schrage	3,672	*
David Squier (3)	15,844	*
Sam White (4)	11,844	*
Elmer Doty (5)	74,850	*
Steve Davis (6)	71,793	*
Dennis Orzel (7)	17,500	*
Tom Stubbins (8)	26,550	*
All directors and executive officers as a group (16 persons) (9)	481,439	1.7%

*	Denotes less than 1.0% beneficial ownership.

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

Delaware limited partnership, 401,371 shares held by C/S International Partners, a Cayman Islands general partnership, 821,152 shares held by Florida State Board of Administration, 2,052 shares held by Carlyle Investment Group, L.P., a Delaware limited partnership, 114,709 shares held by Carlyle-Contour Partners, L.P., a Delaware limited partnership, 26,405 shares held by Carlyle-Contour International Partners, L.P., a Cayman Islands limited partnership, 659,948 shares held by Carlyle-Aerostructures Partners, L.P., a Delaware limited partnership, 505,511 shares held by Carlyle-Aerostructures Partners II, L.P., a Delaware limited partnership, 261,992 shares held by Carlyle-Aerostructures International Partners, L.P., a Cayman Islands limited partnership, 65,534 shares held by Carlyle-Aerostructures Management, L.P., a Delaware limited partnership and 600,000 shares held by Carlyle High Yield Partners, L.P., a Delaware limited partnership (collectively, the “Investment Partnerships”). TC Group, L.L.C. (which generally does business under the name of The Carlyle Group) is the sole member of TC Group III, L.L.C., which itself is the sole general partner of TC Group III, L.P., which is the sole general partner of Carlyle Partners III, L.P. and CP III Coinvestment, L.P., and, in such capacity, TC Group, L.L.C. exercises investment discretion and control over the shares held by these Investment Partnerships. TC Group, L.L.C. is also the sole member of TCG High Yield Holdings, L.L.C., which itself is the sole member of TCG High Yield, L.L.C., the sole general partner of Carlyle High Yield Partners, L.P. In such capacity, TC Group L.L.C. exercises investment discretion and control over the shares held by Carlyle High Yield Partners, L.P. TC Group, L.L.C. is also the sole member of TC Group II, L.L.C., which itself is the sole general partner of Carlyle Partners II, L.P. and Carlyle Partners SBC II, L.P. and the general partner of Carlyle International Partners II, L.P., Carlyle International Partners III, L.P. and C/S International Partners, and, in such capacity, TC Group, L.L.C. exercises investment discretion and control over the shares held by these Investment Partnerships. TC Group, L.L.C. also serves as the managing member of the investment manager for the Florida State Board of Administration and as the general partner for the remaining Investment Partnerships, and, in such capacities, TC Group, L.L.C. exercises investment discretion and control over the shares held by these Investment Partnerships. TCG Holdings, L.L.C., a Delaware limited liability company, is the sole managing member of TC Group, L.L.C., and, in such capacity, exercises investment discretion and control of the shares beneficially owned by TC Group, L.L.C. TCG Holdings, L.L.C. is managed by a three-person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. The members of the managing board are William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein, all of whom disclaim beneficial ownership of these shares.

(2)	Includes 5,000 shares under stock options that are exercisable within 60 days of March 8, 2007.

(3)	Includes 5,000 shares under stock options that are exercisable within 60 days of March 8, 2007.

(4)	Includes 5,000 shares under stock options that are exercisable within 60 days of March 8, 2007.

(5)	Includes 62,500 shares under stock options that are exercisable within 60 days of March 8, 2007.

(6)	Includes 63,800 shares under stock options that are exercisable within 60 days of March 8, 2007.

(7)	Includes 17,500 shares under stock options that are exercisable within 60 days of March 8, 2007.

(8)	Includes 26,550 shares under stock options that are exercisable within 60 days of March 8, 2007.

(9)	Includes 356,414 shares under stock options that are exercisable within 60 days of March 8, 2007.
Item 13. Certain Relationships and Related Transactions
The Transactions
     Vought completed the acquisition of the Aerostructures Company, on July 2, 2003. Aerostructures operated as a wholly owned subsidiary of Vought from the date of the Aerostructures Acquisition until it merged with and into Vought on January 1, 2004. In exchange for 100% of the outstanding common and preferred stock of the parent company of Aerostructures (“Holdings”), Vought issued 6,966,346 shares of common stock as stock consideration to Holdings’ stockholders that represented 27.5% of the fully diluted equity of the combined company. The stock consideration value of $230.0 million was based upon an estimated fair value of $32.33 per share of each share of Vought common stock. Additional consideration of $2.4 million was provided based upon the fair value of vested Aerostructures stock options that were exchanged for Vought stock options. These determinations were made by the Boards of Directors of both companies in consultation with their respective advisors.

     Carlyle Partners III, L.P. (“CPIII”) and affiliates owned approximately 93% of Vought on a fully diluted basis and Carlyle Partners II, L.P. (“CPII”) and affiliates owned approximately 96% of Aerostructures on a fully diluted basis when Vought and Aerostructures entered into the agreement and plan of merger. Both CPIII and CPII are affiliates of TC Group, L.L.C. which generally does business under the name of The Carlyle Group. Subsequent to the consummation of the transactions associated with the Aerostructures acquisition, private equity investment funds affiliated with The Carlyle Group own approximately 90% of our fully diluted equity and, therefore, The Carlyle Group has the power, subject to certain exceptions, to control our affairs and policies. They also control the election of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.
Management Consulting Agreement
     We have entered into a management consulting agreement with TC Group L.L.C which is an affiliate of TCG Holdings, L.L.C. The agreement allows us to avail ourselves of TC Group L.L.C.’s expertise in areas such as financial transactions, acquisitions and other matters that relate to our business, administration and policies. TC Group L.L.C. receives an annual fee of $2.0 million for its management services and advice and is also reimbursed for its out-of-pocket expenses related to these activities. TC Group L.L.C. also serves, in return for additional fees, as our financial advisor or investment banker for mergers, acquisitions, dispositions and other strategic and financial activities. Fees are mutually agreed upon by Vought and TC Group L.L.C. for investment banking and advisory services. The fee is paid on a success basis only. Historically, these fees have been less than 1% of related transaction value. Such fees may vary in the future. TC Group L.L.C. received transaction fees of $3.5 million and $2.5 million in 2004 and 2003, respectively, for investment banking and advisory services.
Stockholders Rights Agreement
     Vought and private equity investment funds affiliated with The Carlyle Group are parties to a stockholders rights agreement. The agreement provides that three members of our board of directors will be designated by certain affiliates of The Carlyle Group. The parties agree to vote their shares in favor of such affiliates’ designees for director.
Certain Related Party Transactions
     As previously disclosed in Exhibit 10.2 of Form 8-K filed U.S. Securities and Exchange Commission on February 6, 2006, upon the retirement in the first quarter of 2006 of Tom Risley (“Mr. Risley”), our former Chief Executive Officer, we entered into a consulting agreement with Mr. Risley for a minimum fee of $36,000 plus expenses, with a total payout plus expenses not to exceed $200,000. The total fees and expense paid to Mr. Risley during 2006 pursuant to that agreement were $34,800.
     Since approximately 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to arm’s-length, long-term contracts. On September 29th, 2006, The Carlyle Group (which is our controlling stockholder) acquired a majority stake in Wesco, and as a result we and Wesco are now under common control of The Carlyle Group through its affiliated funds. In addition, three of our Directors, Messrs. Squier, Clare and Palmer, also serve on the board of directors of Wesco. The Carlyle Group will indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco in 2006 was approximately $11 million.
     Indebtedness of Management. We adopted an Employee Stock Purchase Plan, which provides certain employees and independent directors the opportunity to purchase shares of our stock at its estimated fair value. Certain employee stock purchases are eligible for financing by the Company through stockholder notes. Stockholder loans, including interest at 6.09%, are due after 7 years, or upon specified events occurring. On October 24, 2000, 227,605 shares were sold for notes at a price of $10 per share. During 2001, 5,000 shares were sold for notes at a price of $10 per share. The principal amounts shown below have been outstanding for the entire 2006 fiscal year. The table below shows the outstanding balances of loans held by individuals who served as executive officers or directors during 2006 or any of their immediate family members:

	Outstanding Stockholder Loans at March 8, 2007
	Number	Principal	Accrued
	of	Amount of	Interest
	Shares	Loan	Charges
Name	[ # ]	[ $ ]	[ $ ]
Vern Broomall	32,580	$325,800	$135,178
Tom Risley	8,500	$85,000	$35,267
Bruce White	15,019	$150,190	$62,315
Steve Davis	7,993	$79,930	$33,163
Erich Smith	7,620	$76,200	$31,616

Total loans	158,322	$1,583,220	$456,760

Relationships
     None.
Item 14. Principal Accountant Fees and Services

	Fiscal Year Ended
	December 31,
	2006	2005
	($ in thousands)
Audit Fees	$1,205.4	$1,170.9
Audit-related fees (1)	260.0	598.2
Tax fees (2)	103.9	273.6
All Other Fees	—	—

Total (3)	$1,569.3	$2,042.7

(1)	Related primarily to audits of employee benefit plans, accounting consultations and consultations related to the Sarbanes-Oxley Act of 2002, and due diligence procedures associated with potential acquisitions.

(2)	Related primarily to tax compliance, tax advice and tax planning.

(3)	Of the fees listed above approved by the Audit Committee, none were approved based on waiver of pre-approval under Rule 2-01(c)(7)(i)(c).
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

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.
(b) Exhibits

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated as of June 9, 2000, by and between Northrop Grumman Corporation and Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”). Incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.2	Agreement and Plan of Merger, dated as of May 12, 2003, by and among Vought Aircraft Industries Inc., TA Acquisition Holdings, Inc. and The Aerostructures Corporation. Incorporated by reference from Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.3	Contribution Agreement, dated as of January 1, 2004, between The Aerostructures Corporation and Contour Aerospace Corporation. Incorporated by reference from Exhibit 2.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.4	Certificate of Ownership and Merger, dated as of January 1, 2004, merging The Aerostructures Corporation with and into Vought Aircraft Industries, Inc. Incorporated by reference from Exhibit 2.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.1	Certificate of Incorporation of Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”), dated May 26, 2000. Incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.2	Certificate of Amendment to the Certificate of Incorporation of Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”), dated June 14, 2000. Incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.3	Certificate of Ownership and Merger merging VAC Holdings II, Inc. into Vought Aircraft Industries, Inc., dated August 13, 2001. Incorporated by reference from Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.4	Certificate of Incorporation of VAC Industries, Inc., dated July 7, 1992. Incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.5	Certificate of Incorporation of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”), dated February 26, 1996. Incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

Exhibit
No.	Description of Exhibit
3.6	Certificate of Amendment to the Certificate of Incorporation of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”), dated January 16, 2001. Incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.7	Certificate of Incorporation of Contour Aerospace Corporation, dated December 4, 2003. Incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.8	By-laws of Vought Aircraft Industries, Inc. Incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.9	By-laws of VAC Industries, Inc. Incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.10	By-laws of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”). Incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.11	By-laws of Contour Aerospace Corporation. Incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.1	Indenture, dated July 2, 2003, among Vought Aircraft Industries, Inc., as issuer, VAC Industries, Inc., Vought Commercial Aircraft Company and The Aerostructures Corporation, as guarantors, and Wells Fargo Bank Minnesota, National Association, as trustee. Incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.2	Supplemental Indenture, dated December 4, 2003, among Vought Aircraft Industries, Inc., as issuer, VAC Industries, Inc., Vought Commercial Aircraft Company and The Aerostructures Corporation, as guarantors, Contour Aerospace Corporation, as additional guarantor, and Wells Fargo Bank Minnesota, National Association, as trustee. Incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-11 2528), filed with the SEC on April 15, 2004.

4.3	Form of Note (included as Exhibit A to Exhibit 4.1). Incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.4	Form of Notation of Senior Note Relating to Subsidiary Guarantee (included as Exhibit C to Exhibit 4.1). Incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

10.1	Credit Agreement, dated as of December 22, 2004, by and among Vought Aircraft Industries, Inc., as borrower, certain subsidiaries of Vought Aircraft Industries, Inc., as guarantors, certain Financial Institutions, as lenders, Lehman Commercial Paper Inc., in its capacity as administrative agent and in its capacity as collateral agent, JPMorgan Chase Bank, N.A., in its capacity as syndication agent and Goldman Sachs Credit Partners, L.P., as Documentation Agent. (Portio ns of this exhibit have been redacted in connection with our application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.) Incorporated by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (Registration No. 333-112528), filed with the SEC on March 30, 2005.

Exhibit
No.	Description of Exhibit
10.2	Sublease agreement between Vought Aircraft Industries, Inc. and Lockheed Martin Corporation, as amended, dated October 15, 1993, with respect to the property known as 1701 W. Marshall Street, Grand Prairie, TX. Incorporated by reference from Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

10.3	Facilities Use Agreement between Vought Aircraft Industries, Inc. and the United States Government, dated August 23, 2001 (contract # NOO421-01-E-0372) with respect to the property known as 9314 West Jefferson Street, Dallas, TX. Incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

10.4	Information Services Agreement between Vought Aircraft Industries, Inc. and Northrop Grumman Commercial Information Services Inc., dated December 17, 2002. Incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

10.5	Severance Agreement between Vought Aircraft Industries, Inc. and Lloyd R. “Skip” Sorenson, dated December 6, 2004. Incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (Registration No. 333-112528), filed with the SEC on March 30, 2005.

10.6	Agreement dated March 29, 2006 regarding the extension of the Severance Agreement between Vought Aircraft Industrites, Inc. and Lloyd “Skip” Sorenson. Incorporated by reference from exhibit 10.6 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 29, 2006.

10.7	Employment agreement between Vought Aircraft Industrites, Inc. and Elmer Doty Incorporated by reference from exhibit 10.7 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 29, 2006.

10.8	Separation agreement between Vought Aircraft Industries, Inc. and Tom Risley dated January 31, 2006. Incorporated by reference from Exhibit 10.1 to the Registrant’s filing of Form 8-K with the SEC on February 6, 2006.

10.9	Consulting agreement between Vought Aircraft Industries, Inc. and Tom Risley dated January 31, 2006. Incorporated by reference from Exhibit 10.2 to the Registrant’s filing of Form 8-K with the SEC on February 6, 2006.

10.10	Separation agreement between Vought Aircraft Industries, Inc. and Erich Smith dated April 21, 2006. Incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006.

10.11	Separation agreement between Vought Aircraft Industries, Inc. and Vern Broomall dated June 16, 2006. Incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2006.

10.12*	Employment agreement between Vought Aircraft Industries, Inc. and Keith Howe dated January 4, 2007.

14.1	Code of Ethics for the Board of Directors, Chief Executive Officer, Chief Financial Officer and Controller. Incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (Registration No. 333-112528), filed with the SEC on March 30, 2005.

21.1	Subsidiaries of the Registrant. Incorporated by reference from Exhibit 21.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.

March 14, 2007 (Date)	/s/ ELMER DOTY Elmer Doty
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ ELMER DOTY Elmer Doty	President, Chief Executive Officer and Director	March 14, 2007

/s/ Keith Howe Keith Howe	Vice President and Chief Financial Officer	March 14, 2007

/s/ WENDY HARGUS Wendy Hargus	Treasurer and Interim Principal Accounting Officer	March 14, 2007

/s/ Peter Clare Peter Clare	Director	March 14, 2007

/s/ Allan Holt Allan Holt	Director	March 14, 2007

/s/ John Jumper John Jumper	Director	March 14, 2007

/s/ Ian Massey Ian Massey	Director	March 14, 2007

/s/ Adam Palmer Adam Palmer	Director	March 14, 2007

/s/ Dan Schrage Dan Schrage	Director	March 14, 2007

/s/ David Squier David Squier	Director	March 14, 2007

/s/ Sam White Sam White	Director	March 14, 2007