Form 10-Q
period 2007-04-01
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2007-05-16
CIK 1278061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 333-112528
Vought Aircraft Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2884072

(State of Incorporation)	(I.R.S. Employer Identification Number)

9314 West Jefferson Boulevard M/S 49R-06
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at May 3, 2007 was 24,776,578.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
($ in millions, except per share amounts)

	April 1,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$90.0	$93.4
Accounts receivable	121.4	82.1
Inventories	323.7	337.8
Other current assets	19.2	7.3

Total current assets	554.3	520.6

Property, plant and equipment, net	526.1	530.4
Goodwill	527.7	527.7
Identifiable intangible assets, net	62.6	64.9
Debt origination costs, net and other assets	14.2	15.1

Total assets	$1,684.9	$1,658.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$103.4	$118.4
Accrued and other liabilities	64.9	76.2
Accrued payroll and employee benefits	31.1	40.8
Accrued post-retirement benefits-current	51.3	51.3
Accrued pension-current	37.0	25.6
Current portion of long-term bank debt	4.0	4.0
Capital lease obligation	1.1	1.3
Accrued contract liabilities	383.8	333.7

Total current liabilities	676.6	651.3

Long-term liabilities:
Accrued post-retirement benefits	477.0	478.8
Accrued pension	334.6	352.0
Long-term bank debt, net of current portion	412.0	413.0
Long-term bond debt	270.0	270.0
Other non-current liabilities	183.5	186.9

Total liabilities	2,353.7	2,352.0

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,772,312 and 24,755,248 issued and outstanding at April 1, 2007 and December 31, 2006, respectively	0.3	0.3
Additional paid-in capital	415.5	414.8
Shares held in rabbi trust	(1.6)	(1.6)
Stockholders’ loans	(1.0)	(1.0)
Accumulated deficit	(622.1)	(641.3)
Accumulated other comprehensive loss	(459.9)	(464.5)

Total stockholders’ equity (deficit)	$(668.8)	$(693.3)

Total liabilities and stockholders’ equity (deficit)	$1,684.9	$1,658.7

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
($ in millions)
(unaudited)

	For the Three Months Ended
	April 1,	March 26,
	2007	2006
Net sales	$380.7	$322.8

Costs and expenses

Cost of sales	292.5	299.9
Selling, general and administrative expenses	54.0	58.0

Total costs and expenses	346.5	357.9

Operating income (loss)	34.2	(35.1)

Other income (expense)
Interest income	1.3	0.3
Other income (loss)	(0.1)	—
Equity in earnings (loss) of joint venture	(0.3)	(1.7)
Interest expense	(15.9)	(15.0)

Income (loss) before income taxes	19.2	(51.5)
Income taxes	—	—

Net income (loss)	$19.2	$(51.5)

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
($ in millions) (Unaudited)

	Three Months Ended
	April 1,	March 26,
	2007	2006
Operating activities
Net income (loss)	$19.2	$(51.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15.1	14.3
Stock compensation (income) expense	0.7	—
Equity in losses of joint venture	0.3	1.7
Loss from asset sales	0.4	0.1
Changes in current assets and liabilities:
Accounts receivable	(39.3)	(14.0)
Inventories, net of advances and progress billings	14.1	(26.6)
Other current assets	(3.2)	(3.0)
Accounts payable, trade	(15.0)	9.8
Accrued payroll and employee benefits	(9.7)	(0.7)
Accrued and other liabilities	—	(1.0)
Accrued contract liabilities	50.1	94.2
Other assets and liabilities—long-term	(12.9)	5.6

Net cash provided by (used in) operating activities	19.8	28.9
Investing activities
Capital expenditures	(17.5)	(40.8)
Investment in joint venture	(4.5)	—

Net cash provided by (used in) investing activities	(22.0)	(40.8)
Financing activities
Proceeds from short-term bank debt	—	65.0
Payments on short-term bank debt	—	(65.0)
Payments on long-term bank debt	(1.0)	—
Payments on capital leases	(0.2)	(0.2)
Proceeds from governmental grants	—	16.4

Net cash provided by (used in) financing activities	(1.2)	16.2

Net increase (decrease) in cash and cash equivalents	(3.4)	4.3
Cash and cash equivalents at beginning of period	93.4	10.1

Cash and cash equivalents at end of period	$90.0	$14.4

See accompanying notes

Vought Aircraft Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Period Ending April 1, 2007
(Unaudited)
Note 1 – Organization and Basis of Presentation
     Vought Aircraft Industries, Inc. (“Vought”) and its wholly owned subsidiaries, VAC Industries, Inc., Vought Commercial Aircraft Corporation and Contour Aerospace Corporation (“Contour”) are herein referred to collectively as “We” or the “Company.” We are one of the largest independent manufacturers of aerostructures for commercial, military and business jet aircraft in the world. We develop and manufacture fuselages, wings and wing assemblies, empennages (which are tail assemblies comprised of horizontal and vertical stabilizers, elevators and rudders), aircraft doors, nacelle components (which are the structures around engines) and control surfaces (such as rudders, spoilers, ailerons and flaps) as well as rotorcraft cabins and substructures. These aerostructures are subsequently integrated by our customers into a wide range of commercial, military and business jet aircraft manufactured by some of the world’s leading aerospace companies. Our customers are the leading prime manufacturers of commercial, military and business jet aircraft, including Airbus S.A.S. (“Airbus”), Bell Helicopter Textron, Inc. (“Bell Helicopter”), The Boeing Company (“Boeing”), Gulfstream Aerospace Corp., a General Dynamics Company (“Gulfstream”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop Grumman”), Sikorsky Aircraft Corporation, a United Technologies Company (“Sikorsky”), among others, and the U.S. Air Force (“Air Force”). We generated net sales of $380.7 million for the three-months ended April 1, 2007. Our corporate office is in Dallas, Texas, and production work is performed at sites in Hawthorne and Brea, California; Dallas and Grand Prairie, Texas; Milledgeville, Georgia; Everett, Washington; Nashville, Tennessee; Stuart, Florida; and North Charleston, South Carolina. The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three-months ended April 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The consolidated balance sheet at December 31, 2006 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.
     In fourth quarter of 2006, we reclassified information technology costs from general and administrative expenses to cost of sales because information and technology directly supports manufacturing and engineering activities. For presentation purposes, $15.4 million of information technology costs were reclassified to cost of sales for the three-month period ended March 26, 2006.
Note 2-Recent Accounting Pronouncements
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
Note 3 – Inventories
     Costs included in inventory consist of all direct production costs, manufacturing and engineering overhead and production tooling costs.
     Inventories consisted of the following:

	April 1,	December 31,
	2007	2006
	($ in millions)
Production costs of contracts in process	$546.6	$539.3
Finished goods	2.2	3.1
Less: unliquidated progress payments	(225.1)	(204.6)

Total inventories	$323.7	$337.8

Note 4- Assets Held for Sale
     In March 2007, we reclassified $8.6 million of long-term assets to assets held for sale in the other current assets balance in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets held for sale include a warehouse and land located in Grand Prairie, Texas. We anticipate the sale of these assets to occur later this year and we do not anticipate any gain or loss from the sale of these assets. The nature of the sale of these assets is due mainly to idle capacity. The carrying value of the assets held for sale as of April 1, 2007 is as follows:

Net
Carrying
Value
($ in millions)
Warehouse	$6.3
Land	2.3

Total	$8.6

Note 5 – Goodwill and Intangible Assets
     Goodwill is tested for impairment, at least annually, by reporting unit in accordance with the provisions of SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment, compares the fair value of a reporting unit with its carrying value. We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Since we currently have an accumulated deficit no impairment charges were recognized in 2006, 2005 or 2004.
     For this testing we use an independent valuation firm to assist in the estimation of enterprise fair value using standard valuation techniques such as discounted cash flow, market multiples and comparable transactions. The discounted cash flow fair value estimates are based on management’s projected future cash flows and the estimated weighted average cost of capital. The estimated weighted average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital.
     We must make assumptions regarding estimated future cash flows and other factors used by the independent valuation firm to determine the fair value. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for goodwill in the future.
     Intangible assets consisted of the following:

	April 1,	December 31,
	2007	2006
	($ in millions)
Programs and contracts	$137.3	$137.3
Pension asset	15.7	15.7
Less: accumulated amortization	(90.4)	(88.1)

Identifiable intangible assets, net	$62.6	$64.9

     Scheduled remaining amortization of identifiable intangible assets is as follows as of April 1, 2007:

($ in millions)
2007	$7.7
2008	8.9
2009	8.9
2010	6.0
2011	2.1
Thereafter	13.3

$46.9

Note 6 – Pension and Other Post-retirement Benefits
     The components of net periodic benefit cost for our pension plans and other post-retirement benefit plans were as follows:

			Other Post-retirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	April 1,	March 26,	April 1,	March 26,
	2007	2006	2007	2006
Components of net periodic benefit cost (income):
Service cost	$4.7	$6.2	1.4	$1.5
Interest cost	25.5	26.2	8.2	8.5
Expected return on plan assets	(29.4)	(28.8)	—	—
Amortization of net loss	9.2	14.3	1.5	3.5
Amortization of prior service cost	1.0	0.8	(2.3)	(2.5)
Settlement charge	4.6	—	—	—

Net periodic benefit cost	$15.6	$18.7	$8.8	$11.0

Defined contribution plans cost	$2.0	$1.8

     From time to time, we have made changes to our benefits provided to various groups of plan participants. As previously announced, effective December 31, 2007, we will freeze benefit accruals under our non-represented employee pension plans. Affected employees will no longer earn credited service and future salary increases will not be factored into the benefit calculation after that date. The settlement charge of $4.6 million recorded as part of the net periodic benefit cost and other comprehensive loss for the period ended April 1, 2007 is a result of lump sum payments made under provisions of our non-qualified (“excess”) pension plan.
Note 7 – Perry Site Closure
     During 2001, we finalized and approved a restructuring plan designed to reduce our infrastructure costs by closing our Perry, Georgia facility and relocating the facility’s production effort to the Stuart, Florida site. At December 31, 2001, we had accrued $12.6 million related to costs on non-cancelable lease payments and maintenance and other closeout costs to be paid, after the anticipated closure date for the Perry facility.
     The closure of Perry was completed at the beginning of the third quarter of 2002. The table below details the remaining balance of the non-cancelable lease payments and maintenance costs, which extend to April 2007, as well as other amounts accrued for facility closeout costs.
  The following is a roll-forward of remaining amounts accrued for the Perry site closure and are included in accrued and other liabilities:

Accrued Restructuring
Reserve Perry Site
($ in millions)
Balance December 31, 2005	$5.7
Cash expenditures	(2.2)

Balance December 31, 2006	$3.5
Cash expenditures and adjustment for the three months ended April 1, 2007	(1.5)

Balance April 1, 2007	$2.0

Note 8- Commitments
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
     The following is a roll-forward of amounts accrued for warranty reserves included in current and non-current other liabilities:

Warranty
Reserve
($ in millions)
Beginning Balance at December 31, 2005	$8.0
Warranty costs incurred	(0.2)
Additions charged to cost of sales:
Warranties issued	1.3
Charges related to pre-existing warranties	(2.3)

Beginning Balance at December 31, 2006	$6.8

Warranty costs incurred	(0.2)
Additions charged to cost of sales:
Warranties issued	0.2
Charges related to pre-existing warranties	—

Ending Balance at April 1, 2007	$6.8

Note 9- Environmental Contingencies
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

     We have an accrual of $4.1 million for environmental costs at both April 1, 2007 and December 31, 2006.
     The following is a roll-forward of amounts accrued for environmental liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2005	$4.3
Environmental costs incurred	(0.2)

Balance at December 31, 2006	4.1
Environmental costs incurred	—

Balance at April 1, 2007	$4.1

Note 10- Other Non-Current Liabilities
     Other non-current liabilities consisted of the following:

	April 1,	December 31,
	2007	2006
	($ in millions)
Deferred income from the sale of Hawthorne facility	$52.6	$52.6
State of South Carolina grant monies (a)	67.0	67.2
State of Texas grant monies	35.0	35.0
Deferred worker’s compensation	18.2	16.9
Accrued warranties	5.3	5.5
Investment in joint venture	—	4.1
Other	5.4	5.6

Total other non-current liabilities	$183.5	$186.9

(a)
With the activation of the South Carolina plant in June 2006, we began recognizing a portion of the State of South Carolina grant monies as a reduction of depreciation expense, which amounted to $0.8 million for both of the three-month periods ended April 1, 2007 and December 31, 2006. No grant monies were recognized as a reduction of depreciation expense during the three-month period ended March 26, 2006.

Note 11- Income Taxes
     Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

     Because we are in a cumulative net operating loss position, there was no material impact to our consolidated financial position at the date of adoption. The cumulative effects of applying this interpretation resulted in an unrecognized tax benefit of $10.2 million which causes a reduction of the net operating loss deferred tax asset and a corresponding reduction in the valuation allowance.
     We recognize accrued interest and penalties related to unrecognized tax benefits in federal income tax expense. As of the date of adoption of FIN 48, we had no material amounts of interest and penalties related to unrecognized tax benefits accrued.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to examination by the Internal Revenue Service in the U.S. federal tax jurisdiction for the 2000-2006 tax years. We are also subject to examination in various state jurisdictions for the 2000-2006 tax years.
Note 12 – Stock-Based Compensation
     We maintain two stock option plans and one incentive award plan under which we have issued equity-based awards to our employees and our directors.
     We recognized total compensation expense of $0.7 million and $6,355 associated with stock-based awards, granted pursuant to these plans for the three-month periods ended April 1, 2007 and March 26, 2006, respectively.
Stock Options
     Stock options have been granted for a fixed number of shares to employees and directors with an exercise price equal to no less than the fair value of the shares at the date of grant. We have adopted SFAS 123R Share-based Payment (“SFAS 123R”) and elected to apply the “modified prospective” method. SFAS 123R requires us to value stock options granted prior to its adoption under the fair value method and expense these amounts over the stock options’ remaining vesting period. This resulted in our expensing of $6,335 in each of the three-month periods ended April 1, 2007 and March 26, 2006. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. No additional stock options have been granted since our adoption of SFAS 123R. The assumptions in our fair value calculation are as follows:

Expected dividend yield		0%
Risk free interest rate		3.9%-4.4%
Expected term	6	years
     The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. The expected life of our stock options was based on the vesting term of the options.

     A summary of stock option activity for the three-month period ended April 1, 2007 is as follows:

			Remaining
		Exercise	Contractual	Aggregate
		Price Per	Term (*)	Intrinsic
	Shares	Share (*)	(in years)	Value
Outstanding at December 31, 2006	850,587	$13.59
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(18,997)	$9.98

Outstanding at April 1, 2007	831,590	$13.67	4.0	$—

Vested or expected to vest (1)	831,590	$13.67	4.0	$—

Exercisable at April 1, 2007	748,750	$13.15	4.0	$—

(*)	Weighted-average

(1)	Represents outstanding options reduced by expected forfeitures. Expected forfeitures assumed under SFAS 123 were zero
Stock Appreciation Rights (“SARs”)
     The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model and based on a number of assumptions including expected term, volatility and interest rates. We do not have publicly traded equity and our history is short, so we have no reliable historical data to estimate the expected term effectively. Therefore, in compliance with SAB 107, we used a temporary “simplified method” to estimate our expected term. Based on the guidance of SFAS 123R, expected volatility was derived from an index of historical volatilities from several companies that conduct business in the aerospace industry. The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. The compensation expense relating to these awards was $0.4 million for the three-month period ended April 1, 2007. There were no SARs issued or outstanding for the three-month period ended March 26, 2006.
     The assumptions used in our calculation of fair value during the three-month period ended April 1, 2007 were as follows:

	April 1,
	2007
Stock price		$8.79
Strike price		$10.00
Expected term	6.25	years
Risk-free interest rate		5.02%
Expected Volatility		54%
Dividend Rate		0%
     A summary of SAR activity for the three-month period ended April 1, 2007 follows:

			Remaining
		Exercise	Contractual	Aggregate
		Price Per	Term (*)	Intrinsic
	Shares	Share (*)	(in years)	Value
Outstanding at December 31, 2006	797,270	$10.00
Granted	157,990	$10.00
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding at April 1, 2007	955,260	$10.00	9.6	$—

Vested or expected to vest (1)	877,441	$10.00	9.6	$—

Exercisable at April 1, 2007	216,940	$10.00	9.6	$—

(*)	Weighted-average

(1)	Represents outstanding options reduced by expected forfeitures.

Restricted Stock Units (“RSUs”)
     RSUs are awards of stock units that can be converted into common stock. The value of each RSU awarded is the same as the fair market value of our common stock at the date of grant in accordance with SFAS 123R. Because we do not have publicly traded equity, an independent third party valuation firm computes the fair value of our common stock. The compensation expense relating to these awards was $0.3 million for the three-month period ended April 1, 2007. There were no RSUs issued or outstanding for the three-month period ended March 26, 2006.
     A summary of RSU activity for the three-month period ended April 1, 2007 follows:

		Grant-date
	Units	Fair-Value
Outstanding at December 31, 2006	395,140	$8.79
Granted	45,140	$8.79
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding at April 1, 2007	440,280	$8.79

Vested or expected to vest (1)	413,780	$8.79

(1)	Represents outstanding options reduced by expected forfeitures.
Restricted Shares
     During the first quarter of 2007, 17,064 restricted shares were granted to outside directors. These restricted shares will vest over the course of 2007. The restricted shares were valued at the fair value of our common stock at the date of grant. The compensation expense recorded for these shares for the three-month period ended April 1, 2007 was approximately $37,000.
Note 13- Related Party Transactions
     A management agreement between Vought and its principal stockholder, The Carlyle Group, requires us to pay an annual fee of $2.0 million for various management services. We incurred fees and allowable expenses of $0.5 million for each of the three-month periods ended April 1, 2007 and March 26, 2006.
     On February 6, 2006, upon the retirement in the first quarter of 2006 of Tom Risley (“Mr. Risley”), our former Chief Executive Officer, the Company entered into a consulting agreement with Mr. Risley for a minimum fee of $36,000 plus expenses, with a total payout plus expenses not to exceed $200,000. The total fees and expenses incurred under that agreement            were $43,800 through the expiration of the agreement on February 28, 2007. Of that total, approximately $9,000 was incurred during the three-month period ended April 1, 2007.
     Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to arm’s-length, long-term contracts. On September 29, 2006, The Carlyle Group (which is our controlling stockholder) acquired a majority stake in Wesco, and as a result, Wesco and we are now under common control of The Carlyle Group through its affiliated funds. In addition, three of our Directors, Messrs. Squier, Clare and Palmer, also serve on the board of directors of Wesco. The Carlyle Group will indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the three-month period ended April 1, 2007 was approximately $3 million.

Note 14- Guarantor Subsidiaries
     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by our 100% owned subsidiaries. In accordance with criteria established under Rule 3-10(f) of Regulation S-X under the Securities Act, summarized financial information of the Vought and its subsidiary is presented below:

Consolidating Balance Sheet
April 1, 2007
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$90.0	$—		$90.0
Accounts receivable	114.1	7.3	—	121.4
Intercompany receivable	20.7	6.5	(27.2)	—
Inventories	310.7	13.0	—	323.7
Other current assets	18.7	0.5	—	19.2

Total current assets	554.2	27.3	(27.2)	554.3

Property, plant and equipment, net	517.7	8.4		526.1
Goodwill	464.0	63.7		527.7
Identifiable intangible assets, net	62.6	—		62.6
Investment in affiliated company	71.6	—	(71.6)	—
Debt origination costs, net and other assets	14.1	0.1		14.2

Total assets	$1,684.2	$99.5	$(98.8)	$1,684.9

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$98.6	$4.8		$103.4
Intercompany payable	6.5	20.7	(27.2)	—
Accrued and other liabilities	64.3	0.6		64.9
Accrued payroll and employee benefits	30.1	1.0		31.1
Accrued post-retirement benefits — current	51.3			51.3
Accrued pension — current	37.0			37.0
Current portion of long-term bank debt	4.0			4.0
Capital lease obligations	0.3	0.8		1.1
Accrued contract liabilities	383.8			383.8

Total current liabilities	675.9	27.9	(27.2)	676.6

Long-term liabilities:
Accrued post-retirement benefits	477.0	—	—	477.0
Accrued pension	334.6	—	—	334.6
Long-term bank debt, net of current portion	412.0	—	—	412.0
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	183.5	—	—	183.5

Total liabilities	2,353.0	27.9	(27.2)	2,353.7

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 24,772,312 issued and outstanding	0.3	—		0.3
Additional paid-in capital	415.5	80.3	(80.3)	415.5
Shares held in rabbi trust	(1.6)	—		(1.6)
Stockholders’ loans	(1.0)	—		(1.0)
Accumulated deficit	(622.1)	(8.7)	8.7	(622.1)
Accumulated other comprehensive loss	(459.9)	—		(459.9)

Total stockholders’ equity (deficit)	(668.8)	71.6	(71.6)	(668.8)

Total liabilities and stockholders’ equity (deficit)	$1,684.2	$99.5	$(98.8)	$1,684.9

Consolidating Balance Sheet
December 31, 2006
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$92.5	$0.9	$—	$93.4
Accounts receivable	78.1	4.0	—	82.1
Intercompany receivable	18.1	6.2	(24.3)	—
Inventories	324.5	13.3	—	337.8
Other current assets	6.9	0.4	—	7.3

Total current assets	520.1	24.8	(24.3)	520.6

Property, plant and equipment, net	520.6	9.8	—	530.4
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	64.9	—	—	64.9
Investment in affiliated company	74.1	—	(74.1)	—
Debt origination costs, net and other assets	15.0	0.1	—	15.1

Total assets	$1,658.7	$98.4	$(98.4)	$1,658.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$114.7	$3.7	$—	$118.4
Intercompany payable	6.2	18.1	(24.3)	—
Accrued and other liabilities	75.6	0.6	—	76.2
Accrued payroll and employee benefits	39.9	0.9	—	40.8
Accrued post-retirement benefits — current	51.3	—	—	51.3
Accrued pension — current	25.6	—	—	25.6
Current portion of long-term bank debt	4.0	—	—	4.0
Capital lease obligations	0.3	1.0	—	1.3
Accrued contract liabilities	333.7	—	—	333.7

Total current liabilities	651.3	24.3	(24.3)	651.3

Long-term liabilities:
Accrued post-retirement benefits	478.8	—	—	478.8
Accrued pension	352.0	—	—	352.0
Long-term bank debt, net of current portion	413.0	—	—	413.0
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	186.9	—	—	186.9

Total liabilities	2,352.0	24.3	(24.3)	2,352.0

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 24,755,248 issued and outstanding	0.3	—	—	0.3
Additional paid-in capital	414.8	80.3	(80.3)	414.8
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.0)	—	—	(1.0)
Accumulated deficit	(641.3)	(6.2)	6.2	(641.3)
Accumulated other comprehensive loss	(464.5)	—	—	(464.5)

Total stockholders’ equity (deficit)	(693.3)	74.1	(74.1)	(693.3)

Total liabilities and stockholders’ equity (deficit)	$1,658.7	$98.4	$(98.4)	$1,658.7

Consolidating Statement of Operations
Three Months Ended April 1, 2007
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$368.2	$14.6	$(2.1)	$380.7

Costs and expenses
Cost of sales	278.8	15.8	(2.1)	292.5
Selling, general and administrative expenses	52.8	1.2	—	54.0

Total costs and expenses	331.6	17.0	(2.1)	346.5

Operating income (loss)	36.6	(2.4)	—	34.2

Other income (expense)
Interest income	1.3	—	—	1.3
Other income (loss)	—	(0.1)	—	(0.1)
Equity in earnings (loss) of joint venture	(0.3)	—	—	(0.3)
Interest expense	(15.9)	—	—	(15.9)
Equity in income of consolidated subsidiaries	(2.5)	—	2.5	—

Income (loss) before income taxes	19.2	(2.5)	2.5	19.2

Income taxes	—	—	—	—

Net income (loss)	$19.2	$(2.5)	$2.5	$19.2

Consolidating Statement of Operations
Three Months Ended March 26, 2006
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$314.7	$10.5	$(2.4)	$322.8

Costs and expenses
Cost of sales	292.5	9.8	(2.4)	299.9
Selling, general and administrative expenses	57.3	0.7	—	58.0
Total costs and expenses	349.8	10.5	(2.4)	357.9

Operating income (loss)	(35.1)	—	—	(35.1)

Other income (expense)
Interest income	0.3	—	—	0.3
Other income (loss)	—	—	—	—
Equity in earnings (loss) of joint venture	(1.7)	—	—	(1.7)
Interest expense	(15.0)	—	—	(15.0)
Equity in income of consolidated subsidiaries	—	—	—	—

Income (loss) before income taxes	(51.5)	—	—	(51.5)

Income taxes	—	—	—	—

Net income (loss)	$(51.5)	$—	$—	$(51.5)

Consolidating Statement of Cash Flows
Three Months Ended April 1, 2007
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$19.2	$(2.5)	$2.5	$19.2
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	14.7	0.4	—	15.1
Non-cash stock compensation expense	0.7	—	—	0.7
Equity in losses of joint venture	0.3	—	—	0.3
Loss from asset sales	0.3	0.1	—	0.4
Income from investments in consolidated subsidiaries	2.5		(2.5)	—
Changes in current assets and liabilities:
Accounts receivable	(35.9)	(3.4)	—	(39.3)
Intercompany accounts receivable	(3.6)	(0.3)	3.9	—
Inventories, net of advance and progress billings	13.8	0.3	—	14.1
Other current assets	(3.1)	(0.1)	—	(3.2)
Accounts payable, trade	(16.1)	1.1	—	(15.0)
Intercompany accounts payable	0.3	3.6	(3.9)	—
Accrued payroll and employee benefits	(9.8)	0.1	—	(9.7)
Accrued and other liabilities	—	—	—	—
Accrued contract liabilities	50.1	—	—	50.1
Other assets and liabilities — long-term	(12.9)	—	—	(12.9)

Net cash provided by (used in) operating activities	20.4	(0.7)	—	19.8

Investing activities
Capital expenditures	(17.4)	(0.1)	—	(17.5)
Investment in joint venture	(4.5)	—	—	(4.5)

Net cash provided by (used in) investing activities	(21.9)	(0.1)	—	(22.0)

Financing activities
Payments on long-term bank debt	(1.0)	—	—	(1.0)
Payments on capital leases	(0.1)	(0.1)	—	(0.2)

Net cash provided by (used in) financing activities	(1.1)	(0.1)	—	(1.2)
Net increase (decrease) in cash and cash equivalents	(2.6)	(0.9)	—	(3.4)
Cash and cash equivalents at beginning of period	92.5	0.9	—	93.4

Cash and cash equivalents at end of period	$89.9	$0.0	$—	$90.0

Consolidating Statement of Cash Flows
Three Months Ended March 26, 2006
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(51.5)	$—	$—	$(51.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	13.5	0.8	—	14.3
Equity in losses of joint venture	1.7	—	—	1.7
Loss from asset sales	0.1	—	—	0.1
Income from investments in consolidated subsidiaries			—	—
Changes in current assets and liabilities:
Accounts receivable	(15.4)	1.4	—	(14.0)
Intercompany accounts receivable	(0.9)	(0.7)	1.6	—
Inventories, net of advance and progress billings	(24.4)	(2.2)	—	(26.6)
Other current assets	(3.1)	0.1	—	(3.0)
Accounts payable, trade	9.8	—	—	9.8
Intercompany accounts payable	0.7	0.9	(1.6)	—
Accrued payroll and employee benefits	(0.8)	0.1	—	(0.7)
Accrued and other liabilities	(1.2)	0.2	—	(1.0)
Accrued contract liabilities	94.2	—	—	94.2
Other assets and liabilities — long-term	5.7	(0.1)	—	5.6

Net cash provided by (used in) operating activities	28.4	0.5	—	28.9

Investing activities
Capital expenditures	(40.5)	(0.3)	—	(40.8)

Net cash provided by (used in) investing activities	(40.5)	(0.3)	—	(40.8)

Financing activities
Proceeds from short-term bank debt	65.0	—	—	65.0
Payments on short-term bank debt	(65.0)	—	—	(65.0)
Payments on capital leases	—	(0.2)	—	(0.2)
Proceeds from governmental grants	16.4	—	—	16.4

Net cash provided by (used in) financing activities	16.4	(0.2)	—	16.2

Net increase (decrease) in cash and cash equivalents	4.3	—	—	4.3
Cash and cash equivalents at beginning of period	9.9	0.2	—	10.1

Cash and cash equivalents at end of period	$14.2	$0.2	$—	$14.4

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
Overview
     We principally develop and manufacture aerostructures for commercial, military and business jet aircraft which includes fuselages, wings and wing assemblies, empennages (which are tail assemblies comprised of horizontal and vertical stabilizers, elevators and rudders), aircraft doors, nacelle components (which are the structures around engines) and control surfaces (such as rudders, spoilers, ailerons and flaps) as well as rotorcraft cabins and substructures. We serve customers in the commercial, military, and business jet markets. We expect our commercial business to increase as a percentage of our total sales over the next few years as the Boeing 787 program enters into full production, Airbus shipments increase above previous rates, and the C-17 program ends.
Recent Events
     On March 8, 2007, an election was held among our production and maintenance employees at our Hawthorne, California facility as a result of a petition for representation filed by the International Association of Machinists and Aerospace Workers (“IAM”). In that election, the results of which were finalized on March 23, 2007, the employees rejected the representation of the IAM.
     On May 3, 2007 we announced a life-of-program contract extension with Airbus for various long-range aircraft wing packages. The new contract, with its provisions for increased delivery rates, has a potential total value of approximately $1 billion over the next five years. Under the contract, Vought continues to be the sole-source supplier to Airbus on the A330/A340 mid-and outboard leading edge assemblies, top panel assemblies, center spar assemblies and mid-rear spars as well as the A340-500/600 mid- and outboard leading edge assemblies, top skins and stringers, center spar assemblies and mid-rear spars.

Results of Operations

	Three Months	Three Months
	Ended	Ended
	April 1,	March 26,
	2007	2006	Change
	($ in millions)
Net sales:
Commercial	$193.8	$138.2	55.6
Military	114.5	128.7	(14.2)
Business Jets	72.4	55.9	16.5

Total net sales	$380.7	$322.8	57.9
Costs and expenses:
Cost of sales (1)	292.5	299.9	(7.4)
Selling, general and administrative (1)	54.0	58.0	(4.0)

Total costs and expenses	$346.5	$357.9	$(11.4)
Operating income (loss)	34.2	(35.1)	69.3
Interest expense, net	(14.6)	(14.7)	0.1
Other (loss)	(0.1)	—	(0.1)
Equity in (loss) of joint venture	(0.3)	(1.7)	1.4
Income taxes	—	—	—

Net Income (loss)	$19.2	$(51.5)	$70.7

(1)
We reclassified prior year costs related to information technology from general and administrative expenses to cost of sales because information and technology directly supports manufacturing and engineering activities.

Comparison of Results of Operations for the Three-months Ended April 1, 2007 and March 26, 2006
Net sales. Net sales for the quarter ended April 1, 2007 were $380.7 million, an increase of $57.9 million or 18%, compared with net sales of $322.8 million for the same period in the prior year. When comparing the first quarter of 2007 with the same period in the prior year:
•
Commercial net sales increased by approximately $55.6 million or 40%, primarily due to increased sales for the Boeing 747 and 777 programs of $34.0 million and $6.2 million, respectively. These increases were primarily due to timing of deliveries for those programs. The remainder of the total increase was due largely to timing of deliveries and price adjustments for various other programs.

•
Military net sales decreased approximately $14.2 million or 11%, primarily as a result of lower non-recurring sales of $22.8 million for the C-5 program. In the first quarter of 2006, we had several large first article deliveries for the C-5 program compared to the normal deliveries in the first quarter 2007. We also experienced a decrease of approximately $6.5 million due to timing of deliveries for our Global Hawk program. These decreases were partially offset by increases related to timing of C-17 sales of $10.3 million and higher deliveries for the H-60 program of $10.0 million.

•	Business Jet net sales increased by approximately $16.5 million or 30% primarily due to timing of deliveries and price increases on certain programs.
Cost of sales. Cost of sales as a percentage of total sales decreased to 77% for the three-month period ended April 1, 2007 from 93% for the prior year. The decrease is due to the improved margins in many of our commercial, military and business jet programs as a result of our cost reduction efforts and improved pricing.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three-months ended April 1, 2007 were $54.0 million, a decrease of $4.0 million or 7% compared with SG&A expenses of $58.0 million for the same period in the prior year. We had an $12.4 million decrease in labor and other SG&A costs for the three-months ended April 1, 2007 compared to the same period in 2006. These decreases were partially offset by a $8.6 million increase in start up non-recurring expenses for the Boeing 787 program.
Operating income (loss). Operating income for the three-months ended April 1, 2007 was $34.2 million, compared to an operating loss of ($35.1) million for the same period in the prior year. The increase in income of $69.3 million is primarily related to an 18% increase in sales and improved margins discussed above, partially offset by increased Boeing 787 costs.
Interest expense, net. Interest expense, net for the three-months ended April 1, 2007 was $14.6 million, a decrease of $0.1 million compared with $14.7 million for the same period in the prior year. Interest expense remained relatively unchanged due to the lack of borrowings under our short-term revolver offset by a higher variable interest rate.
Critical Accounting Policies
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
Revenue Recognition
     The majority of our sales are made pursuant to written contractual arrangements or “contracts” to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed-price contracts. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (SOP 81-1) and sales and profits on contracts are recognized using the percentage-of-completion method of accounting. Sales and profits are recognized on production contracts as units are            delivered and accepted by the customer (the “units-of-delivery” method). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.
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

	April 1,	December 31,
	2007	2006
	($ in millions)
Advances and progress billings	$329.0	$258.9
Forward Loss	9.8	34.4
Purchase accounting adjustment	20.4	24.1
Other	24.6	16.3

Total accrued contract liability	$383.8	$333.7

Goodwill
     Goodwill is tested for impairment, at least annually, by reporting unit in accordance with the provisions of SFAS 142. Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment, compares the fair value of a reporting unit with its carrying value. We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Since we currently have an accumulated deficit no impairment charges were recognized in 2006, 2005 or 2004.
     For this testing we use an independent valuation firm to assist in the estimation of enterprise fair value using standard valuation techniques such as discounted cash flow, market multiples and comparable transactions. The discounted cash flow fair value estimates are based on management’s projected future cash flows and the estimated weighted average cost of capital. The estimated weighted average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital.
     We must make assumptions regarding estimated future cash flows and other factors used by the independent valuation firm to determine the fair value. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for goodwill in the future.
Recent Accounting Pronouncements
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
     We have eliminated more than 1,000 positions through the headcount reduction initiative undertaken during 2006, which we currently expect to result in approximately $100 million in annual savings. The savings expected include salary, fringes and related costs for the positions eliminated. Under contract accounting, pursuant to SOP 81-1, these cost savings will be realized through the income statement as a reduction of both cost of goods sold and general and administrative expenses (depending on the position eliminated and the type of work that person performed) over a two-year period. Due to the long-term growth expected in our business principally due to the Boeing 787 program, there is the potential that the impact of such savings on net income and cash flows will be offset in the future by unrelated cost increases.
     On July 2, 2003, we issued $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. Prior to July 15, 2007, paying a make-whole premium may redeem the notes in full or in part. We may also redeem the notes in full or in part any time after July 15, 2007 by paying a premium specified in the indenture. The notes are senior unsecured obligations guaranteed by all of Vought’s existing and future domestic subsidiaries.
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
     As of April 1, 2007, we had no borrowings under the Revolver. We had long-term debt of approximately $686.0 million, which included $416.0 million incurred under our senior secured credit facilities and $270.0 million of Senior Notes. In addition, we had $46.7 million outstanding Letters of Credit under the $75 million synthetic facility and $1.1 million of capital lease obligations.

     Credit Agreements and Debt Covenants. The agreements governing our debt contain customary affirmative and negative covenants for facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also includes financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios as defined in the agreement, and a limitation on our capital spending levels. The senior notes indenture also contains various restrictive covenants including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of April 1, 2007 we were in compliance with the covenants for our debt and credit facilities.
     In addition, the agreements governing our indebtedness include Adjusted EBITDA as a measure of our operating performance, and management believes that those agreements are material to our operations. Our $650 million senior secured credit facilities are material to our financial condition and results of operations because those facilities are our primary source of liquidity for working capital. The indenture governing our $270 million of 8% senior notes due 2011 is material to our financial condition because it governs a significant portion of our long-term capitalization while restricting our ability to conduct our business.
     Our senior secured credit facilities use Adjusted EBITDA to determine our compliance with two financial maintenance covenants. We are required not to permit our consolidated total leverage ratio, or the ratio of funded indebtedness (net of cash) at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter, to exceed 4.50:1.00 for periods ending during fiscal 2007, which threshold reduces to 4.25:1.00 for fiscal 2008, to 4.00:1.00 for fiscal 2009, to 3.75:1.00 for fiscal 2010 and to 3.50:1.00 thereafter. We also are required not to permit our consolidated net interest coverage ratio, or the ratio of Adjusted EBITDA for the twelve months ending on the last day of a quarter to our consolidated net interest expense for the twelve months ending on the same day, to be less than 3.00:1.00 for periods ending in fiscal 2007 and less than 3.50:1.00 thereafter. Each of these covenants are tested quarterly, and our failure to comply could result in a default and, potentially, an event of default under our senior secured credit facilities. If not cured or waived, an event of default could result in acceleration of this indebtedness. Our senior secured credit facilities also use Adjusted EBITDA to determine the interest rates on our borrowings, which are based on the consolidated total leverage ratio described above. Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our senior secured credit facilities. Accordingly, a change in our Adjusted EBITDA could increase or decrease our cost of funds.
     The indenture governing our notes contains a covenant that restricts our ability to incur additional indebtedness unless, among other things, we can comply with a fixed charge coverage ratio. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of Adjusted EBITDA for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels. Accordingly, Adjusted EBITDA is a key factor in determining how much additional indebtedness we may be able to incur from time to time to operate our business.
Cash Flow
Cash Flow Summary

	Three Months Ended
	April 1,	March 26,
	2007	2006
	($ in millions)
Net income (loss)	$19.2	$(51.5)
Non-cash items	16.5	16.1
Changes in working capital	(15.9)	64.3

Net cash provided by (used in) operating activities	19.8	28.9
Net cash provided by (used in) investing activities	(22.0)	(40.8)
Net cash provided by (used in) financing activities	(1.2)	16.2

Net increase (decrease) in cash and cash equivalents	(3.4)	4.3
Cash and cash equivalents at beginning of year	93.4	10.1

Cash and cash equivalents at end of period	$90.0	$14.4

     Net cash provided by operating activities for the three-months ended April 1, 2007 was $19.8 million, a decrease of $9.1 million compared to net cash provided by operating activities of $28.9 million for the same period in the prior year. The decrease is due mainly to the change in working capital. The $80.2 million change in working capital is due primarily to larger customer advances recorded in the three-month period ended March 26, 2006.
     Cash used in investing activities generally has been for capital expenditures. Net cash used for investing activities for the three-month period ended April 1, 2007 was $22.0 million, a decrease of $18.8 million or 46% compared to $40.8 million for the same period in the prior year. This reduction is due to decreases in capital spending for the Boeing 787 program and the related construction for the South Carolina site compared to 2006 levels as the program enters regular production.
     Cash used by financing activities for the three-month period ended April 1, 2007 was $1.2 million, a decrease of $17.4 million compared to net cash provided by financing activities of $16.2 million for the same period in the prior year. The decrease was due to $16.4 million of government grants, which were received in the period ended March 26, 2006. As of April 1, 2007, there were no outstanding borrowings on the Revolver, leaving borrowing capacity of $150.0 million available.
Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements as of April 1, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable-rate debt.
     Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. We continuously monitor collections and payments from customers and currently do not maintain a provision for estimated credit losses based upon our historical experience and the credit strength of our customer base of large aircraft manufacturers. While such credit losses have historically been within our expectations, we cannot guarantee that we will continue to experience the same credit loss rates in the future.
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

Interest Rate Risks
     From time to time, we may enter into interest rate swap agreements or other financial instruments in the normal course of business for purposes other than trading. These financial instruments are used to mitigate interest rate or other risks, although to some extent they expose us to market risks and credit risks. We control the credit risks associated with these instruments through the evaluation of the credit-worthiness of the counter parties. In the event that a counter party fails to meet the terms of a contract or agreement, then our exposure is limited to the current value, at that time, of the interest rate differential, not the full notional or contract amount. Management believes that such contracts and agreements have been executed with creditworthy financial institutions. As such, we consider the risk of nonperformance to be remote.
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
     We are exposed to cash flow risk due to changes in interest rates with respect to the entire $416.0 million of variable rate debt under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of April 1, 2007 would decrease our annual pre- tax income by approximately $4.2 million. All of our remaining debt is at fixed rates, therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
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
ITEM 4. CONTROLS AND PROCEDURES
     We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Vice President & Chief Financial Officer, our President & Chief Executive Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of April 1, 2007, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
(a) Exhibits

(10.1)*	Amendment to 2006 Incentive Award Plan dated May 3, 2007.

(10.2)*	Restricted Stock Unit Award Agreement with Keith Howe.

(31.1)*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc. (Registrant)

May 16, 2007 (Date)	/s/ KEITH HOWE Vice President and Chief Financial Officer

May 16, 2007 (Date)	/s/ WENDY HARGUS Interim Principal Accounting Officer