Form 10-Q
period 2007-07-01
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2007-08-14
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 333-112528
Vought Aircraft Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2884072

(State of Incorporation)	(I.R.S. Employer Identification Number)

201 East John Carpenter Freeway, Tower 1, Suite 900 Irving, Texas	75062

(Address of Principal executive offices)	(Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at August 6, 2007 was 24,776,578.

Part 1. Financial Information
Item 1. Financial Statements
Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
($ in millions, except per share amounts)

	July 1,
	2007	December 31,
	(unaudited)	2006
Assets
Current assets:
Cash and cash equivalents	$70.6	$93.4
Accounts receivable	115.0	82.1
Inventories	351.5	337.8
Other current assets	8.7	7.3

Total current assets	545.8	520.6

Property, plant and equipment, net	511.8	530.4
Goodwill	527.7	527.7
Identifiable intangible assets, net	60.3	64.9
Investment in joint venture	9.2	—
Debt origination costs, net and other assets	13.4	15.1

Total assets	$1,668.2	$1,658.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$111.2	$118.4
Accrued and other liabilities	73.0	76.2
Accrued payroll and employee benefits	31.3	40.8
Accrued post-retirement benefits-current	51.3	51.3
Accrued pension-current	41.9	25.6
Current portion of long-term bank debt	4.0	4.0
Capital lease obligation	0.7	1.3
Accrued contract liabilities	335.1	333.7

Total current liabilities	648.5	651.3

Long-term liabilities:
Accrued post-retirement benefits	473.1	478.8
Accrued pension	321.7	352.0
Long-term bank debt, net of current portion	411.0	413.0
Long-term bond debt	270.0	270.0
Other non-current liabilities	184.2	186.9

Total liabilities	2,308.5	2,352.0

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,776,578 and 24,755,248 issued and outstanding at July 1, 2007 and December 31, 2006, respectively	0.3	0.3
Additional paid-in capital	416.6	414.8
Shares held in rabbi trust	(1.6)	(1.6)
Stockholders’ loans	(1.0)	(1.0)
Accumulated deficit	(596.0)	(641.3)
Accumulated other comprehensive loss	(458.6)	(464.5)

Total stockholders’ equity (deficit)	$(640.3)	$(693.3)

Total liabilities and stockholders’ equity (deficit)	$1,668.2	$1,658.7

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
($ in millions)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Net sales	$427.6	$456.1	$808.3	$778.9

Costs and expenses

Cost of sales	325.8	345.2	618.3	645.1
Selling, general and administrative expenses	59.7	50.3	113.7	108.3
Impairment charge	—	8.5	—	8.5

Total costs and expenses	385.5	404.0	732.0	761.9

Operating income	42.1	52.1	76.3	17.0

Other income (expense)
Interest income	0.9	0.2	2.2	0.5
Other income (loss)	—	(0.1)	(0.1)	(0.1)
Equity in earnings (loss) of joint venture	(0.4)	(1.5)	(0.7)	(3.2)
Interest expense	(15.7)	(16.2)	(31.6)	(31.2)

Income (loss) before income taxes	26.9	34.5	46.1	(17.0)
Income taxes	(0.8)	—	(0.8)	—

Net income (loss)	$26.1	$34.5	$45.3	$(17.0)

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
($ in millions) (Unaudited)

	Six Months Ended
	July 1,	June 25,
	2007	2006
Operating activities
Net income (loss)	$45.3	$(17.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30.4	29.2
Impairment charge	—	8.5
Non-cash stock compensation (income) expense	1.8	—
Equity in losses of joint venture	0.7	3.2
Loss from asset sales	0.6	0.3
Changes in current assets and liabilities:
Accounts receivable	(32.9)	(36.4)
Inventories, net of advances and progress billings	(13.7)	(34.6)
Other current assets	(1.4)	(1.2)
Accounts payable, trade	(7.2)	27.2
Accrued payroll and employee benefits	(9.5)	(3.1)
Accrued and other liabilities	13.1	18.2
Accrued contract liabilities	1.4	113.2
Other assets and liabilities—long-term	(26.9)	(8.0)

Net cash provided by (used in) operating activities	1.7	99.5
Investing activities
Capital expenditures	(31.0)	(75.0)
Proceeds from sale of assets	23.1	0.3
Investment in joint venture	(14.0)	—

Net cash provided by (used in) investing activities	(21.9)	(74.7)
Financing activities
Proceeds from short-term bank debt	—	155.0
Payments on short-term bank debt	—	(155.0)
Payments on long-term bank debt	(2.0)	(1.0)
Payments on capital leases	(0.6)	(0.5)
Proceeds from sale of common stock	—	0.3
Proceeds from repayment of stockholder loans	—	0.1
Proceeds from governmental grants	—	16.1

Net cash provided by (used in) financing activities	(2.6)	15.0

Net increase (decrease) in cash and cash equivalents	(22.8)	39.8
Cash and cash equivalents at beginning of period	93.4	10.1

Cash and cash equivalents at end of period	$70.6	$49.9

See accompanying notes

Vought Aircraft Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Period Ending July 1, 2007
Note 1 – Organization and Basis of Presentation
     Vought Aircraft Industries, Inc. (“Vought”) and its wholly owned subsidiaries, VAC Industries, Inc., Vought Commercial Aircraft Corporation and Contour Aerospace Corporation (“Contour”) are herein referred to collectively as “We” or the “Company.” We are one of the largest independent manufacturers of aerostructures for commercial, military and business jet aircraft in the world. We develop and manufacture fuselages, wings and wing assemblies, empennages (which are tail assemblies comprised of horizontal and vertical stabilizers, elevators and rudders), aircraft doors, nacelle components (which are the structures around engines) and control surfaces (such as rudders, spoilers, ailerons and flaps) as well as rotorcraft cabins and substructures. These aerostructures are subsequently integrated by our customers into a wide range of commercial, military and business jet aircraft manufactured by some of the world’s leading aerospace companies. Our customers are the leading prime manufacturers of commercial, military and business jet aircraft, including Airbus S.A.S. (“Airbus”), Bell Helicopter Textron, Inc. (“Bell Helicopter”), The Boeing Company (“Boeing”), Gulfstream Aerospace Corp., a General Dynamics Company (“Gulfstream”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop Grumman”), Sikorsky Aircraft Corporation, a United Technologies Company (“Sikorsky”), among others, and the U.S. Air Force (“Air Force”). We are headquartered in Dallas, Texas, and production work is performed at sites in Hawthorne and Brea, California; Dallas and Grand Prairie, Texas; Milledgeville, Georgia; Everett, Washington; Nashville, Tennessee; Stuart, Florida; and North Charleston, South Carolina.
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     In fourth quarter of 2006, we reclassified information technology costs from general and administrative expenses to cost of sales because information and technology directly supports manufacturing and engineering activities. For presentation purposes, $14.9 million and $30.3 million of information technology costs were reclassified to cost of sales for the three month and six months ended June 25, 2006, respectively.

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
Note 3 – Inventories
     Costs included in inventory consist of all direct production costs, manufacturing and engineering overhead and production tooling costs.
     Inventories consisted of the following:

	July 1,	December 31,
	2007	2006
	($ in millions)
Production costs of contracts in process	$573.7	$539.3
Finished goods	2.9	3.1
Less: unliquidated progress payments	(225.1)	(204.6)

Total inventories	$351.5	$337.8

Note 4- Assets Held for Sale
     In March 2007, we reclassified $8.6 million of long-term assets to assets held for sale in the other current assets balance in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets held for sale included a warehouse and land located in Grand Prairie, Texas. The assets were sold in May 2007 for $8.6 million, the net carrying value of the property, and no gain or loss was recorded from the sale.
Note 5 – Goodwill and Intangible Assets
     Goodwill is tested for impairment, at least annually, in accordance with the provisions of SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value.

We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Because we currently have an accumulated deficit, no impairment charges were recognized in 2007 or 2006.
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
     Intangible assets consisted of the following:

	July 1,	December 31,
	2007	2006
	($ in millions)
Programs and contracts	$137.3	$137.3
Pension asset	15.7	15.7
Less: accumulated amortization	(92.7)	(88.1)

Identifiable intangible assets, net	$60.3	$64.9

     Scheduled remaining amortization of identifiable intangible assets is as follows as of July 1, 2007:

($ in millions)
2007	$5.4
2008	8.9
2009	8.9
2010	6.0
2011	2.1
Thereafter	13.3

$44.6

Note 6 – Pension and Other Post-retirement Benefits
     The components of net periodic benefit cost for our pension plans and other post-retirement benefit plans were as follows:

	Pension Benefits				Other Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006	2007	2006	2007	2006
Components of net periodic benefit cost (income):
Service cost	$4.7	$6.3	$9.4	$12.5	$1.4	$1.5	$2.8	$3.0
Interest cost	25.6	26.3	51.1	52.5	8.2	8.4	16.4	16.9
Expected return on plan assets	(29.1)	(28.9)	(58.5)	(57.7)	—	—	—	—
Amortization of net loss	9.2	13.8	18.4	28.1	1.5	3.5	3.0	7.0
Prior service cost recognized	—	(0.4)	—	(0.4)	—	(8.5)	—	(8.5)

Amortization of prior service cost	1.0	1.2	2.0	2.0	(2.4)	(2.5)	(4.7)	(5.0)
Plan curtailment(gain)/loss	—	1.1	—	1.1	—	(3.1)	—	(3.1)
Special termination benefits	—	0.9	—	0.9	—	0.7	—	0.7
Settlement charge	1.3	—	5.9	—	—	—	—	—

Net periodic benefit cost	$12.7	$20.3	$28.3	$39.0	$8.7	$0.0	$17.5	$11.0

Defined contribution plan cost	$1.7	$1.7	$3.7	$3.5

     From time to time, we have made changes to our benefits provided to various groups of plan participants. As previously announced, effective December 31, 2007, we will freeze benefit accruals under our non-represented employee pension plans. Affected employees will no longer earn credited service and future salary increases will not be factored into the benefit calculation after that date. The settlement charges of $4.6 million and $1.3 million recorded as part of the net periodic benefit cost and other comprehensive loss for the first and second quarters in 2007, respectively, are a result of lump sum payments made under provisions of our non-qualified (“excess”) pension plan.
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
     The closure of Perry was completed at the beginning of the third quarter of 2002. The final payment of the lease was made and a remediation settlement of $1.3 million was agreed upon and paid in May 2007. The remaining accrued restructuring balance of $0.7 million was reversed and included in the statement of operations for the three months ended July 1, 2007.
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

     The following is a roll-forward of amounts accrued for warranty reserves included in current and non-current other liabilities:

Warranty
Reserve
($ in millions)
Beginning Balance at December 31, 2005	$8.0
Warranty costs incurred	(0.2)
Additions charged to cost of sales:
Warranties issued	1.3
Charges related to pre-existing warranties	(2.3)

Beginning Balance at December 31, 2006	$6.8

Warranty costs incurred	(0.3)
Additions charged to cost of sales:
Warranties issued	0.4
Charges related to pre-existing warranties	—

Ending Balance at July 1, 2007	$6.9

Note 9- Environmental Contingencies
     We accrue environmental liabilities when we determine we are responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is estimated and no amount within the range is more probable than another, the minimum amount in the range is recorded in other current and non-current liabilities.
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

     The following is a roll-forward of amounts accrued for environmental liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2005	$4.3
Environmental costs incurred	(0.2)

Balance at December 31, 2006	4.1
Environmental costs incurred	(0.1)

Balance at July 1, 2007	$4.0

Note 10- Other Non-Current Liabilities
     Other non-current liabilities consisted of the following:

	July 1,	December 31,
	2007	2006
	($ in millions)
Deferred income from the sale of Hawthorne facility	$52.6	$52.6
State of South Carolina grant monies (a)	66.2	67.2
State of Texas grant monies	35.0	35.0
Deferred worker’s compensation	21.0	18.5
Accrued warranties	5.5	5.5
Investment in joint venture	—	4.2
Other	3.9	3.9

Total other non-current liabilities	$184.2	$186.9

(a) With the activation of the South Carolina plant in June 2006, we began recognizing a portion of the State of South Carolina grant monies as a reduction of depreciation expense, which amounted to $1.6 million for the six months ended July 1, 2007. No such amounts were recognized during the six months ended June 25, 2006. For the twelve months ended December 31, 2006, $1.8 million of grant monies was recognized.
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
     During the six months ended July 1, 2007, we incurred $0.8 million of alternative minimum tax (“AMT”). AMT arises because of a limitation on the amount of net operating loss available to offset projected taxable income.
Note 12 – Stock-Based Compensation
     We maintain two stock option plans and one incentive award plan under which we have issued equity-based awards to our employees and our directors.
     We recognized total compensation expense of $1.0 million and $1.8 million associated with stock-based awards granted pursuant to these plans for the three and six month ended July 1, 2007. Compensation expense for the three and six months ended June 25, 2006 was $6,335 and $12,670, respectively.
Stock Options
     Stock options have been granted for a fixed number of shares to employees and directors with an exercise price equal to no less than the fair value of the shares at the date of grant. We have adopted SFAS 123R Share-based Payment (“SFAS 123R”) and elected to apply the “modified prospective” method. SFAS 123R requires us to value stock options granted prior to its adoption under the fair value method and expense these amounts over the stock options’ remaining vesting period. This resulted in our expensing of $6,335 and $12,670 in the three and six months ended July 1, 2007, respectively, and the same amounts in the three and six months ended June 25, 2006. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. No additional stock options have been granted since our adoption of SFAS 123R. The range of assumptions used in our fair value calculation were as follows:

Expected dividend yield	0%
Risk free interest rate	3.9% - 4.4%
Expected term	6 years
     The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. The expected life of our stock options was based on the vesting term of the options.
     A summary of stock option activity for the six months ended July 1, 2007 is as follows:

			Remaining
		Exercise	Contractual	Aggregate
		Price Per	Term (*)	Intrinsic
	Shares	Share (*)	(in years)	Value
Outstanding at December 31, 2006	850,587	$13.59
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(80,196)	$10.38

Outstanding at July 1, 2007	770,391	$13.92	4.0	$—

Vested or expected to vest (1)	770,391	$13.92	4.0	$—

Exercisable at July 1, 2007	697,941	$13.36	4.0	$—

(*)	Weighted-average

(1)	Represents outstanding options reduced by expected forfeitures. Expected forfeitures assumed under SFAS 123 were zero.

Stock Appreciation Rights (“SARs”)
     The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model and based on a number of assumptions including expected term, volatility and interest rates. We do not have publicly traded equity and our history is short, so we have no reliable historical data to estimate the expected term effectively. Therefore, in compliance with SAB 107, we used a temporary “simplified method” to estimate our expected term. Based on the guidance of SFAS 123R, expected volatility was derived from an index of historical volatilities from several companies that conduct business in the aerospace industry. The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. The compensation expense relating to these awards was $ 0.5 million and $0.9 million for the three and six months ended July 1, 2007. There were no SARs issued or outstanding for the three and six months ended June 25, 2006.
     The range of assumptions used in our calculations of fair value during the six months ended July 1, 2007 were as follows:

July 1,
2007
Stock price	$8.79
Strike price	$10.00
Expected term	6.25 years
Risk-free interest rate	4.76 - 5.02%
Expected Volatility	53% - 54%
Dividend Rate	0%
     A summary of SAR activity for the six months ended July 1, 2007 follows:

			Remaining
		Exercise	Contractual	Aggregate
		Price Per	Term (*)	Intrinsic
	Shares	Share (*)	(in years)	Value
Outstanding at December 31, 2006	797,270	$10.00
Granted	259,380	$10.00
Exercised	—	$—
Forfeited or expired	(72,650)	$10.00

Outstanding at July 1, 2007	984,000	$10.00	9.4	$—

Vested or expected to vest (1)	903,260	$10.00	9.4	$—

Exercisable at July 1, 2007	194,494	$10.00	9.4	$—

(*)	Weighted-average

(1)	Represents outstanding SARs reduced by expected forfeitures.
Restricted Stock Units (“RSUs”)
     RSUs are awards of stock units that can be converted into common stock. The value of each RSU awarded is the same as the fair market value of our common stock at the date of grant in accordance with SFAS 123R. Because we do not have publicly traded equity, an independent third party valuation firm computes the fair value of our common stock. The compensation expense relating to these awards was $0.5 million and $0.8 million for the three and six months ended July 1, 2007. There were no RSUs issued or outstanding in the six months ended June 25, 2006.
     A summary of RSU activity for the six months ended July 1, 2007 follows:

		Grant Date
	Units	Fair Value
Outstanding at December 31, 2006	395,140	$8.79
Granted	188,906	$8.79
Exercised	—	$—
Forfeited or expired	(23,900)	$8.79

Outstanding at July 1, 2007	560,146	$8.79

Vested or expected to vest (1)	520,530	$8.79

(1)	Represents outstanding RSUs reduced by expected forfeitures.
Restricted Shares
     During the six months ended July 1, 2007, we granted 21,330 restricted shares to outside directors. These restricted shares will vest over the course of 2007. The restricted shares were valued at the fair value of our common stock at the date of grant. The compensation expense recorded for these shares for the three and six months ended July 1, 2007 was approximately $10,000 and $47,000, respectively.
Note 13- Related Party Transactions
     A management agreement between Vought and its principal stockholder, The Carlyle Group, requires us to pay an annual fee of $2.0 million for various management services. We incurred fees of $0.5 million and $1.0 million, respectively, for the three and six months ended July 1, 2007 and the same amounts in the corresponding three and six months ended June 25, 2006.
     Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to arm’s-length, long-term contracts. On September 29, 2006, The Carlyle Group (which is our controlling stockholder) acquired a majority stake in Wesco, and as a result, Wesco and we are now under common control of The Carlyle Group through its affiliated funds. In addition, three of our Directors, Messrs. Squier, Clare and Palmer, also serve on the board of directors of Wesco. The Carlyle Group will indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the six months ended July 1, 2007 was approximately $7.6 million.
Note 14- Guarantor Subsidiaries
     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by our 100% owned subsidiaries. In accordance with criteria established under Rule 3-10(f) of Regulation S-X under the Securities Act, summarized financial information of the Vought and its subsidiary is presented below:

Consolidating Balance Sheet
July 1, 2007
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$70.5	$0.1	$—	$70.6
Accounts receivable	108.0	7.0	—	115.0
Intercompany receivable	19.6	6.5	(26.1)	—
Inventories	337.5	14.0	—	351.5
Other current assets	8.3	0.4	—	8.7

Total current assets	543.9	28.0	(26.1)	545.8

Property, plant and equipment, net	503.6	8.2	—	511.8
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	60.3	—	—	60.3
Investment in affiliated company	71.6	—	(71.6)	—
Investment in joint venture	9.2	—	—	9.2
Debt origination costs, net and other assets	13.4	—	—	13.4

Total assets	$1,666.0	$99.9	$(97.7)	$1,668.2

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$104.3	$6.9	$—	$111.2
Intercompany payable	6.5	19.6	(26.1)	—
Accrued and other liabilities	73.0	—	—	73.0
Accrued payroll and employee benefits	30.2	1.1	—	31.3
Accrued post-retirement benefits - current	51.3	—	—	51.3
Accrued pension — current	41.9	—	—	41.9
Current portion of long-term bank debt	4.0	—	—	4.0
Capital lease obligations	—	0.7	—	0.7
Accrued contract liabilities	335.1	—	—	335.1

Total current liabilities	646.3	28.3	(26.1)	648.5

Long-term liabilities:
Accrued post-retirement benefits	473.1	—	—	473.1
Accrued pension	321.7	—	—	321.7
Long-term bank debt, net of current portion	411.0	—	—	411.0
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	184.2	—	—	184.2

Total liabilities	2,306.3	28.3	(26.1)	2,308.5

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 24,776,578 issued and outstanding	0.3	—	—	0.3
Additional paid-in capital	416.6	80.3	(80.3)	416.6
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.0)	—	—	(1.0)
Accumulated deficit	(596.0)	(8.7)	8.7	(596.0)
Accumulated other comprehensive loss	(458.6)	—	—	(458.6)

Total stockholders’ equity (deficit)	(640.3)	71.6	(71.6)	(640.3)

Total liabilities and stockholders’ equity (deficit)	$1,666.0	$99.9	$(97.7)	$1,668.2

Consolidating Balance Sheet
December 31, 2006
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$92.5	$0.9	$—	$93.4
Accounts receivable	78.1	4.0	—	82.1
Intercompany receivable	18.1	6.2	(24.3)	—
Inventories	324.5	13.3	—	337.8
Other current assets	6.9	0.4	—	7.3

Total current assets	520.1	24.8	(24.3)	520.6

Property, plant and equipment, net	520.6	9.8	—	530.4
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	64.9	—	—	64.9
Investment in affiliated company	74.1	—	(74.1)	—
Debt origination costs, net and other assets	15.0	0.1	—	15.1

Total assets	$1,658.7	$98.4	$(98.4)	$1,658.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$114.7	$3.7	$—	$118.4
Intercompany payable	6.2	18.1	(24.3)	—
Accrued and other liabilities	75.6	0.6	—	76.2
Accrued payroll and employee benefits	39.9	0.9	—	40.8
Accrued post-retirement benefits — current	51.3	—	—	51.3
Accrued pension — current	25.6	—	—	25.6
Current portion of long-term bank debt	4.0	—	—	4.0
Capital lease obligations	0.3	1.0	—	1.3
Accrued contract liabilities	333.7	—	—	333.7

Total current liabilities	651.3	24.3	(24.3)	651.3

Long-term liabilities:
Accrued post-retirement benefits	478.8	—	—	478.8
Accrued pension	352.0	—	—	352.0
Long-term bank debt, net of current portion	413.0	—	—	413.0
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	186.9	—	—	186.9

Total liabilities	2,352.0	24.3	(24.3)	2,352.0

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 24,755,248 issued and outstanding	0.3	—	—	0.3
Additional paid-in capital	414.8	80.3	(80.3)	414.8
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.0)	—	—	(1.0)
Accumulated deficit	(641.3)	(6.2)	6.2	(641.3)
Accumulated other comprehensive loss	(464.5)	—	—	(464.5)

Total stockholders’ equity (deficit)	(693.3)	74.1	(74.1)	(693.3)

Total liabilities and stockholders’ equity (deficit)	$1,658.7	$98.4	$(98.4)	$1,658.7

Consolidating Statement of Operations
Three Months Ended July 1, 2007
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$415.2	$14.4	$(2.0)	$427.6

Costs and expenses
Cost of sales	314.7	13.1	(2.0)	325.8
Selling, general and administrative expenses	58.4	1.3	—	59.7

Total costs and expenses	373.1	14.4	(2.0)	385.5

Operating income (loss)	42.1	—	—	42.1

Other income (expense)
Interest income	0.9	—	—	0.9
Other income (loss)	—	—	—	—
Equity in earnings (loss) of joint venture	(0.4)	—	—	(0.4)
Interest expense	(15.7)	—	—	(15.7)

Income (loss) before income taxes	26.9	—	—	26.9

Income taxes	(0.8)	—	—	(0.8)

Net income (loss)	$26.1	$—	$—	$26.1

Consolidating Statement of Operations
Three Months Ended June 25, 2006
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$443.7	$15.0	$(2.6)	$456.1

Costs and expenses
Cost of sales	334.1	13.7	(2.6)	345.2
Selling, general and administrative expenses	49.2	1.1	—	50.3
Impairment charge	8.5	—	—	8.5

Total costs and expenses	391.8	14.8	(2.6)	404.0

Operating income (loss)	51.9	0.2	—	52.1

Other income (expense)
Interest income	0.2	—	—	0.2
Other income (loss)	—	(0.1)	—	(0.1)
Equity in earnings (loss) of joint venture	(1.5)	—	—	(1.5)
Interest expense	(16.1)	(0.1)	—	(16.2)
Equity in income of consolidated subsidiaries	—	—	—	—

Income (loss) before income taxes	34.5	0.0	—	34.5

Income taxes	—	—	—	—

Net income (loss)	$34.5	$0.0	$—	$34.5

Consolidating Statement of Operations
Six Months Ended July 1, 2007
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$783.4	$29.0	$(4.1)	$808.3

Costs and expenses
Cost of sales	593.4	29.0	(4.1)	618.3
Selling, general and administrative expenses	111.2	2.5	—	113.7

Total costs and expenses	704.6	31.5	(4.1)	732.0

Operating income (loss)	78.8	(2.5)	—	76.3

Other income (expense)
Interest income	2.2	—	—	2.2
Other income (loss)	(0.1)	—	—	(0.1)
Equity in earnings (loss) of joint venture	(0.7)	—	—	(0.7)
Interest expense	(31.6)	—	—	(31.6)
Equity in income of consolidated subsidiaries	(2.5)	—	2.5	—

Income (loss) before income taxes	46.1	(2.5)	2.5	46.1

Income taxes	(0.8)	—	—	(0.8)

Net income (loss)	$45.3	$(2.5)	$2.5	$45.3

Consolidating Statement of Operations
Six Months Ended June 25, 2006
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$758.4	$25.5	$(5.0)	$778.9

Costs and expenses
Cost of sales	626.6	23.5	(5.0)	645.1
Selling, general and administrative expenses	106.5	1.8	—	108.3
Impairment Charge	8.5	—	—	8.5

Total costs and expenses	741.6	25.3	(5.0)	761.9

Operating income (loss)	16.8	0.2	—	17.0

Other income (expense)
Interest income	0.5	—	—	0.5
Other income (loss)	—	(0.1)	—	(0.1)
Equity in earnings (loss) of joint venture	(3.2)	—	—	(3.2)
Interest expense	(31.1)	(0.1)	—	(31.2)

Income (loss) before income taxes	(17.0)	(0.0)	—	(17.0)

Income taxes	—	—	—	—

Net income (loss)	$(17.0)	$(0.0)	$—	$(17.0)

Consolidating Statement of Cash Flows
Six Months Ended July 1, 2007
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$45.3	$(2.5)	$2.5	$45.3
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	29.6	0.8	—	30.4
Non-cash stock compensation expense	1.8	—	—	1.8
Equity in losses of joint venture	0.7	—	—	0.7
Loss from asset sales	0.5	0.1	—	0.6
Income from investments in consolidated subsidiaries	2.5	—	(2.5)	—
Changes in current assets and liabilities:
Accounts receivable	(29.9)	(3.0)	—	(32.9)
Intercompany accounts receivable	(2.5)	(0.3)	2.8	—
Inventories, net of advance and progress billings	(13.0)	(0.7)	—	(13.7)
Other current assets	(1.4)	—	—	(1.4)
Accounts payable, trade	(10.4)	3.2	—	(7.2)
Intercompany accounts payable	0.3	2.5	(2.8)	—
Accrued payroll and employee benefits	(9.7)	0.2	—	(9.5)
Accrued and other liabilities	13.7	(0.6)	—	13.1
Accrued contract liabilities	1.4	—	—	1.4
Other assets and liabilities — long-term	(27.0)	0.1	—	(26.9)

Net cash provided by (used in) operating activities	1.9	(0.2)	—	1.7

Investing activities
Capital expenditures	(30.7)	(0.3)	—	(31.0)
Proceeds from sale of assets	23.1	—	—	23.1
Investment in joint venture	(14.0)	—	—	(14.0)

Net cash provided by (used in) investing activities	(21.6)	(0.3)	—	(21.9)

Financing activities
Payments on long-term bank debt	(2.0)	—	—	(2.0)
Payments on capital leases	(0.3)	(0.3)	—	(0.6)

Net cash provided by (used in) financing activities	(2.3)	(0.3)	—	(2.6)
Net increase (decrease) in cash and cash equivalents	(22.0)	(0.8)	—	(22.8)
Cash and cash equivalents at beginning of period	92.5	0.9	—	93.4

Cash and cash equivalents at end of period	$70.5	$0.1	$—	$70.6

Consolidating Statement of Cash Flows
Six Months Ended June 25, 2006
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(17.0)	$—	$—	$(17.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	27.8	1.4	—	29.2
Impairment Charge	8.5	—	—	8.5
Equity in losses of joint venture	3.2	—	—	3.2
Loss from asset sales	0.2	0.1	—	0.3
Income from investments in consolidated subsidiaries	—	—	—	—
Changes in current assets and liabilities:
Accounts receivable	(35.8)	(0.6)	—	(36.4)
Intercompany accounts receivable	(2.8)	(1.6)	4.4	—
Inventories, net of advance and progress billings	(32.8)	(1.8)	—	(34.6)
Other current assets	(1.4)	0.2	—	(1.2)
Accounts payable, trade	26.9	0.3	—	27.2
Intercompany accounts payable	1.6	2.8	(4.4)	—
Accrued payroll and employee benefits	(3.3)	0.2	—	(3.1)
Accrued and other liabilities	18.1	0.1	—	18.2
Accrued contract liabilities	113.2	—	—	113.2
Other assets and liabilities — long-term	(8.1)	0.1	—	(8.0)

Net cash provided by (used in) operating activities	98.3	1.2	—	99.5

Investing activities
Capital expenditures	(74.2)	(0.8)	—	(75.0)
Proceeds from sale of assets	0.3	—	—	0.3

Net cash provided by (used in) investing activities	(73.9)	(0.8)	—	(74.7)

Financing activities
Proceeds from short-term bank debt	155.0	—	—	155.0
Payments on short-term bank debt	(155.0)	—	—	(155.0)
Payments on long-term bank debt	(1.0)	—	—	(1.0)
Payments on capital leases	—	(0.5)	—	(0.5)
Proceeds from sale of common stock	0.3	—	—	0.3
Proceeds from repayment of stockholder loans	0.1	—	—	0.1
Proceeds from governmental grants	16.1	—	—	16.1

Net cash provided by (used in) financing activities	15.5	(0.5)	—	15.0

Net increase (decrease) in cash and cash equivalents	39.9	(0.1)	—	39.8
Cash and cash equivalents at beginning of period	9.9	0.2	—	10.1

Cash and cash equivalents at end of period	$49.8	$0.1	$—	$49.9

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
On May 3, 2007, we announced a life of program contract extension with Airbus for various long-range aircraft wing packages. The new contract, with its provisions for increased delivery rates, has a potential total value of approximately $1 billion over the next five years. Under the contract, Vought continues to be the sole-source supplier to Airbus on the A330/A340 mid and outboard leading edge assemblies, top panel assemblies, center spar assemblies and mid-rear spars as well as the A340—500/600 mid-and outboard leading edge assemblies, top skins and stringers, center spar assemblies and mid-rear spars.
Results of Operations

	Three Months	Three Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 1,	June 25,		July 1,	June 25,
	2007	2006	Change	2007	2006	Change
Net sales:
Commercial	$210.2	$230.9	$(20.7)	$404.0	$369.1	$34.9
Military	141.8	130.8	11.0	256.3	259.5	(3.2)
Business Jets	75.6	94.4	(18.8)	148.0	150.3	(2.3)

Total net sales	$427.6	$456.1	$(28.5)	$808.3	$778.9	$29.4
Costs and expenses:
Cost of sales (1)	325.8	345.2	(19.4)	618.3	645.1	(26.8)
Selling, general and administrative (1)	59.7	50.3	9.4	113.7	108.3	5.4
Impairment change	—	8.5	(8.5)	—	8.5	(8.5)

Total costs and expenses	$385.5	$404.0	$(18.5)	$732.0	$761.9	$(29.9)
Operating income (loss)	42.1	52.1	(10.0)	76.3	17.0	59.3
Interest expense, net	(14.8)	(16.0)	1.2	(29.4)	(30.7)	1.3
Other (loss)	—	(0.1)	0.1	(0.1)	(0.1)	—
Equity in (loss) of joint venture	(0.4)	(1.5)	1.1	(0.7)	(3.2)	2.5
Income taxes	(0.8)	—	(0.8)	(0.8)	—	(0.8)

Net Income (loss)	$26.1	$34.5	$(8.4)	$45.3	$(17.0)	$63.9

(1)
We reclassified prior year costs related to information technology from general and administrative expenses to cost of sales because information and technology directly supports manufacturing and engineering activities.

Comparison of Results of Operations for the Three Months Ended July 1, 2007 and June 25, 2006
Net sales. Net sales for the three-months ended July 1, 2007 were $427.6 million, a decrease of $28.5 million or 6%, compared with net sales of $456.1 million for the same period in the prior year. When comparing the second quarter of 2007 with the same period in the prior year:
•
Commercial net sales decreased by approximately $20.7 million or 9%, primarily due to the customer settlements of $70.5 million recorded in the second quarter of 2006 with no corresponding contribution to net sales in the second quarter of 2007. This was partially offset by sales increases for the Boeing programs of approximately $29.9 million resulting from increased rates and timing of deliveries for those programs. Sales for our Airbus programs also increased $19.9 million due to pricing increases and increased delivery rates.

•
Military net sales increased approximately $11.0 million or 8%, primarily as a result of $20.2 million from the C-17 and H-60 programs. The sales increase for the C-17 was due to timing of deliveries and the H-60 increase was due to increased deliveries. These increases were partially offset by a decrease of approximately $9.0 million due to non-recurring efforts for the Global Hawk program in 2006.

•
Business Jet net sales decreased by approximately $18.8 million or 20% primarily due the $29.0 million customer settlements received in the second quarter of 2006 with no corresponding contribution to net sales in the second quarter of 2007. The decrease was partially offset by a $6.5 million increase in Gulfstream sales due to increased delivery rates and pricing increases.

Cost of sales. Cost of sales for the three months ended July 1, 2007 was 76% of net sales, compared to 76% of net sales for the comparable period in the prior year. In 2006, customer settlements contributed $31.6 million to margins while the 2007 margins were improved due to cost reductions and price increases.
Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended July 1, 2007 were $59.7 million, an increase of $9.4 million or 19% compared with SG&A expenses of $50.3 million for the same period in the prior year. This increase is due to a $10.2 million increase in non-recurring effort and increased administrative costs for the Boeing 787 program, which was partially offset by a $0.8 million decrease in labor, fringe benefit costs and other general and administrative costs.
Operating income (loss). Operating income for the three months ended July 1, 2007 was $42.1 million, compared to operating income of $52.1 million for the same period in the prior year. The decrease in income of $10.0 million is primarily related to the customer settlements received in the second quarter of 2006 partially offset by cost reduction initiatives and price increases.
Interest expense, net. Interest expense, net for the three months ended July 1, 2007 was $14.8 million, a decrease of $1.2 million compared with $16.0 million for the same period in the prior year. Interest expense decreased due to the lack of borrowings under our short-term revolver partially offset by a higher variable interest rate on our outstanding long-term bank debt.

Comparison of Results of Operations for the Six Months Ended July 1, 2007 and June 25, 2006
Net sales. Net sales for the six months ended July 1, 2007 were $808.3 million, an increase of $29.4 million or 4%, compared with net sales of $778.9 million for the same period in the prior year. When comparing the six months ended July 1, 2007 with the same period in the prior year:
•
Commercial net sales increased by approximately $34.9 million or 9%, primarily due to increased sales for the Boeing programs of $79.8 million as well as $25.6 million increase in our Airbus programs. The Boeing program increases were primarily due to timing of deliveries, while the Airbus increases were due to both price and delivery increases. These increases were partially offset by the $70.5 million of customer settlements recorded in the six months ended June 25, 2006 with no corresponding contributions to net sales in the six months ended July 1, 2007.

•
Military net sales decreased approximately $3.2 million or 1%, primarily due to $37.5 million of non-recurring sales for the C-5 and Global Hawk programs recognized during the six months ended June 25, 2006. We also experienced small decreases in sales for several of our other military programs during the six months ended July 1, 2007 due to delivery decreases. These decreases in sales were partially offset by a $40.5 million increase due to increased deliveries from the H-60 program and timing of deliveries for the C-17 program.

•
Business Jet net sales decreased by approximately $2.3 million or 2% primarily due to the $29.0 million in customer settlements recorded in the six months ended June 25, 2006 with no corresponding contributions to net sales in the six months ended July 1, 2007. The decrease was partially offset by a $20.5 million increase in Gulfstream sales due to increased delivery rates and pricing increases. Other business programs increased by $6.2 million due to increased deliveries.

Cost of sales. Cost of sales for the six months ended July 1, 2007 was 76% of net sales compared to 83% of net sales for the same comparable period in the prior year. The decrease is primarily due to margin improvements in many of our programs due to improved pricing and cost reductions. The improved margins were partially offset by customer settlements received during the six months ended June 25, 2006.
Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the six months ended July 1, 2007 were $113.7 million, an increase of $5.4 million or 5% compared with SG&A expenses of $108.3 million for the same period in the prior year. The increase is due mainly to higher 787 program period costs of $18.8 million partially offset by $13.4 million of decreased labor, fringe and other general and administrative costs.
Operating income (loss). Operating income for the six months ended July 1, 2007 was $76.3 million, compared to operating income of $17.0 million for the same period in the prior year. The increase in income of $59.3 million is primarily related to an increase in sales and improved margins discussed above, partially offset by increased Boeing 787 costs and the customer settlements recorded in 2006.
Interest expense, net. Interest expense, net for the six months ended July 1, 2007 was $29.4 million, a decrease of $1.3 million compared with $30.7 million for the same period in the prior year. Interest expense decreased due to the lack of borrowings under our short-term revolver partially offset by a higher variable interest rate on our outstanding long-term bank debt.

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

	July 1,	December 31,
	2007	2006
	($ in millions)
Advances and progress billings	$273.5	$258.9
Forward Loss	6.3	34.4
Purchase accounting adjustment	20.0	24.1
Accrued vendor payments	34.1	10.3
Other	1.2	6.0

Total accrued contract liability	$335.1	$333.7

     We also provide testing, logistics and engineering services to our customers. However, the vast majority of our revenue is related to the sale of manufactured end item products and spare parts. Any revenue related to the provision of services is accounted for separately and is not material to our results of operations.
Goodwill
     Goodwill is tested for impairment, at least annually, by reporting unit in accordance with the provisions of SFAS 142. Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment, compares the fair value of a reporting unit with its carrying value. We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Since we currently have an accumulated deficit, no impairment charges were recognized in 2007 or 2006.

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
     We have eliminated more than 1,000 positions through the headcount reduction initiative undertaken during 2006, which we currently expect to result in approximately $100 million in annual savings. The savings expected include salary, fringes and related costs for the positions eliminated. Under contract accounting, pursuant to SOP 81-1 paragraph 79, these cost savings will be realized through the income statement as a reduction of both cost of goods sold and general and administrative expenses (depending on the position eliminated and the type of work that person performed) over a two-year period. Due to the long-term growth expected in our business principally due to the Boeing 787 program, there is the potential that the impact of such savings on net income and cash flows will be offset in the future by unrelated cost increases.
     On July 2, 2003, we issued $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. Commencing July 15, 2007, we may redeem the notes in full or in part by paying premiums specified in the indenture. The notes are senior unsecured obligations guaranteed by all of Vought’s existing and future domestic subsidiaries.
     We entered into $650 million of senior secured credit facilities pursuant to a credit agreement dated December 22, 2004. The senior secured credit facilities are comprised of a $150 million six year revolving loan (“Revolver”), a $75 million synthetic letter of credit facility and a $425 million seven year term loan B. The term loan amortizes at $1.0 million per quarter with a bullet payment at the maturity date of December 22, 2011.
     Under the credit agreement, we have the option to solicit up to $200 million in additional term loans from existing or new lenders, subject to substantially the same terms and conditions as the outstanding term loans though pricing may be separately negotiated at that time. Additionally, we also have the option to convert up to $25 million of the letter of credit facility to outstanding term loans, which would also be subject to the same terms and conditions as the outstanding term loans made as of December 2004. We are obligated to pay an annual commitment fee on the unused portion of the senior secured credit facilities of 0.5% or less, based on our leverage ratio.
     As of July 1, 2007, we had no borrowings under the Revolver. We had long-term debt of approximately $685.0 million, which included $415.0 million incurred under our senior secured credit facilities and $270.0 million of Senior Notes. In addition, we had $46.1 million outstanding Letters of Credit under the $75 million synthetic facility and $0.7 million of capital lease obligations.
     Credit Agreements and Debt Covenants. The agreements governing our debt contain customary affirmative and negative covenants for facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also includes financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios as defined in the agreement, and a limitation on our capital spending levels. The senior notes indenture also contains various restrictive covenants including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of July 1, 2007 we were in compliance with the covenants for our debt and credit facilities.
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

     Our senior secured credit facilities use Adjusted EBITDA to determine our compliance with two financial maintenance covenants. See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and reconciliation of that non-GAAP financial measure to net cash provided (used in) operating activities. We are required not to permit our consolidated total leverage ratio, or the ratio of funded indebtedness (net of cash) at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter, to exceed 4.50:1.00 for periods ending during fiscal 2007, which threshold reduces to 4.25:1.00 for fiscal 2008, to 4.00:1.00 for fiscal 2009, to 3.75:1.00 for fiscal 2010 and to 3.50:1.00 thereafter. We also are required not to permit our consolidated net interest coverage ratio, or the ratio of Adjusted EBITDA for the twelve months ending on the last day of a quarter to our consolidated net interest expense for the twelve months ending on the same day, to be less than 3.00:1.00 for periods ending in fiscal 2007 and less than 3.50:1.00 thereafter. Each of these covenants is tested quarterly, and our failure to comply could result in a default and, potentially, an event of default under our senior secured credit facilities. If not cured or waived, an event of default could result in acceleration of this indebtedness. Our senior secured credit facilities also use Adjusted EBITDA to determine the interest rates on our borrowings, which are based on the consolidated total leverage ratio described above. Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our senior secured credit facilities. Accordingly, a change in our Adjusted EBITDA could increase or decrease our cost of funds. The actual results of the total leverage ratio and net interest coverage ratio for the six months ended July 1, 2007 were 2.45:100 and 4.46:1.00, respectively.
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
     Non-GAAP Financial Measures. Periodically we disclose to investors “Adjusted EBITDA”, which is a non-GAAP financial measure used by our management in assessing our operations. We disclose this measure in order to provide investors with the same information and perspective used by our management, as well as to enable them to assess our compliance with the financial maintenance covenants in our credit agreement. We disclose Adjusted EBITDA as calculated in accordance with our credit agreement, and this measure includes adjustments that eliminate items that management does not consider reflective of our ongoing core operating performance. From time to time individual adjustments in computing Adjusted EBITDA may be material to our operations. During the period presented in this report, we made adjustments in computing Adjusted EBITDA based on events that we believe are material to our operating results but which management does not consider to be reflective of our ongoing core operating performance. Those adjustments and their significance are discussed in the notes to the table below.

     Adjusted EBITDA for the three and six months ended July 1, 2007 was $83.4 million and $157.6 million, for an increase of $28.7 million and $66.6 million from the prior year. The following table is a reconciliation of the non-GAAP measure from our cash flows from operations:

	For the Three Months Ended		For the Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Net cash provided by (used in) operating activities	$(18.1)	$70.6	$1.7	$99.5
Interest expense, net	14.8	16.0	29.4	30.7
Income tax	0.8	—	0.8	—
Stock compensation expense	(1.0)	—	(1.8)	—
Equity in losses of joint venture	(0.4)	(1.5)	(0.7)	(3.2)
Loss from asset sales	(0.2)	(8.7)	(0.6)	(8.8)
Debt amortization costs	(0.6)	(0.7)	(1.4)	(1.5)
Changes in operating assets and liabilities	61.1	(11.0)	77.1	(75.3)

EBITDA	56.4	64.7	104.5	41.4
Non-recurring investment in Boeing 787 (a)	25.9	17.7	49.7	38.8
Unusual charges — Plant consolidation & other non-recurring program costs (b)	(0.6)	(31.4)	0.1	(1.6)
Loss on disposal of property, plant and equipment (c)	0.2	8.7	0.6	8.8
Pension & OPEB curtailment and non-cash expense (d)	—	(5.5)		2.5
Other (e)	1.5	0.5	2.7	1.1

Adjusted EBITDA	$83.4	$54.7	$157.6	$91.0

(a)
Non recurring investment in Boeing 787—the Boeing 787 program, described elsewhere in our periodic reports, is a particularly significant new program for our operations, and has required substantial start-up costs in recent periods as we built a new facility in South Carolina and invested in new manufacturing technologies dedicated to the program. These start-up investment costs are recognized in our financial statements over several periods due to their magnitude and timing. We expect that our current start-up costs in the Boeing 787 program will continue to decline significantly as the start-up phase of the program and our current related contractual commitments will be substantially completed during the next twelve months. In the future, subject to potential program modifications by our customer, including development of derivatives and delivery rate increases, we could have additional start-up costs required. Our credit agreement excludes our significant start-up investment in the Boeing 787 program because it represents an unusual significant investment in a major new program that is not indicative of ongoing core operations, and accordingly the investment that has been expensed during the period is added back to Adjusted EBITDA.

(b)
Consolidation and restructuring initiative— In 2004 we launched a facilities consolidation and restructuring initiative, which has been more fully described in our previous public reports. The initiative was a distinct project designed to create efficiencies in managing our plant and labor resources. During 2004 and 2005, we recorded expenses and related disruption charges in an aggregate amount of approximately $215.2 million, which were included as an adjustment in the calculation of Adjusted EBITDA. The site consolidation plan was discontinued in early 2006, with additional charges in the first six months of 2006 of $5.1 million. We do not expect to incur any additional significant charges related to this plan. Our credit agreement excludes the consolidation and restructuring initiative because it represents an unusual event in the company’s operations that is not indicative of ongoing core operating performance, and accordingly the charges that have been recorded during the period are added back to Adjusted EBITDA.

Other non-recurring program costs — During the three months ended June 25, 2006, we recorded unusual customer settlements that increased income by $31.6 million. Our credit agreement requires us to exclude unusual income or expense that is not indicative of ongoing core operations; therefore, the $31.6 million income from the customers settlements was deducted from Adjusted EBITDA.

For the six months ended June 25, 2006, the $31.6 million customer settlement income was offset by $24.9 million of unusual expenses related to the H-60 program recorded in the first quarter 2006 and the $5.1 million consolidation expense described above. The net, of $1.6 million, of these unusual items was deducted from Adjusted EBITDA.

(c)
Loss on disposal of property, plant and equipment (“PP&E”)— On occasion, where the asset is no longer needed for our business and ceases to offer sufficient value or utility to justify our retention of the asset, we choose to sell PP&E at a loss. These losses reduce our results of operations for the period in which the asset was sold. Our credit agreement provides that those losses are included in calculating Adjusted EBITDA.

(d)
Pension and other post-employment benefits curtailment and non-cash expense related to FAS 87 and FAS 106—The credit agreement allows us to remove non-cash benefit expenses, so to the extent that the recorded expense exceeds the cash contributions to the plan it is reflected as an adjustment in calculating Adjusted EBITDA.

(e)	Other— Includes non-cash stock expense and related party management fees. Our credit agreement provides that these expenses are included in calculating Adjusted EBITDA.
     We believe each of the adjustments discussed above are meaningful to investors because they provide insight into specific events or conditions in our operations that impact our results of operations but that management does not consider reflective of our core operating performance. Moreover, these adjustments represent important components of Adjusted EBITDA, which is a non-GAAP financial measure used by our management in assessing our operations and determining our ability to comply with the covenants contained in our credit agreement. Accordingly, we provide investors Adjusted EBITDA and the discussion of its components so that they have the same perspective that our management has in evaluating our business and results of operations.
     We also believe that the inclusion of Adjusted EBITDA is appropriate to provide additional information to investors because this non-GAAP financial measure is used by securities analysts, bondholders, and other investors as an important measure of assessing:
•	our operating performance across periods on a consistent basis;

•	our ongoing ability to meet our obligations and manage our levels of indebtedness; and

•	our liquidity and covenant compliance to evaluate the relative risk of an investment in our securities.
Because not all companies use identical calculations, the presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
     Adjusted EBITDA has limitations as an analytical tool and such measure should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of this non-GAAP financial measure are:
•	it does not reflect our cash expenditures, or future requirements, for all contractual commitments;

•	it does not reflect our significant interest expense, or the cash requirements necessary to service our indebtedness;

•	it does not reflect cash requirements for the payment of income taxes when due;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•
it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations but may nonetheless have a material impact on our results of operations.

Cash Flow Summary	Six Months Ended
	July 1,	June 25,
	2007	2006	Change
		($ in millions)
Net income (loss)	$45.3	$(17.0)	$62.3
Non-cash items	33.5	41.2	(7.7)
Changes in working capital	(77.1)	75.3	(152.4)

Net cash provided by (used in) operating activities	1.7	99.5	(97.8)
Net cash provided by (used in) investing activities	(21.9)	(74.7)	52.8
Net cash provided by (used in) financing activities	(2.6)	15.0	(17.6)

Net increase (decrease) in cash and cash equivalents	(22.8)	39.8	(62.6)
Cash and cash equivalents at beginning of period	93.4	10.1	83.3

Cash and cash equivalents at end of period	$70.6	$49.9	$20.7

     Net cash provided by operating activities for the six months ended July 1, 2007 was $1.7 million, a decrease of $97.8 million compared to net cash provided by operating activities of $99.5 million for the same period in the prior year. The decrease is due mainly to the change in working capital. The $152.4 million change in working capital is due primarily to larger customer advances and customer settlements received in the six months ended June 25, 2006.
     Cash used in investing activities generally has been for capital expenditures. Net cash used for investing activities for the six months ended July 1, 2007 was $21.9 million, a decrease of $52.8 million or 71% compared to $74.7 million for the same period in the prior year. This reduction is primarily due to decreases in capital spending for the Boeing 787 program and the related construction for the South Carolina site compared to 2006 levels as the program enters regular production, partially offset from $23.1 million proceeds received from the sale of Grand Prairie, Texas warehouse and the sale-lease back of operating equipment. In addition, during the six months ended July 1, 2007, we contributed $14 million to our investment in joint venture.
     Cash used by financing activities for the six months ended July 1, 2007 was $2.6 million, a decrease of $17.6 million compared to net cash provided by financing activities of $15 million for the same period in the prior year. The decrease was due to $16.1 million of government grants, which were received in the period ended June 25, 2006.
Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements as of July 1, 2007.
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
     We are exposed to cash flow risk due to changes in interest rates with respect to the entire $415.0 million of variable rate debt under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of July 1, 2007 would decrease our annual pre- tax income by approximately $4.2 million. All of our remaining debt is at fixed rates, therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
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

ITEM 4. CONTROLS AND PROCEDURES
     We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Vice President & Chief Financial Officer, our President & Chief Executive Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of July 1, 2007, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Vought Aircraft Industries, Inc.
(Registrant)

August 14, 2007	/s/ KEITH HOWE

(Date)	Vice President and Chief Financial Officer

August 14, 2007	/s/ WENDY HARGUS

(Date)	Interim Principal Accounting Officer