Form 10-Q
period 2007-09-30
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2007-11-13
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
(972) 946-2011
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at November 9, 2007 was 24,776,578.

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

Part 1. Financial Information
Item 1. Financial Statements
Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
($ in millions, except per share amounts)

	September 30,
	2007	December 31,
	(unaudited)	2006
Assets
Current assets:
Cash and cash equivalents	$39.9	$93.4
Accounts receivable	125.6	82.1
Inventories	332.9	337.8
Other current assets	6.6	7.3

Total current assets	505.0	520.6

Property, plant and equipment, net	505.5	530.4
Goodwill	527.7	527.7
Identifiable intangible assets, net	58.0	64.9
Investment in joint venture	10.0	—
Debt origination costs, net and other assets	12.5	15.1

Total assets	$1,618.7	$1,658.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$115.6	$118.4
Accrued and other liabilities	65.8	76.2
Accrued payroll and employee benefits	33.3	40.8
Accrued post-retirement benefits-current	48.0	51.3
Accrued pension-current	94.3	25.6
Current portion of long-term bank debt	4.0	4.0
Capital lease obligation	0.5	1.3
Accrued contract liabilities	296.1	333.7

Total current liabilities	657.6	651.3

Long-term liabilities:
Accrued post-retirement benefits	471.5	478.8
Accrued pension	268.0	352.0
Long-term bank debt, net of current portion	410.0	413.0
Long-term bond debt	270.0	270.0
Other non-current liabilities	183.5	186.9

Total liabilities	2,260.6	2,352.0

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,776,578 and 24,755,248 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	0.3	0.3
Additional paid-in capital	416.6	414.8
Shares held in rabbi trust	(1.6)	(1.6)
Stockholders’ loans	(1.0)	(1.0)
Accumulated deficit	(598.1)	(641.3)
Accumulated other comprehensive loss	(458.1)	(464.5)

Total stockholders’ equity (deficit)	$(641.9)	$(693.3)

Total liabilities and stockholders’ equity (deficit)	$1,618.7	$1,658.7

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
($ in millions)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
Net sales	$422.3	$354.4	$1,230.6	$1,133.3

Costs and expenses

Cost of sales	353.2	294.6	971.5	939.6
Selling, general and administrative expenses	54.8	56.7	168.5	165.1
Impairment charge	—	(0.4)	—	8.1

Total costs and expenses	408.0	350.9	1,140.0	1,112.8

Operating income	14.3	3.5	90.6	20.5

Other income (expense)
Interest income	0.9	0.6	3.1	1.1
Other income (loss)	—	—	(0.1)	(0.1)
Equity in earnings (loss) of joint venture	(1.7)	(1.5)	(2.4)	(4.7)
Interest expense	(15.7)	(16.0)	(47.3)	(47.2)

Income (loss) before income taxes	(2.2)	(13.4)	43.9	(30.4)
Income taxes	0.1	—	(0.7)	—

Net income (loss)	$(2.1)	$(13.4)	$43.2	$(30.4)

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
($ in millions) (Unaudited)

	Nine Months Ended
	September 30,	September 24,
	2007	2006
Operating activities
Net income (loss)	$43.2	$(30.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47.8	44.2
Impairment charge	—	8.1
Non-cash stock compensation expense	1.8	—
Equity in losses of joint venture	2.4	4.7
Loss from asset sales	0.7	0.9
Changes in current assets and liabilities:
Accounts receivable	(43.5)	(5.9)
Inventories, net of advances and progress billings	4.9	(49.7)
Other current assets	0.7	0.3
Accounts payable, trade	(2.8)	(2.4)
Accrued payroll and employee benefits	(7.5)	(4.6)
Accrued and other liabilities	54.9	19.1
Accrued contract liabilities	(37.6)	96.1
Other assets and liabilities—long-term	(81.4)	(6.3)

Net cash provided by (used in) operating activities	(16.4)	74.1
Investing activities
Capital expenditures	(39.9)	(91.9)
Proceeds from sale of assets	23.1	0.3
Investment in joint venture	(16.5)	—

Net cash provided by (used in) investing activities	(33.3)	(91.6)
Financing activities
Proceeds from short-term bank debt	—	155.0
Payments on short-term bank debt	—	(155.0)
Payments on long-term bank debt	(3.0)	(2.0)
Payments on capital leases	(0.8)	(0.6)
Proceeds from sale of common stock	—	0.4
Proceeds from repayment of stockholder loans	—	0.1
Proceeds from governmental grants	—	17.4

Net cash provided by (used in) financing activities	(3.8)	15.3

Net increase (decrease) in cash and cash equivalents	(53.5)	(2.2)
Cash and cash equivalents at beginning of period	93.4	10.1

Cash and cash equivalents at end of period	$39.9	$7.9

See accompanying notes

Vought Aircraft Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Period Ending September 30, 2007
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
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     In the fourth quarter of 2006, we reclassified information technology costs from general and administrative expenses to cost of sales because information and technology directly supports manufacturing and engineering activities. For presentation purposes, $11.8 million and $42.1 million of information technology costs were reclassified to cost of sales for the three and nine months ended September 24, 2006, respectively.

Note 2 – Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit obligation in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition assets or obligations. We will implement SFAS 158 in our financial statements for the year ending December 31, 2007 and we are currently evaluating the impact on our financial statements, which is in part dependent on changes in assumptions and the value of plan assets at the measurement date.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 will be effective for our fiscal year beginning January 1, 2008. We are currently evaluating the potential impact, if any, of SFAS 157 on our financial statements.
Note 3 – Inventories
     Costs included in inventory consist of all direct and indirect production costs, manufacturing and engineering overhead, production tooling costs and certain general and administrative expenses.
     Inventories consisted of the following:

	September 30,	December 31,
	2007	2006
	($ in millions)
Production costs of contracts in process	$590.7	$539.3
Finished goods	2.8	3.1
Less: unliquidated progress payments	(260.6)	(204.6)

Total inventories	$332.9	$337.8

Note 4 – Goodwill and Intangible Assets
     Goodwill is tested for impairment, at least annually, in accordance with the provisions of SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Because we currently have an accumulated deficit, no impairment charges were recognized in the nine months ended September 30, 2007 or the nine months ended September 24, 2006.
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
     Intangible assets consisted of the following:

	September 30,	December 31,
	2007	2006
	($ in millions)
Programs and contracts	$137.3	$137.3
Pension asset	15.6	15.7
Less: accumulated amortization	(94.9)	(88.1)

Identifiable intangible assets, net	$58.0	$64.9

     Scheduled remaining amortization of identifiable intangible assets is as follows as of September 30, 2007:

($ in millions)
2007	$2.3
2008	9.2
2009	9.2
2010	6.2
2011	2.1
Thereafter	13.4

$42.4

Note 5 – Pension and Other Post-retirement Benefits
     The components of net periodic benefit cost for our pension plans and other post-retirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
Components of net periodic benefit cost (income):
Service cost	$5.1	$5.6	$14.5	$18.1
Interest cost	26.5	27.1	77.6	79.6
Expected return on plan assets	(29.2)	(28.2)	(87.7)	(85.9)
Amortization of net loss	10.6	10.6	29.0	38.7
Prior service cost recognized	—	—	—	(0.4)
Amortization of prior service cost	1.1	1.0	3.1	3.0
Plan curtailment(gain)/loss	2.1	—	2.1	1.1
Special termination benefits	—	—	—	0.9
Settlement charge	0.6	—	6.5	—

Net periodic benefit cost	$16.8	$16.1	$45.1	$55.1

Defined contribution plan cost	$2.0	$1.6	$5.7	$5.1

	Other Post-retirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
Components of net periodic benefit cost (income):
Service cost	$1.4	$1.5	$4.2	$4.5
Interest cost	7.5	9.0	23.9	25.9
Expected return on plan assets	—	—	—	—
Amortization of net loss	0.7	1.7	3.7	8.7
Prior service cost recognized	—	—	—	(8.5)
Amortization of prior service cost	(2.3)	(2.1)	(7.0)	(7.1)
Plan curtailment(gain)/loss	—	—	—	(3.1)
Special termination benefits	—	—	—	0.7
Settlement charge	—	—	—	—

Net periodic benefit cost	$7.3	$10.1	$24.8	$21.1

     A pension settlement charge of $0.6 million has been recognized in the three month period ended September 30, 2007, in addition to the $5.9 million recorded in the first two quarters of 2007, relating to lump sum payments made under provisions of our non-qualified (“excess”) pension plan.
     On September 30, 2007 our largest union-represented group of production and maintenance employees ratified the terms of a new three-year collective bargaining agreement. The new agreement provides for, among other things, a freeze in pension benefit accruals for employees who, as of December 31, 2007, have less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any employees hired on or after October 1, 2007, will receive a new defined contribution benefit. As a result of these changes, a curtailment charge of $2.1 million has been recognized as part of net periodic pension benefit cost for the quarter ending September 30, 2007.
     The new agreement also provides for certain modifications to the retiree medical benefits for bargaining unit retirees and eliminates retiree medical coverage for any bargaining unit employees hired after October 1, 2007.
     The Company also recently advised affected employees that the previously announced pension freeze affecting employees covered under the Company’s non-represented defined benefit pension plan will not apply to non-represented employees who, as of December 31, 2007, have at least 16 years vesting service under the terms of those plans. These collective changes will cause an estimated $39.0 million increase in the Projected Benefit Obligation and Accumulated Projected Benefit Obligation of the affected plans and an estimated $6.0 million increase in annual pension expense.
Note 6- Commitments
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
     The following is a roll-forward of amounts accrued for warranty reserves included in current and non-current other liabilities:

Warranty
Reserve
($ in millions)
Beginning Balance at December 31, 2005	$8.0
Warranty costs incurred	(0.2)
Additions charged to cost of sales:
Warranties issued	1.3
Charges related to pre-existing warranties	(2.3)

Beginning Balance at December 31, 2006	$6.8

Warranty costs incurred	(0.3)
Additions charged to cost of sales:
Warranties issued	0.8
Charges related to pre-existing warranties	—

Ending Balance at September 30, 2007	$7.3

Note 7- Environmental Contingencies
     We accrue environmental liabilities when we determine we are responsible for remediation costs, it is probable that a liability has been incurred and such liability amounts are reasonably estimable. When only a range of amounts is estimated and no amount within the range is more probable than another, the minimum amount in the range is recorded in other current and non-current liabilities.
     The acquisition agreement between Northrop Grumman Corporation and Vought transferred certain pre-existing (as of July 24, 2000) environmental liabilities to us. We are liable for the first $7.5 million and 20% of the amount between $7.5 million and $30 million for environmental costs incurred relating to pre-existing matters as of July 24, 2000. Pre-existing environmental liabilities exceeding our $12 million liability limit remain the responsibility of Northrop Grumman Corporation under the terms of the acquisition agreement, to the extent they are identified within 10 years from the acquisition date. Thereafter, to the extent environmental remediation is required for hazardous materials including asbestos, urea formaldehyde foam insulation or lead-based paints, used as construction materials in, on, or otherwise affixed to structures or improvements on property acquired from Northrop Grumman Corporation, we would be responsible. We have no material outstanding or unasserted asbestos, urea formaldehyde foam insulation or lead-based paint liabilities, including on property acquired from Northrop Grumman Corporation.
     We acquired the Nashville, Tennessee facility from Textron Inc. in 1996. In connection with that acquisition, Textron agreed to indemnify us for up to $60 million against any pre-closing environmental liabilities with regard to claims made within ten years of the date on which the facility was acquired, including with respect to a solid waste landfill located onsite that was closed pursuant to a plan approved by the Tennessee Division of Solid Waste Management. Although that indemnity was originally scheduled to expire in August 2006, we believe that the agreement may continue to provide indemnification for certain pre-closing environmental liabilities incurred beyond that expiration date. While there are no currently pending environmental claims relating to the Nashville facility, there is no assurance that environmental claims will not arise in the future.
     The following is a roll-forward of amounts accrued for environmental liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2005	$4.3
Environmental costs incurred	(0.2)

Balance at December 31, 2006	4.1
Environmental costs incurred	(0.2)

Balance at September 30, 2007	$3.9

Note 8- Other Non-Current Liabilities
     Other non-current liabilities consisted of the following:

	September 30,	December 31,
	2007	2006
	($ in millions)
Deferred income from the sale of Hawthorne facility	$52.6	$52.6
State of South Carolina grant monies (a)	64.9	67.2
State of Texas grant monies	35.0	35.0
Deferred worker’s compensation	21.6	18.5
Accrued warranties	5.8	5.5
Investment in joint venture	—	4.2
Other	3.6	3.9

Total other non-current liabilities	$183.5	$186.9

(a)  With the activation of the South Carolina plant in June 2006, we began recognizing a portion of the State of South Carolina grant monies as a reduction of depreciation expense, which amounted to $2.3 million and $1.1 million for the nine months ended September 30, 2007 and September 24, 2006, respectively. For the twelve months ended December 31, 2006, $1.8 million of grant monies was recognized.
Note 9- Income Taxes
     Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.
     Because we are in a cumulative net operating loss position, there was no material impact to our consolidated financial position at the date of adoption. The cumulative effects of applying this interpretation resulted in an unrecognized tax benefit of $10.2 million which caused a reduction of the net operating loss deferred tax asset and a corresponding reduction in the valuation allowance.
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
     During the nine months ended September 30, 2007, we incurred alternative minimum tax (“AMT”) expense of $0.7 million. AMT arises because of a limitation on the amount of net operating loss available to offset projected taxable income. During the three months ended September 30, 2007, we reduced the AMT expense by $0.1 million.

Note 10 – Stock-Based Compensation
     We maintain two stock option plans and one incentive award plan under which we have issued equity-based awards to our employees and our directors.
     We recognized total compensation expense of $1.8 million associated with stock-based awards granted pursuant to these plans for the nine months ended September 30, 2007. During the three months ended September 30, 2007, a change in forfeiture rate was developed and a compensation adjustment of $0.6 million was recorded that offset the expense recorded for the period.
Stock Options
     Stock options have been granted for a fixed number of shares to employees and directors with an exercise price equal to no less than the fair value of the shares at the date of grant. We have adopted SFAS 123R Share-based Payment (“SFAS 123R”) and elected to apply the “modified prospective” method. SFAS 123R requires us to value stock options granted prior to its adoption under the fair value method and expense these amounts over the stock options’ remaining vesting period. This resulted in our expensing of $6,335 and $19,005 in the three and nine months ended September 30, 2007, respectively, and the same amounts in the three and nine months ended September 24, 2006. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. No additional stock options have been granted since our adoption of SFAS 123R. The range of assumptions used in our fair value calculation were as follows:

Expected dividend yield	0%
Risk free interest rate	3.9% - 4.4%
Expected term	6 years
     The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. The expected life of our stock options was based on the vesting term of the options.
     A summary of stock option activity for the nine months ended September 30, 2007 is as follows:

			Remaining
		Exercise	Contractual	Aggregate
		Price Per	Term (*)	Intrinsic
	Shares	Share (*)	(in years)	Value
Outstanding at December 31, 2006	850,587	$13.59
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(132,888)	$10.22

Outstanding at September 30, 2007	717,699	$14.21	3.7	$—

Vested or expected to vest (1)	717,699	$14.21	3.7	$—

Exercisable at September 30, 2007	645,249	$13.63	3.7	$—

(*) Weighted-average

(1)	Represents outstanding options reduced by expected forfeitures. Expected forfeitures assumed under SFAS 123 were zero.

Stock Appreciation Rights (“SARs”)
     The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model and based on a number of assumptions including expected term, volatility and interest rates. We do not have publicly traded equity and our history is short, so we have no reliable historical data to estimate the expected term effectively. Therefore, in compliance with SAB 107, we used a temporary “simplified method” to estimate our expected term. Based on the guidance of SFAS 123R, expected volatility was derived from an index of historical volatilities from several companies that conduct business in the aerospace industry. The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. The compensation expense relating to these awards was $0.7 million for the nine months ended September 30, 2007. For the three months ended September 30, 2007, we recorded a $0.1 million reduction in compensation expense due to the change in forfeiture rate. There were no SARs issued or outstanding for the three and nine months ended September 24, 2006.
     The range of assumptions used in our calculations of fair value during the nine months ended September 30, 2007 were as follows:

September 30,
2007
Stock price	$8.79
Strike price	$10.00
Expected term	6.25 years
Risk-free interest rate	4.76 - 5.02%
Expected Volatility	53% - 54%
Dividend Rate	0%
     A summary of SAR activity for the nine months ended September 30, 2007 follows:

			Remaining
		Exercise	Contractual	Aggregate
		Price Per	Term (*)	Intrinsic
	Shares	Share (*)	(in years)	Value
Outstanding at December 31, 2006	797,270	$10.00
Granted	259,380	$10.00
Exercised	—	$—
Forfeited or expired	(72,650)	$10.00

Outstanding at September 30, 2007	984,000	$10.00	9.2	$—

Vested or expected to vest (1)	815,910	$10.00	9.2	$—

Exercisable at September 30, 2007	194,494	$10.00	9.2	$—

(*)	Weighted-average

(1)	Represents outstanding SARRs reduced by expected forfeitures.
Restricted Stock Units (“RSUs”)
     RSUs are awards of stock units that can be converted into common stock. The value of each RSU awarded is the same as the fair market value of our common stock at the date of grant in accordance with SFAS 123R. Because we do not have publicly traded equity, an independent third party valuation firm computes the fair value of our common stock. The compensation expense relating to these awards was $0.9 million for the nine months ended September 30, 2007. For the three months ended September 30, 2007, we recorded a $0.1 million adjustment to compensation expense due to the change in forfeiture rate. There were no RSUs issued or outstanding in the nine months ended September 24, 2006.

     A summary of RSU activity for the nine months ended September 30, 2007 follows:

		Grant Date
	Units	Fair Value
Restricted Stock Units Outstanding at December 31, 2006	395,140	$8.79
Restricted Stock Units Granted	197,906	$8.79
Restricted Stock Units Forfeited	(23,900)	$8.79
Restricted Stock Units Exercised	—	$—

Restricted Stock Units Outstanding at September 30, 2007	569,146	$8.79

Vested or expected to vest (1)	509,247

(1)	Represents outstanding RSUs reduced by expected forfeitures.
Restricted Shares
     During the nine months ended September 30, 2007, we granted 21,330 restricted shares to outside directors. These restricted shares will vest over the course of 2007. The restricted shares were valued at the fair value of our common stock at the date of grant. The compensation expense recorded for these shares for the three and nine months ended September 30, 2007 was approximately $91,000 and $138,000, respectively.
Note 11- Related Party Transactions
     A management agreement between Vought and its principal stockholder, The Carlyle Group, requires us to pay an annual fee of $2.0 million for various management services. We incurred fees of $0.5 million and $1.5 million, respectively, for the three and nine months ended September 30, 2007 and $1.0 million for the nine months ended September 24, 2006.
      Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to arm’s-length, long-term contracts. On September 29, 2006, The Carlyle Group (which is our controlling stockholder) acquired a majority stake in Wesco, and as a result, Wesco and we are now under common control of The Carlyle Group through its affiliated funds. In addition, three of our Directors, Messrs. Squier, Clare and Palmer, also serve on the board of directors of Wesco. The Carlyle Group will indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the nine months ended September 30, 2007 was approximately $12.1 million.
Note 12- Guarantor Subsidiaries
     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by our 100% owned subsidiaries. In accordance with criteria established under Rule 3-10(f) of Regulation S-X under the Securities Act, summarized financial information of Vought and its guarantor subsidiaries is presented below:

Consolidating Balance Sheet
September 30, 2007
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$39.9	$—	$—	$39.9
Accounts receivable	118.8	6.8	—	125.6
Intercompany receivable	23.3	7.5	(30.8)	—
Inventories	318.4	14.5	—	332.9
Other current assets	6.0	0.6	—	6.6

Total current assets	506.4	29.4	(30.8)	505.0

Property, plant and equipment, net	497.1	8.4	—	505.5
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	58.0	—	—	58.0
Investment in affiliated company	71.5	—	(71.5)	—
Investment in joint venture	10.0	—	—	10.0
Debt origination costs, net and other assets	12.4	0.1	—	12.5

Total assets	$1,619.4	$101.6	$(102.3)	$1,618.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$110.4	$5.2	$—	$115.6
Intercompany payable	7.5	23.3	(30.8)	—
Accrued and other liabilities	65.7	0.1	—	65.8
Accrued payroll and employee benefits	32.3	1.0	—	33.3
Accrued post-retirement benefits — current	48.0	—	—	48.0
Accrued pension — current	94.3	—	—	94.3
Current portion of long-term bank debt	4.0	—	—	4.0
Capital lease obligations	—	0.5	—	0.5
Accrued contract liabilities	296.1	—	—	296.1

Total current liabilities	658.3	30.1	(30.8)	657.6

Long-term liabilities:
Accrued post-retirement benefits	471.5	—	—	471.5
Accrued pension	268.0	—	—	268.0
Long-term bank debt, net of current portion	410.0	—	—	410.0
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	183.5	—	—	183.5

Total liabilities	2,261.3	30.1	(30.8)	2,260.6

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 24,776,578 issued and outstanding	0.3	—	—	0.3
Additional paid-in capital	416.6	80.3	(80.3)	416.6
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.0)	—	—	(1.0)
Accumulated deficit	(598.1)	(8.8)	8.8	(598.1)
Accumulated other comprehensive loss	(458.1)	—		(458.1)

Total stockholders’ equity (deficit)	(641.9)	71.5	(71.5)	(641.9)

Total liabilities and stockholders’ equity (deficit)	$1,619.4	$101.6	$(102.3)	$1,618.7

Consolidating Balance Sheet
December 31, 2006
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$92.5	$0.9	$—	$93.4
Accounts receivable	78.1	4.0	—	82.1
Intercompany receivable	18.1	6.2	(24.3)	—
Inventories	324.5	13.3	—	337.8
Other current assets	6.9	0.4	—	7.3

Total current assets	520.1	24.8	(24.3)	520.6

Property, plant and equipment, net	520.6	9.8	—	530.4
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	64.9	—	—	64.9
Investment in affiliated company	74.1	—	(74.1)	—
Debt origination costs, net and other assets	15.0	0.1	—	15.1

Total assets	$1,658.7	$98.4	$(98.4)	$1,658.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$114.7	$3.7	$—	$118.4
Intercompany payable	6.2	18.1	(24.3)	—
Accrued and other liabilities	75.6	0.6	—	76.2
Accrued payroll and employee benefits	39.9	0.9	—	40.8
Accrued post-retirement benefits — current	51.3	—	—	51.3
Accrued pension — current	25.6	—	—	25.6
Current portion of long-term bank debt	4.0	—	—	4.0
Capital lease obligations	0.3	1.0	—	1.3
Accrued contract liabilities	333.7	—	—	333.7

Total current liabilities	651.3	24.3	(24.3)	651.3

Long-term liabilities:
Accrued post-retirement benefits	478.8	—	—	478.8
Accrued pension	352.0	—	—	352.0
Long-term bank debt, net of current portion	413.0	—	—	413.0
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	186.9	—	—	186.9

Total liabilities	2,352.0	24.3	(24.3)	2,352.0

Stockholders’ equity (deficit):
Common stock, par value $0.01; 50,000,000 shares authorized, 24,755,248 issued and outstanding	0.3	—	—	0.3
Additional paid-in capital	414.8	80.3	(80.3)	414.8
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.0)	—	—	(1.0)
Accumulated deficit	(641.3)	(6.2)	6.2	(641.3)
Accumulated other comprehensive loss	(464.5)	—	—	(464.5)

Total stockholders’ equity (deficit)	(693.3)	74.1	(74.1)	(693.3)

Total liabilities and stockholders’ equity (deficit)	$1,658.7	$98.4	$(98.4)	$1,658.7

Consolidating Statement of Operations
Three Months Ended September 30, 2007
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$410.2	$16.2	$(4.1)	$422.3

Costs and expenses
Cost of sales	342.3	15.0	(4.1)	353.2
Selling, general and administrative expenses	53.6	1.2	—	54.8

Total costs and expenses	395.9	16.2	(4.1)	408.0

Operating income (loss)	14.3	—	—	14.3

Other income (expense)
Interest income	0.9	—	—	0.9
Other income (loss)	0.1	(0.1)	—	—
Equity in earnings (loss) of joint venture	(1.7)	—	—	(1.7)
Interest expense	(15.7)	—	—	(15.7)
Equity in income of consolidated subsidiaries	(0.1)	—	0.1	—

Income (loss) before income taxes	(2.2)	(0.1)	0.1	(2.2)

Income taxes	0.1	—	—	0.1

Net income (loss)	$(2.1)	$(0.1)	$0.1	$(2.1)

Consolidating Statement of Operations
Three Months Ended September 24, 2006
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$344.2	$9.7	$0.5	$354.4

Costs and expenses
Cost of sales	281.5	12.6	0.5	294.6
Selling, general and administrative expenses	55.8	0.9	—	56.7
Impairment charge	(0.4)	—	—	(0.4)

Total costs and expenses	336.9	13.5	0.5	350.9

Operating income (loss)	7.3	(3.8)	—	3.5

Other income (expense)
Interest income	0.6	—	—	0.6
Other income (loss)	—	—	—	—
Equity in earnings (loss) of joint venture	(1.5)	—	—	(1.5)
Interest expense	(16.0)	—	—	(16.0)
Equity in income of consolidated subsidiaries	(3.8)	—	3.8	—

Income (loss) before income taxes	(13.4)	(3.8)	3.8	(13.4)

Income taxes	—	—	—	—

Net income (loss)	$(13.4)	$(3.8)	$3.8	$(13.4)

Consolidating Statement of Operations
Nine Months Ended September 30, 2007
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$1,193.6	$45.2	$(8.2)	$1,230.6

Costs and expenses
Cost of sales	935.7	44.0	(8.2)	971.5
Selling, general and administrative expenses	164.8	3.7		168.5

Total costs and expenses	1,100.5	47.7	(8.2)	1,140.0

Operating income (loss)	93.1	(2.5)	—	90.6

Other income (expense)
Interest income	3.1	—		3.1
Other income (loss)	—	(0.1)		(0.1)
Equity in earnings (loss) of joint venture	(2.4)	—	—	(2.4)
Interest expense	(47.3)	—	—	(47.3)
Equity in income of consolidated subsidiaries	(2.6)		2.6	—

Income (loss) before income taxes	43.9	(2.6)	2.6	43.9

Income taxes	(0.7)	—	—	(0.7)

Net income (loss)	$43.2	$(2.6)	$2.6	$43.2

Consolidating Statement of Operations
Nine Months Ended September 24, 2006
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Net sales	$1,102.6	$35.2	$(4.5)	$1,133.3

Costs and expenses
Cost of sales	908.0	36.1	(4.5)	939.6
Selling, general and administrative expenses	162.4	2.7	—	165.1
Impairment Charge	8.1	—	—	8.1

Total costs and expenses	1,078.5	38.8	(4.5)	1,112.8

Operating income (loss)	24.1	(3.6)	—	20.5

Other income (expense)
Interest income	1.1	—	—	1.1
Other income (loss)	—	(0.1)	—	(0.1)
Equity in earnings (loss) of joint venture	(4.7)	—	—	(4.7)
Interest expense	(47.1)	(0.1)	—	(47.2)
Equity in income of consolidated subsidiaries	(3.8)	—	3.8	—

Income (loss) before income taxes	(30.4)	(3.8)	3.8	(30.4)

Income taxes	—	—	—	—

Net income (loss)	$(30.4)	$(3.8)	$3.8	$(30.4)

Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$43.2	$(2.6)	$2.6	$43.2
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	46.6	1.2	—	47.8
Non-cash stock compensation expense	1.8	—	—	1.8
Equity in losses of joint venture	2.4	—	—	2.4
Loss from asset sales	0.6	0.1	—	0.7
Income from investments in consolidated subsidiaries	2.6	—	(2.6)	—
Changes in current assets and liabilities:
Accounts receivable	(40.7)	(2.8)	—	(43.5)
Intercompany accounts receivable	(6.2)	(0.3)	6.5	—
Inventories, net of advance and progress billings	6.1	(1.2)	—	4.9
Other current assets	0.9	(0.2)	—	0.7
Accounts payable, trade	(4.3)	1.5	—	(2.8)
Intercompany accounts payable	1.3	5.2	(6.5)	—
Accrued payroll and employee benefits	(7.6)	0.1	—	(7.5)
Accrued and other liabilities	55.4	(0.5)	—	54.9
Accrued contract liabilities	(37.6)	—	—	(37.6)
Other assets and liabilities — long-term	(81.4)	—	—	(81.4)

Net cash provided by (used in) operating activities	(16.9)	0.5	—	(16.4)

Investing activities
Capital expenditures	(39.0)	(0.9)	—	(39.9)
Proceeds from sale of assets	23.1	—	—	23.1
Investment in joint venture	(16.5)	—	—	(16.5)

Net cash provided by (used in) investing activities	(32.4)	(0.9)	—	(33.3)

Financing activities
Payments on long-term bank debt	(3.0)	—	—	(3.0)
Payments on capital leases	(0.3)	(0.5)	—	(0.8)

Net cash provided by (used in) financing activities	(3.3)	(0.5)	—	(3.8)
Net increase (decrease) in cash and cash equivalents	(52.6)	(0.9)	—	(53.5)
Cash and cash equivalents at beginning of period	92.5	0.9	—	93.4

Cash and cash equivalents at end of period	$39.9	$—	$—	$39.9

Consolidating Statement of Cash Flows
Nine Months Ended September 24, 2006
($ in millions) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(30.4)	$(3.8)	$3.8	$(30.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	42.3	1.9	—	44.2
Impairment Charge	8.1	—	—	8.1
Equity in losses of joint venture	4.7	—	—	4.7
Loss from asset sales	0.8	0.1	—	0.9
Income from investments in consolidated subsidiaries	3.8	—	(3.8)	—
Changes in current assets and liabilities:
Accounts receivable	(7.5)	1.6	—	(5.9)
Intercompany accounts receivable	(3.8)	—	3.8	—
Inventories, net of advance and progress billings	(48.2)	(1.5)	—	(49.7)
Other current assets	0.2	0.1	—	0.3
Accounts payable, trade	(2.0)	(0.4)	—	(2.4)
Intercompany accounts payable	—	3.8	(3.8)	—
Accrued payroll and employee benefits	(4.6)	—	—	(4.6)
Accrued and other liabilities	18.6	0.5	—	19.1
Accrued contract liabilities	96.1	—	—	96.1
Other assets and liabilities — long-term	(6.5)	0.2	—	(6.3)

Net cash provided by (used in) operating activities	71.6	2.5	—	74.1

Investing activities
Capital expenditures	(89.8)	(2.1)	—	(91.9)
Proceeds from sale of assets	0.3	—	—	0.3

Net cash provided by (used in) investing activities	(89.5)	(2.1)	—	(91.6)

Financing activities
Proceeds from short-term bank debt	155.0	—	—	155.0
Payments on short-term bank debt	(155.0)	—	—	(155.0)
Payments on long-term bank debt	(2.0)	—	—	(2.0)
Payments on capital leases	—	(0.6)	—	(0.6)
Proceeds from sale of common stock	0.4	—	—	0.4
Proceeds from repayment of stockholder loans	0.1	—	—	0.1
Proceeds from governmental grants	17.4	—	—	17.4

Net cash provided by (used in) financing activities	15.9	(0.6)	—	15.3

Net increase (decrease) in cash and cash equivalents	(2.0)	(0.2)	—	(2.2)
Cash and cash equivalents at beginning of period	9.9	0.2	—	10.1

Cash and cash equivalents at end of period	$7.9	$0.0	$—	$7.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section may include forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include (i) reduced demand for new commercial aircraft due to reductions in airline traffic, (ii) business risks inherent to the airline industry including armed conflict, terrorism, global health warnings, government regulation, rising fuel and labor costs, lower than expected profitability, and general economic conditions, and (iii) reduced demand for military aircraft due to reductions in defense spending, cancellation or modification of military aircraft programs and changes to government export controls. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements of the Company and the accompanying notes contained therein.
Overview
We principally develop and manufacture aerostructures for commercial, military and business jet aircraft, which include fuselages, wings and wing assemblies, empennages (which are tail assemblies comprised of horizontal and vertical stabilizers, elevators and rudders), aircraft doors, nacelle components (which are the structures around engines) and control surfaces (such as rudders, spoilers, ailerons and flaps) as well as rotorcraft cabins and substructures. We serve customers in the commercial, military and business jet markets. We expect our commercial business to increase as a percentage of our total sales over the next few years as the Boeing 787 program enters into full production, Airbus shipments increase above previous rates and the C-17 program winds down.
Recent Events
In October 2007, an election was held among our production and maintenance employees at our North Charleston, South Carolina facility as a result of a petition for representation filed by the International Association of Machinists and Aerospace Workers (“IAM”). As a result of that election, we anticipate that the National Labor Relations Board will certify the IAM as the collective bargaining representative of those employees and in accordance with the requirements of the National Labor Relations Act, the Company expects to commence negotiations with the IAM on the terms of a collective bargaining agreement covering bargaining unit employees at that facility.
On November 8, 2007, the Company entered into employment agreements with each of Steve Davis, Vice President of Programs, and Dennis Orzel, Vice President of Manufacturing Operations. The initial term of each employment agreement extends through October 31, 2009, and each is subject to automatic extension for one-year periods unless timely notice of non-renewal is provided. The agreements provide for continuation of each executive's employment at their current rate of pay, subject to future adjustments during the term of the agreement. The agreements also provide for the payment of severance to the executive in the event that the executive’s employment is terminated by the Company without “cause” or if he resigns for “good reason,” as those terms are defined in the agreements. The severance consists of one year’s base salary and one year’s medical insurance premiums for the executive and his spouse and dependents.

Results of Operations

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 30,	September 24,		September 30,	September 24,
	2007	2006	Change	2007	2006	Change
Net sales:
Commercial	$205.1	$156.1	$49.0	$609.1	$525.2	$83.9
Military	142.2	133.6	8.6	398.5	393.1	5.4
Business Jets	75.0	64.7	10.3	223.0	215.0	8.0

Total net sales	$422.3	$354.4	$67.9	$1,230.6	$1,133.3	$97.3
Costs and expenses:
Cost of sales (1)	353.2	294.6	58.6	971.5	939.6	31.9
Selling, general and administrative (1)	54.8	56.7	(1.9)	168.5	165.1	3.4
Impairment change	—	(0.4)	0.4	—	8.1	(8.1)

Total costs and expenses	$408.0	$350.9	$57.1	$1,140.0	$1,112.8	$27.2
Operating income (loss)	14.3	3.5	10.8	90.6	20.5	70.1
Interest expense, net	(14.8)	(15.4)	0.6	(44.2)	(46.1)	1.9
Other (loss)	—	—	—	(0.1)	(0.1)	—
Equity in (loss) of joint venture	(1.7)	(1.5)	(0.2)	(2.4)	(4.7)	2.3
Income taxes	0.1	—	0.1	(0.7)	—	(0.7)

Net Income (loss)	$(2.1)	$(13.4)	$11.3	$43.2	$(30.4)	$73.6

(1)
We reclassified prior year costs related to information technology from general and administrative expenses to cost of sales because information technology directly supports manufacturing and engineering activities.

Comparison of Results of Operations for the Three Months Ended September 30, 2007 and September 24, 2006
Net sales. Net sales for the three months ended September 30, 2007 were $422.3 million, an increase of $67.9 million or 19%, compared with net sales of $354.4 million for the same period in the prior year. When comparing the third quarter of 2007 with the same period in the prior year:
•
Commercial net sales increased $49.0 million or 31%, primarily due to price adjustments and increased delivery rates. Sales increased $31.5 million for the Boeing programs and $17.5 million for the Airbus programs.

•
Military net sales increased $8.6 million or 6%, primarily due to $16.5 million of increased sales on the C-17 and H-60 programs partially offset by a decrease of $9.1 million relating to the C-5 program for non-recurring effort recorded in 2006. The sales increase for the C-17 was due to timing of deliveries and the H-60 increase was due to increased delivery rates.

•	Business Jet net sales increased by $10.3 million or 16% primarily due to increased delivery rates and price adjustments.
Cost of sales. Cost of sales for the three months ended September 30, 2007 was 84% of net sales, compared to 83% of net sales for the comparable period in the prior year. The increase was due mainly to losses related to our H-60 program.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2007 were $54.8 million, a decrease of $1.9 million or 3% compared with SG&A expenses of $56.7 million for the same period in the prior year. This decrease is due to a $3.7 million decrease in labor, fringe benefit costs and other general and administrative costs partially offset by a $1.8 million increase due to non-recurring and administrative costs related to the Boeing 787 program.
Operating income (loss). Operating income for the three months ended September 30, 2007 was $14.3 million, compared to operating income of $3.5 million for the comparable period in the prior year. The increase in operating income of $10.8 million is primarily related to margin improvements in our commercial and business jet programs partially offset by a loss recorded for the H-60 program.
Interest expense, net. Interest expense, net for the three months ended September 30, 2007 was $14.8 million, a decrease of $0.6 million compared with $15.4 million for the same period in the prior year. Interest expense decreased due to the lack of borrowings under our short-term revolver partially offset by a higher variable interest rate on our outstanding long-term bank debt.
Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and September 24, 2006
Net sales. Net sales for the nine months ended September 30, 2007 were $1,230.6 million, an increase of $97.3 million or 9%, compared with net sales of $1,133.3 million for the same period in the prior year. When comparing the nine months ended September 30, 2007 with the same period in the prior year:
•
Commercial net sales increased $83.9 million or 16%, primarily due to price adjustments and increased delivery rates. Boeing program sales increased $111.3 million and the Airbus program sales increased $43.1 million. These increases were partially offset by the $70.5 million of customer settlements recorded in the nine months ended September 24, 2006 with no corresponding contributions to net sales in the nine months ended September 30, 2007.

•
Military net sales increased $5.4 million or 1%, primarily due to sales increases of $56.9 million for the H-60 and C-17 programs. The increases were due to increased delivery rates for the H-60 program and timing of deliveries for the C-17 program, partially offset by a decrease of $49.9 million of non-recurring sales for the C-5 and Global Hawk programs recognized during the nine months ended September 24, 2006.

•
Business Jet net sales increased $8.0 million or 4% primarily due to increased delivery rates and price adjustments of $37.0 million which were partially offset by $29.0 million of customer settlements recorded in the nine months ended September 24, 2006 with no corresponding contributions to net sales in the nine months ended September 30, 2007.

Cost of sales. Cost of sales for the nine months ended September 30, 2007 was 79% of net sales compared to 83% of net sales for the comparable period in the prior year. The improvement is primarily due to margin improvements from price adjustments and cost reductions, partially offset by a loss recorded for the H-60 program.
Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2007 were $168.5 million, an increase of $3.4 million or 2% compared with SG&A expenses of $165.1 million for the same period in the prior year. The increase is primarily due to higher 787 program period costs of $20.5 million partially offset by $17.1 million of decreased labor, fringe and other general and administrative costs.
Operating income (loss). Operating income for the nine months ended September 30, 2007 was $90.6 million, compared to operating income of $20.5 million for the same period in the prior year. The increase in operating income of $70.1 million is primarily related to an increase in sales and improved margins discussed above, partially offset by investment in the Boeing 787 program and the loss recorded for the H-60 program.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2007 was $44.2 million, a decrease of $1.9 million compared with $46.1 million for the same period in the prior year. Interest expense decreased due to the lack of borrowings under our short-term revolver offset by a higher variable interest rate on our outstanding long-term bank debt.
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
     Additionally, some contracts contain provisions for price re-determination or cost and/or performance incentives. Such amounts or incentives are included in sales when the amounts can be reliably estimated and their realization is reasonably assured. The impact of revisions in profit estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident and are first offset against costs that are included in inventory, with any remaining amount reflected as forward loss in accrued contract liabilities.

	September 30,	December 31,
	2007	2006
	($ in millions)
Advances and progress billings	$259.9	$258.9
Forward Loss	11.4	34.4
Purchase accounting adjustment	19.5	24.1
Accrued vendor payments	4.7	10.3
Other	0.6	6.0

Total accrued contract liability	$296.1	$333.7

     We also provide testing, logistics and engineering services to our customers. However, the vast majority of our revenue is related to the sale of manufactured end item products and spare parts. Any revenue related to the provision of services is accounted for separately and is not material to our results of operations.

Goodwill
     Goodwill is tested for impairment, at least annually, by reporting unit in accordance with the provisions of SFAS 142. Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment, compares the fair value of a reporting unit with its carrying value. We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Because we currently have an accumulated deficit, no impairment charges were recognized in the nine months ended September 30, 2007 or the nine months ended September 24, 2006.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit obligation in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. We will implement SFAS 158 in our financial statements for year ending December 31, 2007 and we are currently evaluating the impact on our financial statements, which is in part dependent on changes in assumptions and the value of plan assets at the measurement date.
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
     We believe that cash flow from operations, cash and cash equivalents on hand, and funds available from our credit facility will provide adequate funds for our working capital needs, planned capital expenditures and near term debt service obligations. Our ability to meet these obligations will depend upon future operating performance, our ongoing negotiations with customers, and our ability to refinance our indebtedness, which will be affected by economic conditions and financial, business and other factors, some of which are beyond our control. Management has implemented and continues to implement cost savings initiatives that we expect should have a positive impact on the future cash flows needed to satisfy long-term cash requirements.
     We have eliminated more than 1,000 positions through the headcount reduction initiative undertaken during 2006, which we currently expect to result in approximately $100 million in annual savings. The savings expected include salary, fringe benefits and related costs for the positions eliminated. Under contract accounting, pursuant to SOP 81-1 paragraph 79, these cost savings will be realized through the income statement as a reduction of both cost of goods sold and general and administrative expenses (depending on the position eliminated and the type of work that person performed) over a two-year period. Due to the long-term growth expected in our business principally due to the Boeing 787 program, there is the potential that the impact of such savings on net income and cash flows will be offset in the future by unrelated cost increases related to growth of certain programs.
     On July 2, 2003, we issued $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. As of July 15, 2007, we may redeem the notes in full or in part by paying premiums specified in the indenture. The notes are senior unsecured obligations guaranteed by all of our existing and future domestic subsidiaries.
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
     As of September 30, 2007, we had no borrowings outstanding under the Revolver. We had long-term debt of approximately $684.0 million, which included $414.0 million incurred under our senior secured credit facilities and $270.0 million of Senior Notes. In addition, we had $46.2 million in outstanding letters of credit under the $75 million synthetic facility and $0.5 million of capital lease obligations.
     Credit Agreements and Debt Covenants. The agreements governing our debt contain customary affirmative and negative covenants for facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also contains financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios as defined in the agreement and a limitation on our capital spending levels. The senior notes indenture also contains various restrictive covenants, including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of September 30, 2007 we were in compliance with the covenants for our debt and credit facilities.
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
     Our senior secured credit facilities use Adjusted EBITDA to determine our compliance with two financial maintenance covenants. See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and reconciliation of that non-GAAP financial measure to net cash provided (used in) operating activities. We are required not to permit our consolidated total leverage ratio, or the ratio of funded indebtedness (net of cash) at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter, to exceed 4.50:1.00 for periods ending during fiscal 2007, which threshold reduces to 4.25:1.00 for fiscal 2008, to 4.00:1.00 for fiscal 2009, to 3.75:1.00 for fiscal 2010 and to 3.50:1.00 thereafter. We also are required not to permit our consolidated net interest coverage ratio, or the ratio of Adjusted EBITDA for the twelve months ending on the last day of a quarter to our consolidated net interest expense for the twelve months ending on the same day, to be less than 3.00:1.00 for periods ending in fiscal 2007 and less than 3.50:1.00 thereafter. Each of these covenants is tested quarterly, and our failure to comply could result in a default and, potentially, an event of default under our senior secured credit facilities. If not cured or waived, an event of default could result in acceleration of this indebtedness. Our senior secured credit facilities also use Adjusted EBITDA to determine the interest rates on our borrowings, which are based on the consolidated total leverage ratio described above. Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our senior secured credit facilities. Accordingly, a change in our Adjusted EBITDA could increase or decrease our cost of funds. The actual results of the total leverage ratio and net interest coverage ratio for the nine months ended September 30, 2007 were 2.42: 1.00 and 4.79: 1.00, respectively.
     The indenture governing our notes contains a covenant that restricts our ability to incur additional indebtedness unless, among other things, we can comply with a fixed charge coverage ratio. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of Adjusted EBITDA to total consolidated debt less cash on hand for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels. Accordingly, Adjusted EBITDA is a key factor in determining how much additional indebtedness we may be able to incur from time to time to operate our business.
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

     Adjusted EBITDA for the three and nine months ended September 30, 2007 was $49.9 million and $207.5 million, respectively, which is an increase of $14.9 million and $81.5 million, respectively from the prior year. The following table is a reconciliation of the non-GAAP measure from our cash flows from operations:
Vought Aircraft Industries, Inc.
Reconciliation of Non-GAAP Measures
Adjusted EBITDA
(Unaudited)
($ in millions)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
Net cash provided by (used in) operating activities	$(18.1)	$(25.4)	$(16.4)	$74.1
Interest expense, net	14.8	15.4	44.2	46.1
Income tax	(0.1)	—	0.7	—
Stock compensation expense	(0.1)	—	(1.8)	—
Equity in losses of joint venture	(1.7)	(1.5)	(2.4)	(4.7)
Loss from asset sales	(0.1)	(0.2)	(0.7)	(9.0)
Debt amortization costs	(0.9)	(0.8)	(2.3)	(2.3)
Changes in operating assets and liabilities	35.3	28.7	112.3	(46.6)

EBITDA	29.1	16.2	133.6	57.6
Non-recurring investment in Boeing 787 (a)	20.3	21.1	70.0	59.9
Unusual charges — Plant consolidation & other non-recurring program costs (b)	—	1.3	0.1	(0.3)
Loss on disposal of property, plant and equipment (c)	0.1	0.2	0.7	9.0
Pension & OPEB curtailment and non-cash expense (d)	—	(3.8)	—	(1.3)
Other (e)	0.4	—	3.1	1.1

Adjusted EBITDA	$49.9	$35.0	$207.5	$126.0

(a)
Non recurring investment in Boeing 787—The Boeing 787 program, described elsewhere in our periodic reports, is a significant new program for our operations, and has required substantial start-up costs in recent periods as we built a new facility in South Carolina and invested in new manufacturing technologies dedicated to the program. These start-up investment costs are recognized in our financial statements over several periods due to their magnitude and timing. We expect that our current start-up costs in the Boeing 787 program will continue to decline significantly as the start-up phase of the program and our current related contractual commitments will be substantially completed during the next few months. In the future, subject to potential program modifications by our customer, including development of derivatives and delivery rate increases, we could have additional start-up costs required. Our credit agreement excludes our significant start-up investment in the Boeing 787 program because it represents an unusual significant investment in a major new program that is not indicative of ongoing core operations, and accordingly the investment that has been expensed during the period is added back to Adjusted EBITDA.

(b)
Consolidation and restructuring initiative—In 2004 we launched a facilities consolidation and restructuring initiative, which has been more fully described in our previous public reports. The initiative was a distinct project designed to create efficiencies in managing our plant and labor resources. During 2004 and 2005, we recorded expenses and related disruption charges in an aggregate amount of approximately $215.2 million, which were included as an adjustment in the calculation of Adjusted EBITDA. The site consolidation plan was discontinued in early 2006, with additional charges in 2006 of approximately $8.0 million. We do not expect to incur any additional significant charges related to this plan.

Our credit agreement excludes the consolidation and restructuring initiative because it represents an unusual event in the Company’s operations that is not indicative of ongoing core operating performance, and accordingly the charges that have been expensed during the period are added back to Adjusted EBITDA. For the nine months ended September 24, 2006, we incurred $6.4 million of consolidation and restructuring costs.

Other non-recurring program costs — During the three months ended September 24, 2006, we recorded no non-recurring program costs.

For the nine months ended September 24, 2006, $31.6 million of customer settlement income was offset by $24.9 million of unusual expenses related to the H-60 program and the $6.4 million consolidation expense described above. The net, $0.3 million, of these unusual items was deducted from Adjusted EBITDA in accordance with the terms of our credit agreement.

(c)
Loss on disposal of property, plant and equipment (“PP&E”)— On occasion, where the asset is no longer needed for our business and ceases to offer sufficient value or utility to justify our retention of the asset, we choose to sell PP&E at a loss. These losses reduce our results of operations for the period in which the asset was sold. Our credit agreement provides that those losses are reflected as an adjustment in calculating Adjusted EBITDA.

(d)
Pension and other post-employment benefits curtailment and non-cash expense related to FAS 87 and FAS 106—Our credit agreement allows us to remove non-cash benefit expenses, so to the extent that the recorded expense exceeds the cash contributions to the plan, it is reflected as an adjustment in calculating Adjusted EBITDA.

(e)	Other—Includes non-cash stock expense and related party management fees. Our credit agreement provides that these expenses are reflected as an adjustment in calculating Adjusted EBITDA.
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

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•
it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, but may nonetheless have a material impact on our results of operations.

Cash Flow Summary

	Nine Months Ended
	September 30,	September 24,
	2007	2006	Change
	($ in millions)
Net income (loss)	$43.2	$(30.4)	$73.6
Non-cash items	52.7	57.9	(5.2)
Changes in working capital	(112.3)	46.6	(158.9)

Net cash provided by (used in) operating activities	(16.4)	74.1	(90.5)
Net cash provided by (used in) investing activities	(33.3)	(91.6)	58.3
Net cash provided by (used in) financing activities	(3.8)	15.3	(19.1)

Net increase (decrease) in cash and cash equivalents	(53.5)	(2.2)	(51.3)
Cash and cash equivalents at beginning of period	93.4	10.1	83.3

Cash and cash equivalents at end of period	$39.9	$7.9	$32.0

     Net cash used in operating activities for the nine months ended September 30, 2007 was $16.4 million, a decrease of $90.5 million compared to net cash provided by operating activities of $74.1 million for the same period in the prior year. The decrease compared to the same period in the prior year is due primarily to $89 million of customer settlements received in the nine months ended September 24, 2006.
     Cash used in investing activities has primarily been for capital expenditures. Net cash used for investing activities for the nine months ended September 30, 2007 was $33.3 million, a decrease of $58.3 million or 64% compared to $91.6 million for the same period in the prior year. This reduction is primarily due to decreases in capital spending for the Boeing 787 program and the related construction for the South Carolina site compared to 2006 levels as the program enters regular production. In addition, $23.1 million in proceeds were received from the sale of our Grand Prairie, Texas warehouse and the sale-lease back of operating equipment. Finally, during the nine months ended September 30, 2007, we contributed $16.5 million to the investment in our joint venture.
     Cash used in financing activities for the nine months ended September 30, 2007 was $3.8 million, a decrease of $19.1 million compared to net cash provided by financing activities of $15.3 million for the same period in the prior year. The decrease was primarily due to $17.4 million of government grants, which were received in the period ended September 24, 2006.

Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements as of September 30, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable-rate debt.
     Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery and amounts retained by the customer pending contract completion. We continuously monitor collections and payments from customers and currently do not maintain a provision for estimated credit losses based upon our historical experience and the credit strength of our customer base of large aircraft manufacturers. While such credit losses have historically been within our expectations, we cannot guarantee that we will continue to experience the same credit loss rates in the future.
     We maintain cash and cash equivalents with various financial institutions and perform periodic evaluations of the relative credit standing of those financial institutions. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit risk on cash and cash equivalents.
Commodity Price Risks
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
     We are exposed to cash flow risk due to changes in interest rates with respect to the entire $414.0 million of variable rate debt under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of September 30, 2007 would decrease our annual pre- tax income by approximately $4.1 million. All of our remaining debt is at fixed rates, therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Our Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
(a) Exhibits

(10.1)*	Employment agreement between Vought and Steve Davis

(10.2)*	Employment agreement between Vought and Dennis Orzel

(31.1)*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.
(Registrant)

November 9, 2007 (Date)	/s/ KEITH HOWE Vice President and Chief Financial Officer

November 9, 2007 (Date)	/s/ WENDY HARGUS Interim Principal Accounting Officer