Form 10-K
period 2007-12-31
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2008-03-18
CIK 1278061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of March 13, 2008, there were 24,778,423 shares of common stock outstanding.

Cautionary Statement Regarding Forward Looking Statements
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

PART I
Item 1. Business
Overview
     Vought Aircraft Industries, Inc. and its wholly owned subsidiaries, VAC Industries, Inc., Vought Commercial Aircraft Corporation and Contour Aerospace Corporation (“Contour”) are herein referred to as the “Company” or “Vought.” We are one of the largest independent manufacturers of aerostructures for commercial, military and business jet aircraft in the world. We develop and manufacture fuselages, wings and wing assemblies, empennages (tail assemblies comprised of horizontal and vertical stabilizers, elevators and rudders), aircraft doors, nacelle components (the structures around engines) and control surfaces (such as rudders, spoilers, ailerons and flaps) as well as rotorcraft cabins and substructures. These aerostructures are subsequently integrated by our Original Equipment Manufacturer (OEM) customers into a wide range of commercial, military and business jet aircraft. Additionally, we can provide customers with testing, engineering and Federal Aviation Administration (“FAA”) authorized maintenance, repair and overhaul (MRO) of some of our products. Our customers include the leading prime aerospace manufacturers, including Airbus S.A.S. (“Airbus”), Bell Helicopter Textron, Inc. (“Bell Helicopter”), The Boeing Company (“Boeing”), Gulfstream Aerospace Corp., a General Dynamics Company (“Gulfstream”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop Grumman”), Sikorsky Aircraft Corporation, a United Technologies Company (“Sikorsky”) and the U.S. Air Force (“Air Force”). We generated revenue of $1.6 billion for the year ended December 31, 2007. Our Corporate office is in Irving, Texas, and production work is performed at sites in Hawthorne, California; Dallas and Grand Prairie, Texas; Milledgeville, Georgia; Nashville, Tennessee; Stuart, Florida and North Charleston, South Carolina. Through Contour, we operate sites in Brea, California, and Everett, Washington.
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
Markets
     We operate within the aerospace industry as a manufacturer of aerostructures for commercial, military and business jet aircraft. Market and economic trends that impact the rates of growth of these markets affect the sales of our products. The competitive outlook for each of our markets is discussed below:
     Commercial Aircraft Market. The commercial aircraft market can be categorized by aircraft size and seating as follows:
•	Large wide-body aircraft with twin aisles (more than 200 seats). This category includes the Boeing 747, 767, 777 and 787 and the Airbus A330, A340 and A380, as well as the A350XWB, planned for entry into service in 2013.

•	Smaller narrow-body aircraft with single aisles (excluding regional aircraft) (100 to 200 seats). This category includes the Boeing 737 and the Airbus A320 family (A318/319/320/321).

•	Regional jets (approximately 40 to 110 seats). This category includes the Bombardier CRJ Series and the Embraer ERJ 135, 140 and 145 aircraft. Embraer also produces larger (70-108 seats) regional aircraft such as the ERJ 170/175 and ERJ 190/195.
     General economic activity, airline profitability, passenger and cargo traffic rates and aircraft retirements have always been considered the primary drivers of demand for new commercial aircraft and our revenue. In addition, the continuing escalation of fuel prices is driving more fuel efficient aircraft into the world fleet at a faster rate than previously forecasted. The latest forecasts from both Boeing and Airbus indicate that the world wide fleet will more than double over the next 20 years.

     While Boeing and Airbus generally agree in the magnitude of the growth in the market, the manufacturers differ in their projections of numbers of aircraft and in their views of the size and type of aircraft that will be delivered over that timeframe. The long-term growth projections used in their latest forecasts are:

	Annual Passenger Revenue Growth	Annual Cargo Revenue Growth
Airbus	4.8%	6.0%
Boeing	5.0%	6.1%
     However, forecasters have been unable to predict the peaks and troughs of the aviation cycle, including the significant downturn in production volumes post-2001 and the dramatic increase in orders for commercial aircraft since 2005.
Military Aircraft Market. The military aircraft market can be categorized as follows:
•	Transport Aircraft or Cargo Aircraft — This aircraft category is characterized by the capability to transport troops, equipment and humanitarian aid into generally short and roughly prepared airfields or to perform airdrops of troops and equipment when landing is not an option. There are generally three classes of cargo aircraft: large cargo aircraft, such as the C-17 Globemaster III, C-5 Galaxy and AN124; medium cargo aircraft, such as the C-130J Hercules and the Airbus A400M, which is under development; and small cargo aircraft, such as the C-23 Sherpa and the C-27 Spartan.

•	Unmanned Air Vehicles — Currently this class of aircraft is generally used for observation and command and control. Increasingly important in the U.S. military strategy, the use of this class of aircraft is broadening into weapons delivery and air combat. Examples include Global Hawk, the Predator and the Hunter.

•	Rotorcraft — The missions of the rotorcraft fleet are broad and varied and are critical to the war efforts in Iraq and Afghanistan. The critical missions that rotorcraft serve include intra-theatre cargo delivery, troop transport and rapid insertion, observation and patrol, ground attack and search and rescue. All models are seeing heavy use in Iraq and Afghanistan and, as a result, the delivery rates are increasing on most models due to the wear and damage the aircraft are experiencing. Examples include the H-60 (Blackhawk and variants), V-22 Osprey, CH-47 Chinook and the AH-64 Apache.

•	Fighter and Attack Aircraft — Fighter aircraft are used in air-to-air combat and provide air superiority over the battle space. This role enables other friendly aircraft to perform their missions. Attack aircraft are used to support ground troops in close air support roles and penetrating attacks. This category includes the F-22A Raptor, F-35 Lightning II, F-15E Eagle, A-10 Warthog and the F/A-18 Super Hornet.

•	Aerial Tanker Aircraft — Tankers used to deliver fuel to other aircraft while airborne are essential to the effective use of combat and support aircraft. The Air Force recently announced that it will modernize its aging fleet of tanker aircraft based on a modified version of the Airbus A330 airframe. Boeing has filed a protest regarding the failure of the Air Force to select the Boeing entry in that competition which is based on a modified version of the Boeing 767 airframe. We currently produce structure on both the A330 and Boeing 767 aircraft.
     The U.S. national defense budget, procurement funding decisions, geopolitical conditions worldwide and operational use drive demand for new military aircraft. In February 2008, President Bush proposed a $183.8 billion Fiscal Year (FY) 2009 procurement defense budget (not including emergency supplemental appropriations). This procurement budget reflects an increase of approximately 4.7% from the FY 2008 procurement request of $175.5 billion which was an increase of approximately 2% from FY 2007. The ground wars in Iraq and Afghanistan have put significant pressure on the defense budget due to the rapid deterioration of land-based transport and rotorcraft and increased personnel costs.

     Business Jet Aircraft Market. This market includes personal, business and executive aircraft. While this class may include the large commercial transports sold as business jets, the market is generally considered those aircraft that seat from 4 to 18 passengers. Micro-jets range from 4 to 7 passengers and the larger business jets range from 8 to 18 passengers. The primary business jet aircraft manufacturers are Bombardier, Cessna, Dassault Aviation, Gulfstream and Hawker Beechcraft.
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
Products and Programs
     We design, manufacture and supply both metal and composite aerospace structural assemblies including the following:
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
     We have a diverse base of contracts in each of the significant aerospace markets described above. The following chart summarizes our revenue by market for the years ended December 31, 2007, 2006 and 2005:

	Year Ended		Year Ended		Year Ended
	December 31, 2007		December 31, 2006		December 31, 2005
		Percent		Percent		Percent
		of Total		of Total		of Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
	($ in millions)
Revenue:
Commercial	794.5	49%	699.3	45%	602.7	46%
Military	530.0	33%	560.9	36%	471.7	36%
Business jets	301.0	18%	290.7	19%	222.8	18%

Total revenue	$1,625.5	100%	$1,550.9	100%	$1,297.2	100%

     Commercial Aircraft Products. We produce a wide range of commercial aircraft products and participate in a number of major commercial programs for a variety of customers.
     We are one of the largest independent manufacturers of aerostructures for Boeing Commercial Airplanes (“Boeing Commercial”). We have more than 40 years of commercial aircraft experience with Boeing Commercial, and we have maintained a formal strategic alliance with Boeing Commercial since 1994.
     We are also one of the largest U.S. manufacturers of aerostructures for Airbus and have almost 20 years of commercial aircraft experience with the various Airbus entities.
     The following table summarizes the major commercial programs that we currently have under long-term contract by customer and product, indicating in each case whether we are a sole-source provider and the date on which the program commenced. For purposes of the table, the year of commencement of a program is the year a contract was signed with the OEM.

Commercial Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Airbus
A330/340	Upper skin panel assemblies, center spar and midrear spar, mid and outboard leading edge assemblies, flap, spoiler and flap track fairing	✓	1988
A340-500/600	Upper skin panel, stringers, center spar and midrear spar, mid and outboard leading edge assemblies	✓	1998
Boeing
747	Fuselage panels, empennage, vertical stabilizer, horizontal stabilizer, aft body section, rudder, elevators, pressure dome, doors, floor beams, nacelle components and spare requirements	✓	1966
767	Wing center section, horizontal stabilizer, aft fuselage section, doors, nacelle components, pressure dome, doors and spare requirements	✓	1980
777	Inboard flaps, spoilers and spare requirements	✓	1993
787	Aft fuselage and integration including design responsibility	✓	2005

     Military Aircraft Products. We produce a broad array of products for military organizations both in the United States and around the world. In the United States, we provide aerostructures for a variety of military platforms, including transport, rotorcraft and unmanned aircraft utilized by all four branches of the U.S. military. The following table summarizes the major military programs that we currently have under long-term contract by customer and product, indicating in each case whether we are a sole-source provider and the date on which the program commenced. For purposes of the table, the year of commencement of a program is the year a contract was signed with the OEM.

Military Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Bell/Boeing
V-22 Osprey	Fuselage side skins and drag angles, sponsons, main landing gear door panels, empennage (including horizontal and vertical stabilizers), rudders, elevator, cargo ramp and ramp door assemblies	✓	1993
Boeing
C-17 Globemaster III	Nacelle components (engine build up units, fan reversers, core reversers, and accessory doors), empennage (vertical stabilizer, horizontal stabilizer), universal aerial refueling receptacle slipway installation, control surfaces (upper and lower, forward and aft rudders, inboard and outboard elevators, ailerons) and stringers, spar web, spar caps, door jams and ramp toes.	✓	1983
U.S. Government
C-5 Galaxy	Flaps, slats, elevators, wing tips, panels and other parts	✓	2002
Lockheed Martin
C-130J Hercules	Empennage (horizontal and vertical)	✓	1953
Northrop Grumman
E-2 Hawkeye	Metal bond assemblies, detail fabrication and machine parts for outer wing panels and fuselage		2000
Global Hawk	Integrated composite wing	✓	1999
Sikorsky
H-60	Cabin structure		2004

     Business Jet Aircraft Products. Our customers in this market include primary business jet aircraft manufacturers such as Cessna, Gulfstream, and Hawker Beechcraft. We believe we are the largest aerostructures supplier to Gulfstream for their G300, G350, G400, G450, G500, and G550 models.
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
Hawker Beechcraft
Hawker 800	Nacelle components	✓	1981
End Markets and Customers
     We generate a large proportion of our revenues from three large customers. The following table reports the total revenue from these customers relative to our total revenue.

	Year Ended		Year Ended		Year Ended
	December 31, 2007		December 31, 2006		December 31, 2005
		Percent		Percent		Percent
		of Total		of Total		of Total
Customers	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
	($ in millions)
Airbus	$206.2	13%	$161.8	10%	$186.3	14%
Boeing	926.6	57%	857.9	55%	728.9	56%
Gulfstream	259.1	16%	248.4	16%	183.9	14%
Total revenue to large customers	1,391.9	86%	1,268.1	81%	1,099.1	84%
Total revenue	$1,625.5	100%	$1,550.9	100%	$1,297.2	100%

     Our products are sold for a broad range of end uses. Although the majority of our customers are in the U.S., we also have international customers. The following chart illustrates the split between domestic and foreign revenue:

	Year Ended		Year Ended		Year Ended
	December 31, 2007		December 31, 2006		December 31, 2005
		Percent		Percent		Percent
		of Total		of Total		of Total
Revenue Source	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
	($ in millions)
United States	$1,419.3	87%	$1,387.5	89%	$1,094.0	84%
International (1)
England	143.0	9%	118.8	8%	138.3	11%
Other	63.2	4%	44.6	3%	64.9	5%
Total International	206.2	13%	163.4	11%	203.2	16%
Total revenue	$1,625.5	100%	$1,550.9	100%	$1,297.2	100%

(1)	Our primary international customer is Airbus
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
     In addition, we traditionally have been a partner in the manufacturing and development of large composite aircraft structures. As a program partner on the Boeing 787 program, we have enhanced our capability in the design, manufacturing, and integration of complex composite structures.
     Our system integration capability and ability to support challenging new aircraft launch schedules, with cost effective design and manufacturing solutions, makes us a preferred partner participating from initial concept development of new aircraft. We operate one of the few structural test laboratories in the world capable of full-scale carrier landing simulation.
     Well Positioned in the Military Aircraft Market. We serve a broad spectrum of the military aircraft market, with particular strength in fixed-wing transport and rotor aircraft. Currently, we provide aerostructures for many military transport programs, including the Boeing C-17 Globemaster III, as well as the important rotorcraft military segment, with Bell/Boeing V-22 Osprey tilt rotor transport and the H-60 helicopter.

Business Strategy
     Continue as a Strategic Partner to our Customers. We strengthen customer relationships and expand market opportunities by partnering with customers on their business endeavors. We want to be our customer’s most valued supplier. We provide prime contractors with development and, when requested, engineering to ensure our participation on their current and future programs.
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
Raw Materials, Purchased Parts and Suppliers
     We depend on the availability of materials, parts and subassemblies from our suppliers and subcontractors. Our suppliers’ ability to provide timely and quality raw materials, components, kits and subassemblies affects our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with this reliance on the supply chain.
     Our strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. We forecast that in the short term, the raw material price increases experienced in recent years will slow considerably through 2008. However, we expect that in 2009 and beyond, due to demand pressure as OEM’s deliver on the recently accumulated order backlogs, price increases may again escalate. The weakening dollar is also causing our supply chain, specifically in Europe, to feel abnormal cost pressures. These factors may force us to renegotiate with our suppliers and customers to avoid a significant impact to our margins and results of operations.
     These macro-economic pressures may increase our operating costs with consequential risk to our cash flow and profitability. As a rule, we don’t employ forward contracts or other financial instruments to hedge commodity price risk, although we continuously explore supply chain risk mitigation strategies.
     We are exposed to fluctuations in prices of utilities and services (electricity, natural gas, chemical processing and freight). We seek to minimize these risks through use of long term agreements and aggregated sourcing.
     We also depend on third parties for most of our information technology requirements necessary to run our business.
Research and Development and Specialized Engineering Services
     Our scientists, engineers and other personnel have capabilities and expertise in structural design, stress analysis, fatigue and damage tolerance, testing, systems engineering, factory support, product support, tool design, inspection and systems installation design. The costs incurred relating to independent research and development for the years ended December 31, 2007, 2006 and 2005, were $4.4 million, $3.4 million and $4.4 million, respectively, recorded in selling, general, and administrative expenses in our income statement. We work jointly with our customers and the supply base to insure that our investments complement the needs of our industry, rather than duplicate what our stakeholders are developing.

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
Competition
     In the production and sale of aerospace structural assemblies, we compete with numerous U.S. and international companies on a worldwide basis. Primary competition comes from internal work completed by the operating units of OEMs including Airbus, Boeing, Gulfstream, Lockheed Martin, Northrop Grumman, Sikorsky and Raytheon. We also face competition from independent aerostructures suppliers in the U.S. and overseas who, like us, provide services and products to the OEMs. Our principal competitors among independent aerostructures suppliers include: Alenia Aeronautica, Stork Aerospace, Fuji Heavy Industries, Mitsubishi Heavy Industries, GKN Westland Aerospace (U.K.), Kawasaki Heavy Industries, Goodrich Corp., and Spirit AeroSystems.
     OEMs may choose not to outsource production of aerostructures due to, among other things, their own direct labor and overhead considerations, capacity utilization at their own facilities and desire to retain critical or core skills. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource.
     However, when OEMs choose to outsource, they typically do so for one or more of the following reasons:
•	lower cost;

•	capacity limitations;

•	a business need or desire to utilize other’s unique engineering and design capabilities;

•	a desire to share the required upfront investment;

•	risk sharing; and

•	strategic reasons in support of sales.
     Our ability to compete for large structural assembly contracts depends upon:
•	our underlying cost structure that enables a competitive price;

•	the readiness and availability of our facilities, equipment and personnel to undertake and nimbly implement the programs;

•	our engineering and design capabilities;

•	our ability to manufacture or rapidly procure both metal and composite structures; and

•	our ability to support our customer’s needs for strategic work placement.
Employees
     As of December 31, 2007, we employed 6,571 people. Of those employed at year-end, 3,332 or 51%, are represented by five separate unions.
•	Local 848 of the United Automobile, Aerospace and Agricultural Implement Workers of America represents 2,141 of the employees located in Dallas and Grand Prairie, Texas. This union contract, which covers the majority of our production and maintenance employees at our Dallas and Grand Prairie, Texas facilities, is in effect through October 3, 2010.

•	Aero Lodge 735 of the International Association of Machinists and Aerospace Workers represents 943 of the employees located in Nashville, Tennessee. This union contract is in effect through September 27, 2008.

•	Local 20 of the International Brotherhood of Electrical Workers represents 47 employees located in Dallas, Texas. This union contract is in effect through April 6, 2008.

•	Local 263 of the Security, Police and Fire Professionals of America (formerly United Plant Guard Workers of America) represents 25 employees located in Dallas, Texas. This union contract is in effect through February 19, 2012.

•	District Lodge 96 of the International Association of Machinists and Aerospace Workers is certified as the representative for 176 employees located in North Charleston, South Carolina. Negotiations for the initial contract began January 24, 2008.

     We believe we have constructive working relationships with our unions and have been successful in negotiating collective bargaining agreements in the past. We have not suffered an interruption of business as a result of a labor dispute since 1989, which occurred at the Nashville facility. However, there can be no assurance that in the future we will reach an agreement on a timely basis or that we will not experience a work stoppage or labor disruption that could significantly adversely affect our operations.
     From time to time, unions have sought and may continue to seek to organize employees at some of our facilities. We cannot predict the impact of any additional unionization of our workforce.
Backlog
     We measure backlog for commercial and business jet programs as firm orders, and backlog for military programs as funded orders or authorizations to proceed, in each case for products that have not yet been shipped to our customer. This methodology results in a number that is substantially less than the estimated aggregate dollar value of our contracts. Using our measure of backlog, we estimate that at December 31, 2007, our funded backlog was approximately $3.4 billion. Our backlog may fluctuate at any given time depending on whether we have received significant new firm orders, funded orders or authorizations to proceed before the date of measurement. For example, our military funded orders or authorizations to proceed generally are awarded when the Department of Defense budget for the relevant year has been approved, resulting in a significant increase in backlog at that time.
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
     Under federal and state environmental laws, owners and operators of contaminated properties can be held responsible for up to 100% of the costs to remediate contamination, regardless of whether they caused such contamination. Our facilities have been previously owned and operated by other entities and remediation is currently taking place at several facilities in connection with contamination that occurred prior to our ownership. In particular, we acquired several of our facilities from Northrop Grumman in July of 2000, including the Hawthorne, California facility, the Stuart, Florida facility, the Milledgeville, Georgia facility and two Texas facilities. Of those facilities, remediation projects are underway in Hawthorne, Stuart, Milledgeville and Dallas.
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
     We acquired the Nashville, Tennessee facility from Textron Inc. in 1996. In connection with that acquisition, Textron agreed to indemnify up to $60 million against any pre-closing environmental liabilities with regard to claims made within ten years of the date on which the facility was acquired, including with respect to a solid waste landfill located onsite that was closed pursuant to a plan approved by the Tennessee Division of Solid Waste Management. Although that indemnity was originally scheduled to expire in August 2006, we believe that the agreement may continue to provide for indemnification for certain pre-closing environmental liabilities incurred beyond that expiration date. While there are no currently pending environmental claims related to the Nashville facility, there is no assurance that environmental claims will not arise in the future or that we will receive any indemnity from Textron.
     As of December 31, 2007, our balance sheet included an accrued liability of $3.8 million for accrued environmental liabilities.
Regulatory Conditions
     The commercial and business jet aerospace industry is highly regulated in the United States by the FAA and by similar organizations in other markets. As a producer of major aerostructures for commercial and business jet aircraft, our production activities are performed under the auspices of the applicable FAA type certificate held by the prime manufacturer for which we produce product. In addition to qualifying our production and quality systems to our customer’s requirements, we are also certified in Stuart, Florida by the FAA to repair and overhaul damaged parts for delivery and reinstallation on commercial and business jet aircraft.
     Our Quality Management System (QMS) is fully compliant to AS9100, and we hold an industry registration certificate to that standard through an accredited registrar. Our special production processes are certified in compliance to industry manufacturing, quality and processing requirements, as defined and controlled by the PRI/Nadcap accreditation program.
     The military aerospace industry is highly regulated by the U.S. Department of Defense. The Defense Contract Management Agency has certified us to provide products to the U.S. military. We are subject to review by the Defense Contract Management Agency whether we contract directly with the U.S. Government or provide aerostructures to an OEM that contracts directly with the U.S. Government. The U.S. Government contracts held by us and our customers are subject to unique procurement and administrative rules based on laws and regulations. U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or default by the contractor. In addition, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a yearly basis, even though contract performance may take many years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future years.
     In addition, use of foreign suppliers and sale to foreign customers, such as Airbus, and foreign governments may subject us to the requirements of the U.S. Export Administration Regulations and the International Trafficking in Arms Regulations.

Additional Information
     Our principal executive offices are located at 201 East John Carpenter Freeway, Tower I, Suite 900, Irving, TX 75062. Our telephone number is (972) 946-2011.
     The Public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room A4 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that, like us, file electronically with the SEC: <http://www.sec.gov>.
     More information on our Company may be found at our website: <http://www.voughtaircraft.com>.

Item 1A. Risk Factors
Our commercial business is cyclical and sensitive to the profitability of the commercial airline and cargo industries. Our business is, in turn, affected by general economic conditions and world safety considerations.
     We compete in the aerostructures sector of the aerospace industry. While our direct customers are aircraft manufacturers, such as Boeing and Airbus, our business is indirectly affected by the financial condition of the commercial airlines and airfreight companies and other economic factors that affect the demand for air transportation. Specifically, our commercial business is dependent on the demand from passenger airlines and airfreight companies for the production of new aircraft by our customers.
     This demand for aircraft is dependent on and influenced by a number of factors including:
•	Global economic growth, which is a primary factor that both Boeing and Airbus use to forecast future production requirements.

•	Ability of the industry to finance new aircraft — While this is generally tied to industry profitability and load factors, the conditions of the credit market can adversely affect the cost and availability of financing of aircraft.

•	Air cargo requirements and airline load factors, which are driven by world economy and international trade volume.

•	Age and efficiency of the world fleet of active and stored fleet aircraft.

•	General public attitudes towards air travel — Events such as the September 11, 2001 terrorist attacks and later, the SARS outbreak in Asia, tend to dramatically and quickly influence the market.

•	Higher fuel prices, which may impact the airline and cargo industry’s short-term profitability, may drive more rapid fleet renewal to take advantage of newer, more efficient aircraft technologies.

•	Increased global demand for air travel.
Our substantial indebtedness could prevent us from fulfilling our obligations under the senior notes.
     We have a significant amount of indebtedness. As of December 31, 2007, our total indebtedness was $683 million, excluding unused commitments under the revolving credit facility in our amended senior secured credit facilities. Our substantial indebtedness could have important consequences for us and investors in our securities. For example, it could:
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
     In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, variable-rate indebtedness will create higher debt service requirements and it may become necessary for us to dedicate a larger portion of cash flow to service such indebtedness. To the extent we have not entered into hedging arrangements, we are exposed to cash flow risk due to changes in interest rates with respect to the entire $413.0 million of variable-rate indebtedness under our amended senior secured credit facilities.

     As of December 31, 2007, a one-percentage point increase in interest rates on our variable-rate indebtedness would decrease our annual pre-tax income by approximately $4.1 million.
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
Despite our current indebtedness levels, we may still be able to incur substantially more debt, which would further increase the risks associated with our substantial leverage described above.
     We may incur substantial additional indebtedness in the future. The terms of our senior notes indenture do not fully prohibit us, including our subsidiaries, from incurring additional indebtedness. As of December 31, 2007, our amended senior secured credit facilities permitted additional borrowings of up to $200 million. If new indebtedness is added to our current indebtedness levels, the related risks that we face would be magnified.
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
     In addition to the covenants described above, our amended senior secured credit facilities require us to maintain certain financial ratios and tests. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Events beyond our control can affect our ability to meet these financial ratios and tests. Our failure to comply with these obligations could cause an event of default under our amended senior secured credit facilities. If an event of default occurs, our lenders could elect to declare all amounts outstanding and accrued and unpaid interest under our amended senior secured credit facilities to be immediately due and the lenders thereafter could foreclose upon the assets securing the amended senior secured credit facilities. In that event, we may not have sufficient assets to repay all of our obligations, including our senior notes. We may incur additional indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to our amended senior secured credit facilities or our senior notes.

Current market conditions could impact our ability to access new capital to meet our liquidity needs.
     The capital markets are currently experiencing disruptions, which may have an adverse impact on our ability to access to new capital. Current conditions in the debt and equity capital markets include reduced liquidity and increased credit risk premiums for market participants. These conditions increase the cost and reduce the availability of capital and may continue or worsen in the future. Our need for additional working capital is highly dependent on the future requirements of the 787 program. We expect to need additional funding from Boeing or other third party sources to participate in future derivatives of the 787 or additional contract modifications requested by Boeing. There can be no assurance that we will be able to obtain this additional funding.
Financial market conditions may adversely affect our benefit plan assets and materially impact our statement of financial position.
     Our benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The current market value of all of these investment categories may be adversely affected by external events and the movements and volatility in the financial markets including such events as the current credit and real estate market conditions. In December 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires employers that sponsor defined benefit plans to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) of the plan. A dramatic decrease in the fair value of our plan assets resulting from movements in the financial markets may increase the under-funded status of our plans recorded in our statement of financial position and result in additional cash funding requirements to meet the minimum required funding levels.
We operate in a highly competitive business environment.
     Competition in the aerostructures segment of the aerospace industry is intense and concentrated. We face substantial competition from the operating units of some of our largest customers, including Airbus, Boeing, Gulfstream, Lockheed Martin, Northrop Grumman and Raytheon. These OEMs may choose not to outsource production of aerostructures due to, among other things, their own direct labor and overhead considerations, capacity utilization at their own facilities and desire to retain critical or core skills. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource.
     We also face competition from non-OEM suppliers in each of our product areas. Our principal competitors among aerostructures suppliers include Alenia Aeronautica, Stork Aerospace, Fuji Heavy Industries, Mitsubishi Heavy Industries, GKN Westland Aerospace (U.K.), Kawasaki Heavy Industries, Goodrich Corp., and Spirit AeroSystems. Some of our competitors have greater resources than us, and therefore may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply chain management and sales and marketing, and we may not have enough resources to make the necessary investments to do so. For these reasons, we may not be able to compete successfully in this market or against such competitors. See Item 1. “Business—Competition.”

Large customer concentration may negatively impact revenue, results of operations and cash flows.
     For the years ended December 31, 2007, 2006 and 2005, approximately 70%, 65% and 70% of our revenue, respectively, were made to Airbus and Boeing for commercial and military programs. Accordingly, any significant reduction in purchases by Airbus or Boeing would have a material adverse effect on our financial condition, results of operations and cash flows.
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
     The U.S. defense budget has fluctuated in recent years, at times resulting in reduced demand for new aircraft and, to a lesser extent, spare parts. In addition, foreign military sales are affected by U.S. Government regulations, foreign government regulations and political uncertainties in the United States and abroad. The U.S. defense budget may continue to fluctuate, and sales of defense related items to foreign governments may decrease. A decline in defense spending could reduce demand for our customers’ military aircraft, and thereby reduce sales of our products used on military aircraft.
     There is risk that the C-17 program could be completed in 2009 after the end of the current contract as identified in the President’s FY 2007 Recommended Budget is completed in 2009. No new funding is identified for this program in the President’s FY 2008 Recommended Budget. However, the FY 2008 Defense Authorization bill includes $2.3 billion to procure 8 aircraft. The Senate and House Defense Appropriations Subcommittees have yet to act on the remaining unmarked $126 billion balance of the President’s $196 billion emergency supplemental funding request but both chairmen have stated that funding for additional C-17s will be a major priority. We are taking steps now to realign ourselves in recognition of the possible loss of the program after 2009. For 2007, the C-17 program provided a significant portion of our military revenues.

Our fixed-price contracts may commit us to unfavorable terms.
     We provide most of our products and services through fixed-price contracts. For the year ended December 31, 2007, over 95% of our revenues were derived from fixed-price contracts.
     Although our fixed-price contracts generally permit us to keep unexpected profits if costs are less than projected, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause significant losses.
     On occasion we may enter into agreements with our customers modifying the terms of those fixed price contracts; however, there are no assurances that we will be able to do so in the future.
     Although we believe that we have recorded adequate provisions in our consolidated financial statements for losses on our fixed-price contracts, as required under accounting principles generally accepted in the United States, our contract loss provisions may not be adequate to cover all actual future losses, which may have a material adverse affect on our financial condition, results of operations and cash flows.
We incur risk associated with new programs that are critical to our future profitability.
     New programs, such as Boeing 787 and 747-8, with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, delays in the program schedule, failure of other suppliers to our customer to perform and meet their obligations, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, delays in negotiations of certain contractual matters and our ability to accurately estimate costs associated with such programs which may have a material adverse affect on our financial condition, results of operations and cash flows.
     Programs new to Vought including work moved from other companies, such as Sikorsky H-60, carry risks associated with the following:
•	transfer of technology, knowledge, and tooling;

•	hiring and training of qualified personnel;

•	increased capital and funding commitments;

•	ability to meet customer specifications, delivery requirements and unique contractual requirements;

•	supplier performance;

•	ability of the customer to meet its contractual obligations to us; and

•	our ability to accurately estimate costs associated with such programs.
     The success of our business will depend, in large part, on the success of our new programs, such as those mentioned above. We have made and will continue to make significant investments in new programs. However, if there is not sufficient demand for those new aerostructures, or if there are technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule for such aircraft similar to the recent 787 program delay, our business, financial condition and results of operations may be materially adversely affected.
Failure to or delays in renegotiation with our customers to finalize or update contract terms or pricing could materially impact our operations.
     Our level of success as an aerostructure supplier is largely dependent on our ability to negotiate favorable contract terms with our customers. Typically, we enter fixed-price contracts with pricing that is determined based on an estimate of our costs and margin. However, the actual costs incurred for some projects exceed the amount estimated (“loss contracts”). If we are unable to quickly identify loss contracts and renegotiate the pricing or contract terms in a timely manner, our level of profitability could be significantly impacted.

Our business depends, in large part, on the future sales of the Boeing 787 program and further delays in the delivery schedule and renegotiation of contract terms for the 787 program could materially impact our liquidity and results of operations.
     On January 16, 2008, Boeing rescheduled the initial deliveries of the 787 program for early 2009 rather than 2008. Currently, Boeing has not changed their delivery requirements from us and as a result we believe this delay will not have a material impact on Vought’s working capital requirements. Any additional significant changes that Boeing makes to our delivery schedule could negatively impact our revenue and cash flows. If we are unable to work with our suppliers or Boeing to mitigate the adverse impacts of any such schedule changes, our financial performance and liquidity could be materially adversely impacted.
     In addition, we are in negotiations with Boeing regarding settlement of certain contractual matters related to the 787. If we are unable to reach an acceptable agreement with Boeing, in a timely manner, our ability to participate in future derivatives of the 787 or additional contract modifications requested by Boeing and our liquidity, profitability and financial position could be significantly impacted.
Any significant disruption in our supply from key suppliers could delay production and decrease revenue.
     We are highly dependent on the availability of essential materials and purchased engineered components from our suppliers, some of which may be available only from single customer specified sources. Moreover, we are dependent upon the ability of our suppliers to provide raw material and components that meets specifications, quality standards and delivery schedules. Our suppliers’ failure to provide expected raw materials, such as carbon fiber, aluminum and titanium, or component parts could adversely affect production schedules and contract profitability.
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
     In addition, some contracts with our suppliers for raw materials and other goods are short-term contracts, which are subject to termination on a relatively short-term basis. These suppliers may discontinue provision of products to us at attractive prices or at all, and we may not be able to obtain such products in the future from these or other providers on the scale and within the time periods we require. Furthermore, substitute raw materials or component parts may not meet the strict specifications and quality standards we, our customers, and the U.S. Government impose. If we are not able to obtain key products on a timely basis and at an affordable cost, or we experience significant delays or interruptions of their supply, revenues from sales of products that use these supplies will decrease.
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
     District Lodge 96 of the International Association of Machinists and Aerospace Workers was recently certified as the representative for approximately 200 production and maintenance employees located in North Charleston, South Carolina. Negotiations for their initial contract began on January 24, 2008. Moreover, the collective bargaining agreements with two of our unions, covering approximately 1,000 employees in the aggregate, are due to expire in 2008.
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
     Many aircraft manufacturers, airlines and aerospace suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by aircraft manufacturers, airlines or aerospace suppliers could reduce our customers’ demand for additional aircraft structures or prevent us from completing production of our aircraft structures. In turn, this may have a material adverse affect on our financial condition, results of operations and cash flows.
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
Our operations depend on our manufacturing facilities throughout the U.S. which are subject to physical and other risks that could disrupt production.
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
     Pursuant to certain environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials may also be held liable for such costs at a disposal or treatment site, regardless of whether the affected site is owned or operated by them. Contaminants have been detected at some of our present and former sites, principally in connection with historical operations, and investigations and/or clean-ups have been undertaken by us or by former owners of the sites. We also receive inquiries and notices of potential liability with respect to offsite disposal facilities from time to time. Although we are not aware of any sites for which material obligations exist, the discovery of additional contaminants or the imposition of additional clean-up obligations could result in significant liability. See Item 1 “Business—Environmental Matters.”

Any product liability claims in excess of insurance may require us to dedicate cash flow from operations to pay such claims and damage our reputation impacting our ability to obtain future business.
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
     An accident caused by a component designed or manufactured by us or one of our suppliers could also damage our reputation for quality products. We believe our customers consider safety and reliability as key criteria in selecting a provider of aerostructures. If an accident were caused by one of our components, or if our satisfactory record of safety and reliability were compromised, our ability to retain and attract customers could be materially adversely affected. Furthermore, our results of operations, financial position, and cash flow from operations could be significantly impacted.
The construction of aircraft is heavily regulated and failure to comply with applicable laws could reduce our sales or require us to incur additional costs to achieve compliance, which could reduce our results of operations.
     The FAA prescribes standards and qualification requirements for aerostructures, including virtually all commercial airline and general aviation products, and licenses component repair stations within the U.S. Comparable agencies regulate these matters in other countries. We are subject to both the FAA regulations and the regulations of the foreign countries in which we conduct business. If we fail to qualify for or obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be expensive and time consuming.
     From time to time, the FAA or comparable agencies in other countries propose new regulations or changes to existing regulations. These new changes or regulations generally cause an increase in costs of compliance. To the extent the FAA, or comparable agencies in other countries implement regulatory changes, we may incur significant additional costs to achieve compliance.
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
We may be adversely affected if we are unable to maintain effective internal controls that ensure timely and reliable external financial reporting.
     We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls commencing with our current annual report. Additionally, we have delivered an attestation report from an independent registered public accounting firm on their assessment of the operating effectiveness of our internal controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations.

Item 1B. Unresolved Staff Comments
     Not applicable.

Item 2. Properties
     Our corporate offices and principal corporate support activities are located in Irving and Dallas, Texas. We own and lease manufacturing facilities located throughout the United States. We currently have manufacturing facilities in Texas, California, Tennessee, Georgia, Washington, Florida and South Carolina. General information about our principal manufacturing facilities is presented in the chart below.

	Square
Site	Footage	Ownership	Functions
Dallas, TX

Jefferson Street	28,878	Owned	High speed wind tunnel.

Jefferson Street	4,927,292	Leased	Design capabilities; test labs; fabrication of parts and structures; assembly and production of wings, horizontal and vertical tail sections, fuselage, empennage, and cabin structures.

Irving, TX	16,168	Leased	Vought Corporate Office

Grand Prairie, TX

Marshall Street	804,456	Leased	Manufacturing of empennage assemblies, doors, skin polishing, automated fastening.

Hawthorne, CA	1,382,096	Leased	Production of fuselage panels and main deck cargo doors; reconfigurable tooling, precision assembly and automated fastening.

Torrance, CA	84,654	Leased	Fuselage panel processing facility.

Nashville, TN	2,170,497	Owned	Design capabilities; wing, wing assembly and control surface manufacturing and assembly facilities.

Stuart, FL	519,690	Leased	Manufacturing of composite and metal aircraft assemblies and manufacturing of commercial aircraft doors.

Brea, CA	90,000	Leased	Manufacturing of wing skins, fuselage panels, bulkheads, floor beams, spars, stringers, landing gear and subassemblies.

Everett, WA	153,000	Leased	Manufacturing of wing skins, fuselage panels, bulkheads, floor beams, spars, stringers, landing gear and subassemblies.

Milledgeville, GA	566,168	Owned	Composite fabrication and component assembly.

North Charleston, SC	384,533	Owned (1)	Fabrication and assembly of composite fuselage structures.

(1)	The facilities owned by Vought at this location are on land leased from South Carolina Public Railways, a division of the South Carolina Department of Commerce.

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
     We operate in a highly regulated industry that subjects us to various audits, reviews and investigations by several U.S. governmental entities. Currently, we are not aware of any significant on-going audits, reviews or investigations which we believe would materially impact our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     Our common equity consists of common stock, par value $0.01 per share. There is currently no established public trading market for our common stock.
     As of March 13, 2008, there were 83 stockholders of record of our common stock.
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
     During 2006 and 2007, we issued an aggregate of 10,650 and 21,854 shares of our common stock, respectively, or less than 1% of the aggregate amount of common stock outstanding, to members of our board of directors in reliance on Section 4(2) of the Securities Act.
     During 2006, we issued an aggregate of 33,225 shares of our common stock in connection with the exercise of stock options originally granted in accordance with Rule 701 of the Securities Act. The aggregate proceeds to Vought as a result of these transactions were approximately $0.4 million. No shares were issued in connection with the exercise of stock options in 2007.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003 (6)
	($ in millions)
Statement of Operations:
Revenue	$1,625.5	$1,550.9	$1,297.2	$1,214.7	$1,208.8
Cost of sales (1)	1,269.3	1,274.2	1,231.8	1,078.0	1,056.0
Selling, general & administrative expenses (1)	246.7	236.0	234.2	223.1	190.9
Impairment charge	—	9.0	5.9	26.0	—
Operating income (loss)	109.5	31.7	(174.7)	(112.4)	(38.1)
Interest expense, net (2)	59.0	63.1	51.3	42.8	30.0
Other loss	0.1	0.5	0.3	—	—
Equity in loss of joint venture	4.0	6.7	3.4	—	—
Income (loss) before income taxes	46.4	(38.6)	(229.7)	(155.2)	(68.1)
Income tax expense (benefit)	0.1	(1.9)	—	(0.2)	2.3
Net income (loss) (3)	$46.3	$(36.7)	$(229.7)	$(155.0)	$(70.4)

Other Financial Data:
Cash flow provided by (used in) operating activities (4)	$34.2	$172.8	$(65.0)	$(59.8)	$98.8
Cash flow used in investing activities	(49.6)	(102.7)	(152.1)	(70.6)	(217.8)
Cash flow provided by (used in) financing activities (4)	(2.4)	13.2	98.3	152.9	156.8
Capital expenditures	57.4	115.4	147.1	69.6	34.6

Consolidated Balance Sheet Data:
Cash and cash equivalents	$75.6	$93.4	$10.1	$128.9	$106.4
Accounts receivable, net	81.4	82.1	90.8	123.2	114.5
Inventories, net	362.8	337.8	340.1	279.3	197.3
Property, plant and equipment, net	507.0	530.4	485.1	407.7	414.1
Total assets	1,620.9	1,658.7	1,561.8	1,589.0	1,499.7
Total debt (5)	683.0	688.3	693.0	697.9	570.4
Stockholders’ deficit	$(665.8)	$(693.3)	$(773.0)	$(554.5)	$(322.9)

(1)	Certain 2005-2003 amounts have been reclassified to conform to the current year presentation (See Note 5 in the Consolidated Financial Statements).

(2)	Interest expense, net includes the gain or loss on interest rate swaps for 2006, 2005, 2004 and 2003. There were no interest rate swaps for 2007.

(3)	Net income (loss) is calculated before other comprehensive income (losses) relating to minimum pension liability adjustments and adoption of SFAS 158 adjustments of ($22.4) million in 2007 and minimum pension liability adjustments of $112.9 million, $16.8 million, $(78.6) million and $13.1 million and in, 2006, 2005, 2004 and 2003, respectively.

(4)	Amounts previously disclosed for 2004 have been updated to reflect a reclassification of $35 million in grants received from the State of Texas from operating activities to financing activities.

(5)	Total debt as of December 31, 2006, 2005, 2004 and 2003 includes $1.3 million, $2.0 million, $2.9 million and $4.5 million, respectively, of capitalized leases. As of December 31, 2007, there were no capital leases.

(6)	Includes Aerostructures’ results of operations from July 2, 2003, the date of acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Business Overview
     We are one of the largest independent manufacturers of aerostructures for commercial, military and business jet aircraft in the world. We develop and manufacture fuselages, wings and wing assemblies, empennages (tail assemblies comprised of horizontal and vertical stabilizers, elevators and rudders), aircraft doors, nacelle components (the structures around engines) and control surfaces (such as rudders, spoilers, ailerons and flaps) as well as rotorcraft cabins and substructures. These aerostructures are subsequently integrated by our Original Equipment Manufacturer (OEM) customers into a wide range of commercial, military and business jet aircraft. Additionally, we can provide customers with testing, engineering and Federal Aviation Administration (“FAA”) authorized maintenance, repair and overhaul (MRO) of some of our products. Currently we perform production at nine sites throughout the United States.
Industry Trends
     The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. Following the declining trends after 2001, the industry has experienced record numbers of orders for new aircraft in recent years. The market for business jets was also impacted by the economic downturn, but generally recovered in 2005 and continued to grow in 2006 and 2007. The military market has also seen growth in recent years, due in part to the wars in Iraq and Afghanistan. However, with the addition of the 787 program and the potential reduction or completion of the C-17 production over the next few years, we expect the portion of our business represented by our commercial business to increase as a percentage of sales over the next few years.
Company Trends
     In 2007, revenue grew by 5% to $1.6 billion and operating income increased 245%. These increases were driven by growth in sales to our largest customers, Airbus and Boeing, of 27% and 8%, respectively, and continuance of cost reduction measures. We continued spending on new programs such as Boeing 787, Boeing 747-8 and Blackhawk in an effort to grow revenue and income. We generated operating cash flow of $34.2 million driven by operating and working capital performance. Over the next five years, our projected contributions for the pension and other post-retirement benefit plans are $598.1 million. Our backlog grew 3% to $3.4 billion primarily due to increased orders for the C-17 and Airbus programs.
Recent Events
     On January 16, 2008, Boeing rescheduled the initial deliveries of the 787 program for early 2009 rather than 2008. Currently, Boeing has not changed their delivery requirements from us and as a result we believe this delay will not have a material impact on Vought’s working capital requirements. We are also currently in negotiations with Boeing regarding settlement of certain contractual matters. We continue to focus on the positive resolution of these items, but we are disappointed in the time it is taking, and if we are unable to reach an acceptable agreement in a timely manner, our liquidity, profitability and financial position could be significantly impacted.
     On January 22, 2008, we signed a five-year contract with Sikorsky Aircraft Corp. to manufacture cabin structures for three variants of Blackhawk helicopters. The estimated contract value is approximately $600 million for deliveries through 2012.
     On March 3, 2008, the U.S. Air Force announced that the Northrop Grumman/EADS KC-30 Tanker was selected for the KC-135 Replacement Program and that the modernization will be based on a modified version of the Airbus A330 Airframe. Boeing has filed a protest regarding the failure of the Air Force to select the Boeing entry in that competition which is based on a modified version of the Boeing 767 airframe. We currently produce structure on both the A330 and Boeing aircraft.

Results of Operations

	Year Ended		Year Ended		Year Ended
	December 31,	Percentage	December 31,	Percentage	December 31,
	2007	Change to	2006	Change to	2005
	(in millions)	Prior Year	(in millions)	Prior Year	(in millions)
Revenue:
Commercial	$794.5	14%	$699.3	16%	$602.7
Military	530.0	-6%	560.9	19%	471.7
Business Jets	301.0	4%	290.7	30%	222.8

Total revenue	$1,625.5	5%	$1,550.9	20%	$1,297.2
Costs and expenses:
Cost of sales	1,269.3	0%	1,274.2	3%	1,231.8
Selling, general and administrative	246.7	5%	236.0	1%	234.2
Asset impairment charge	—	-100%	9.0	53%	5.9

Total costs and expenses	$1,516.0	0%	$1,519.2	3%	$1,471.9
Operating income (loss)	109.5	245%	31.7	118%	(174.7)
Interest expense, net	(59.0)	6%	(63.1)	-23%	(51.3)
Other (loss)	(0.1)	80%	(0.5)	-67%	(0.3)
Equity in (loss) of joint venture	(4.0)	40%	(6.7)	-97%	(3.4)
Income tax benefit (expense)	(0.1)	-105%	1.9	100%	—

Net Income (Loss)	$46.3	226%	$(36.7)	84%	$(229.7)

Total funded backlog	$3,394.4	3%	$3,291.0	39%	$2,367.3
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Revenue. Revenue for the year ended December 31, 2007 was $1,625.5 million, an increase of $74.6 million or 5% compared with revenue of $1,550.9 million for the prior year. When comparing the current and prior year:
•	Commercial revenue increased by $95.2 million or 14% primarily due to price adjustments and increased delivery rates. Boeing program revenue increased $120.8 million and the Airbus program revenue increased $44.4 million. These increases were partially offset by the $70.0 million of customer settlements recorded for the year ended December 31, 2006 with no corresponding contributions to revenue for the year ended December 31, 2007.

•	Military revenue decreased $30.9 million or 6%. Increases of $69.1 million primarily due to higher delivery rates for the H-60 program and timing of deliveries for the C-17 program were offset by a decrease of $100.0 million of non-recurring revenue for the C-5, Global Hawk and 767 tanker programs recognized during the year ended December 31, 2006 and the completion of other small military programs.

•	Business Jet revenue increased by $10.3 million or 4% primarily due to increased delivery rates and price adjustments of $39.3 million which were partially offset by $29.0 million of customer settlements recorded in the year ended December 31, 2006 with no corresponding contributions to revenue in the year ended December 31, 2007.
     Cost of Sales. Cost of sales for the year ended December 31, 2007 was only 78% of revenue compared to 82% of revenue for the comparable period in the prior year despite the impact of the $99.0 million of customer settlements recorded in 2006. Excluding the 2006 settlements, cost of sales as a percentage of revenue in 2006 were 88%. The improvement is primarily due to margin improvements from price adjustments and cost reductions, partially offset by losses primarily due to increased costs for the H-60 program.

     Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2007 were $246.7 million, an increase of $10.7 million or 5% compared with SG&A expenses of $236 million in the prior year. The increase is primarily due to higher 787 program period costs of $15.6 million offset by $4.9 million of decreased labor, fringe and other general and administrative costs.
     Operating income (loss). Operating income for the year ended December 31, 2007 was $109.5 million, compared to $31.7 million in the prior year. The increase in operating income of $77.8 million or 245% is primarily related to an increase in revenue and improved margins discussed above, partially offset by investment in the Boeing 787 program and the losses recorded the H-60 program.
     Interest expense, net. Interest expense, net for the year ended December 31, 2007 was $59.0 million, a decrease of $4.1 million or 6% compared with $63.1 million for the same period in the prior year. Interest expense decreased due to the lower borrowings under our short-term revolver partially offset by a higher variable interest rate on our outstanding long-term bank debt.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Revenue. Revenue for the year ended December 31, 2006 were $1,550.9 million, an increase of $253.7 million or 20% compared with revenue of $1,297.2 million for the prior year. When comparing the current and prior year:
•	Commercial revenue increased approximately $96.6 million or 16% in 2006. This increase was primarily due to the recognition of $70 million in revenue related to customer settlements in the second quarter of 2006, and increased revenue of $60.3 million resulting from increased aircraft delivery rates on the Boeing 777, 767, and 747, partially offset by decreased revenue of $28.4 million due to reduced delivery rates on the Airbus A319 and A340.

•	Military revenue increased approximately $89.2 million or 19% in 2006 primarily due to increased revenue of $58.2 million on the Global Hawk and $22.3 million on the H-60 programs resulting from increased delivery rates.

•	Business Jet revenue increased approximately $67.9 million or 30% due primarily to a $29 million of customer settlements finalized in the second quarter and $35.1 million due to an increase in delivery rates for our Gulfstream programs, partially offset by a decrease of $12.5 million due to the completion of the Embraer program.
     Cost of Sales. Cost of sales as a percentage of revenue was 82% for the year ended December 31, 2006, compared with 95% for the same period in the prior year. The decrease in the cost of sales percentage was caused primarily by the absence of one-time facility consolidation and disruption expenses of $158.4 million recorded in 2005 that were not incurred in 2006, partially offset by costs recognized related to customer settlements and losses recorded on the Airbus and H-60 programs in 2006.
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
     Operating income (loss). Operating income for the year ended December 31, 2006 was $31.7 million, compared to an operating loss of ($174.7) million for the same period in the prior year. The positive change in operating income of $206.4 million is primarily due to the absence of facility consolidation expenses of $158.4 million recorded in 2005 that were not incurred in 2006, favorable customer settlements and increased revenue combined with our cost reduction efforts and reduced benefit costs. These favorable changes were partially offset by losses on the Airbus and H-60 programs.

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
     Working capital requirements fluctuate between periods as a result of changes in delivery rates under existing contracts and production associated with new contracts. For some aircraft programs, milestone or advance payments finance working capital, which helps to improve liquidity. In addition, we may, in the ordinary course of business, settle outstanding claims with customers or suppliers or we may receive payments for previously unnegotiated change orders. Settlement of pending claims can have a significant impact on our results of operations and cash flows. Our liquidity requirements are highly dependent on the future requirements of the 787 program.
     We believe that cash flow from operations, cash and cash equivalents on hand, and funds available under the revolving portion of our credit facility will provide adequate funds for our ongoing working capital and capital expenditure needs and near term debt service obligations to allow us to meet our current contractual commitments for at least the next twelve months. However, we expect to need additional funding from the customer or other third party sources to participate in the future derivatives of the 787 or other 787 contract modifications requested by Boeing. Our ability to refinance our indebtedness or obtain additional sources of financing will be affected by economic conditions and financial, business and other factors, some of which are beyond our control. Management has implemented and continues to implement cost savings initiatives that we expect should have a positive impact on the future cash flows needed to satisfy our long-term cash requirements
     On July 2, 2003, we issued $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. As of July 15, 2007, we may redeem the notes in full or in part by paying premiums specified in the indenture. The notes are senior unsecured obligations guaranteed by all of our existing and future domestic subsidiaries.
     We entered into $650 million of senior secured credit facilities pursuant to a credit agreement dated December 22, 2004. The senior secured credit facilities are comprised of a $150 million six year revolving loan (“Revolver”), a $75 million synthetic letter of credit facility and a $425 million seven year term loan B. The term loan amortizes at $1.0 million per quarter with a final payment at the maturity date of December 22, 2011.
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
     As of December 31, 2007, we had no borrowings outstanding under the Revolver, although we borrowed and repaid $20 million during the year. We had long-term debt of approximately $683.0 million, which included $413.0 million incurred under our senior secured credit facilities and $270.0 million of Senior Notes. In addition, we had $46.2 million in outstanding letters of credit under the $75 million synthetic facility.

     Credit Agreements and Debt Covenants. The agreements governing our debt contain customary affirmative and negative covenants for facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also requires that we maintain certain financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios, as defined in the agreement, and a limitation on our capital spending levels. The Senior Notes indenture also contains various restrictive covenants, including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of December 31, 2007, we were in compliance with the covenants in the indenture governing our notes and credit facilities.
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
     Our senior secured credit facilities use Adjusted EBITDA to determine our compliance with two financial maintenance covenants. See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and reconciliation of that non-GAAP financial measure to net cash provided by (used in) operating activities. We are required not to permit our consolidated total leverage ratio, or the ratio of funded indebtedness (net of cash) at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter, to exceed 4.25:1.00 for fiscal periods ending during 2008, to 4.00:1.00 for fiscal 2009, to 3.75:1.00 for fiscal 2010 and to 3.50:1.00 thereafter. We also are required not to permit our consolidated net interest coverage ratio, or the ratio of Adjusted EBITDA for the twelve months ending on the last day of a quarter to our consolidated net interest expense for the twelve months ending on the same day, to be less than 3.50:1.00 for periods ending during 2008 and thereafter. Each of these covenants is tested quarterly, and our failure to comply could result in a default and, potentially, an event of default under our senior secured credit facilities. If not cured or waived, an event of default could result in acceleration of this indebtedness. Our senior secured credit facilities also use Adjusted EBITDA to determine the interest rates on our borrowings, which are based on the consolidated total leverage ratio described above. Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our senior secured credit facilities. Accordingly, a change in our Adjusted EBITDA could increase or decrease our cost of funds. The actual results of the total leverage ratio and net interest coverage ratio for the year ended December 31, 2007 were 2.19:1.00 and 5.18:1.00, respectively.
     The indenture governing our notes contains a covenant that restricts our ability to incur additional indebtedness unless, among other things, we can comply with a fixed charge coverage ratio. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of Adjusted EBITDA to total consolidated debt less cash on hand for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels or we have availability to incur such indebtedness under certain baskets in the indenture. Accordingly, Adjusted EBITDA is a key factor in determining how much additional indebtedness we may be able to incur from time to time to operate our business.
     Non-GAAP Financial Measures. Periodically we disclose to investors “Adjusted EBITDA,” which is a non-GAAP financial measure used by our management in assessing our operations. We disclose this measure in order to provide investors with the same information and perspective used by our management, as well as to enable them to assess our compliance with the financial maintenance covenants in our credit agreement. We disclose Adjusted EBITDA as calculated in accordance with our credit agreement, and this measure includes adjustments that eliminate items that management does not consider reflective of our ongoing core operating performance. From time to time individual adjustments in computing Adjusted EBITDA may be material to our operations. During the period presented in this report, we made adjustments in computing Adjusted EBITDA based on events that we believe are material to our operating results but which management does not consider to be reflective of our ongoing core operating performance. Those adjustments and their significance are discussed in the notes to the table below.

     Adjusted EBITDA for the years ended December 31, 2007, 2006 and 2005 was $277.4 million, $184.5 million and $180.1 million, respectively. The following table is a reconciliation of the non-GAAP measure from our cash flows from operations:

	For the Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(in millions)
Net cash provided by (used in) operating activities	$34.2	$172.8	$(65.0)
Interest expense, net	59.0	63.1	51.3
Income tax expense (benefit)	0.1	(1.9)	—
Stock compensation expense	(5.2)	(3.0)	6.4
Equity in losses of joint venture	(4.0)	(6.7)	(3.4)
Loss from asset sales and other losses	(1.8)	(11.4)	(12.7)
Debt amortization costs	(3.1)	(3.1)	(3.1)
Changes in operating assets and liabilities	86.9	(129.7)	(83.9)

EBITDA	$166.1	$80.1	$(110.4)

Non-recurring investment in Boeing 787 (1)	95.9	90.1	65.8
Unusual charges & other non-recurring program costs (2)	6.1	1.3	158.4
Loss on disposal of property, plant and equipment (3)	1.9	10.7	11.9
Pension & OPEB curtailment and non-cash expense (4)	—	(3.4)	50.9
Other (5)	7.4	5.7	3.5

Adjusted EBITDA	$277.4	$184.5	$180.1

(1)	Non recurring investment in Boeing 787—The Boeing 787 program, described elsewhere in our periodic reports, is a significant new program for our operations, and has required substantial start-up costs in recent periods as we built a new facility in South Carolina and invested in new manufacturing technologies dedicated to the program. These start-up investment costs are recognized in our financial statements over several periods due to their magnitude and timing. We expect that our current start-up costs in the Boeing 787 program will decline significantly as the start-up phase of the program and our current related contractual commitments will be substantially completed during the next few months. In the future, subject to potential program modifications by our customer, including development of derivatives and delivery rate increases, we could have additional start-up costs required. Our credit agreement excludes our significant start-up investment in the Boeing 787 program because it represents an unusual significant investment in a major new program that is not indicative of ongoing core operations, and accordingly the investment that has been expensed during the period is added back to Adjusted EBITDA. Also included is our loss in our joint venture with Global Aeronautica. Our net loss was $4.0 million, $6.7 million and $3.4 million for the fiscal years 2007, 2006 and 2005 respectively. For more information please refer to Note 8 in our consolidated financial statements.

(2)	Unusual charges and other non-recurring program costs—During 2005, we recorded expenses and related disruption charges of approximately $158.4 million related to our facilities consolidation and restructuring initiative, which were included as an adjustment in the calculation of Adjusted EBITDA. The site consolidation initiative was discontinued in early 2006, with additional charges in 2006 of approximately $8.0 million. We do not expect to incur any additional significant charges related to this plan. Our credit agreement excludes the consolidation and restructuring initiative because it represents an unusual event in our operations that is not indicative of ongoing core operating performance, and accordingly the charges that have been expensed during the period are added back to Adjusted EBITDA.

In addition, for the year ended December 31, 2006, $24.9 million of unusual expenses related to the H-60 program and $8.0 million of restructuring charges described above was offset by $31.6 million of customer settlement income. The net, $1.3 million, of these unusual items was deducted from Adjusted EBITDA.

In 2007, we incurred $6.1 million of non-recurring costs related to a facilities rationalization initiative. We did not record any non-recurring costs related to this initiative during 2006 and 2005.

(3)	Loss on disposal of property, plant and equipment (“PP&E”) — On occasion, where the asset is no longer needed for our business and ceases to offer sufficient value or utility to justify our retention of the asset, we choose to sell PP&E at a loss. These losses reduce our results of operations for the period in which the asset was sold. Our credit agreement provides that those losses are reflected as an adjustment in calculating Adjusted EBITDA.

(4)	Pension and other post-employment benefits curtailment and non-cash expense related to FAS 87 and FAS 106—Our credit agreement allows us to remove non-cash benefit expenses, so to the extent that the recorded expense exceeds the cash contributions to the plan, it is reflected as an adjustment in calculating Adjusted EBITDA.

(5)	Other—Includes non-cash stock expense and related party management fees. Our credit agreement provides that these expenses are reflected as an adjustment in calculating Adjusted EBITDA.
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
     We also believe that the inclusion of Adjusted EBITDA is appropriate to provide additional information to investors because securities analysts, bondholders, and other investors use this non-GAAP financial measure as an important measure of assessing:
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

     Adjusted EBITDA has limitations as an analytical tool and such measure should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of this non-GAAP financial measure are:
•	it does not reflect our cash expenditures, or future requirements, for all contractual commitments;

•	it does not reflect our significant interest expense, or the cash requirements necessary to service our indebtedness;

•	it does not reflect cash requirements for the payment of income taxes when due;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, but may nonetheless have a material impact on our results of operations.
Cash Flow Summary

	Year Ended December 31,
	2007	2006	2005
	($ in millions)
Net income (loss)	$46.3	$(36.7)	$(229.7)
Non-cash items	74.8	79.8	80.8
Changes in working capital	(86.9)	129.7	83.9

Net cash provided by (used in) operating activities	34.2	172.8	(65.0)
Net cash used in investing activities	(49.6)	(102.7)	(152.1)
Net cash provided by (used in) financing activities	(2.4)	13.2	98.3

Net increase (decrease) in cash and cash equivalents	(17.8)	83.3	(118.8)
Cash and cash equivalents at beginning of year	93.4	10.1	128.9

Cash and cash equivalents at end of year	$75.6	$93.4	$10.1

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Net cash provided by operating activities for the year ended December 31, 2007 was $34.2 million, a decrease of $138.6 million or 80% compared to net cash provided by operating activities of $172.8 million for the prior year. The decrease compared to the prior year was primarily due to cash received from customer settlements and advances during 2006 partially offset by improved operating results in 2007.
     The decrease in cash related to changes in working capital is due mainly to large customer settlements and advances received in 2006. The non-cash items decreased slightly primarily due to the $9.0 million impairment charge incurred during 2006 but not during 2007, partially offset by the $4.3 million increase in depreciation and amortization expense.
     Cash used in investing activities generally has been used for capital expenditures. Net cash used for capital expenditures for the year ended December 31, 2007 was $57.4 million, a decrease of $58.0 million or 50% compared to $115.4 million for the prior year. The decrease reflects lower capital spending for the 787 program and the related construction for the South Carolina site compared to 2006 investment levels.
     Cash used in financing activities for the year ended December 31, 2007 was $2.4 million, a decrease of $15.6 million compared to net cash provided by financing activities of $13.2 million for the prior year. The decrease was primarily due to $17.4 million of cash received in 2006 for government grants related to our North Charleston, South Carolina facility whereas only $2.1 million was received in 2007. As of December 31, 2007, there were no outstanding borrowings under our Revolver, leaving borrowing capacity of $150.0 million available.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Net cash provided by operating activities for the year ended December 31, 2006 was $172.8 million, an increase of $237.8 million compared to net cash used by operating activities of $65.0 million for the prior year. The increase compared to the prior year was primarily due to cash received from customer settlements and advances during 2006 in addition to improved operating results.

     The increase in cash related to changes in working capital is due mainly to large customer settlements and advances received throughout the year. The non-cash items were relatively unchanged from the prior period as depreciation expense decreased from December 31, 2006 compared to December 31, 2005 partially offset by an increase in the equity loss in our joint venture and increased stock compensation expense of $9.4 million.
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
     Cash provided by financing activities for the year ended December 31, 2006 was $13.2 million, a decrease of $85.1 million or 87% compared to net cash provided by financing activities of $98.3 million for the prior year. The decrease was primarily due to the 2005 receipt of $52.6 million from the Hawthorne facility sale, as well as the decrease in cash received from governmental grants of $34.8 million. As of December 31, 2006, there were no outstanding borrowings under our Revolver, leaving borrowing capacity of $150.0 million available.
Contractual Obligations
     The following table summarizes the scheduled maturities of financial obligations and expiration dates of commitments as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
	($ in millions)
Senior secured credit facilities (1)	$4.0	$4.0	$4.0	$401.0	$—	$—	$413.0
8% senior notes due 2011	—	—	—	270.0	—	—	270.0
Operating leases	21.0	19.9	18.4	8.1	3.0	3.5	73.9
Purchase obligations (2)	1,027.7	132.7	8.8	2.5	—	—	1,171.7

Total	$1,052.7	$156.6	$31.2	$681.6	$3.0	$3.5	$1,928.6

(1)	In addition to the obligations in the table, at December 31, 2007, we had contractual interest payment obligations as follows: (a) variable interest rate payments on $413 million outstanding under our senior secured credit facilities based upon LIBOR plus the applicable margin, which correlated to an interest rate of 7.34% on term loan B at December 31, 2007, and (b) $21.6 million per year on the 8% senior notes due 2011.

(2)	Includes contractual obligations for which we are committed to purchase goods and services as of December 31, 2007. The most significant of these obligations relate to raw material and parts supply contracts for our manufacturing programs and these amounts are primarily comprised of open purchase order commitments to vendors and subcontractors. Many of these agreements provide us the ability to alter or cancel orders and require our suppliers to mitigate the change. Even where purchase orders specify determinable prices, quantities and delivery timeframes, generally the purchase obligations remain subject to frequent modification and therefore are highly variable. As a result, we regularly experience significant fluctuations in the aggregate amount of purchase obligations, and the amount reflected in the table above may not be indicative of our purchase obligations over time. The ultimate liability for these obligations may be reduced based upon modification or termination provisions included in some of our purchase contracts, the costs incurred to date by vendors under these contracts or by recourse under normal termination clauses in firm contracts with our customers

     In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at December 31, 2007 as detailed in the following table. Our other post-retirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

		Other
	Pension	Post-retirement
	Benefits	Benefits
	(in Millions)
Benefit obligation at December 31, 2007	$1,813.9	$529.2
Plan assets at December 31, 2007	1,452.0	—

Projected contributions
2008	125.9	48.7
2009	69.4	50.2
2010	59.5	49.3
2011	54.2	48.6
2012	44.9	47.4

Total 2008-2012	$353.9	$244.2

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
     Our supply base contracts are conducted on a fixed price basis in U.S. Dollars. In some cases our supplier arrangements contain escalation adjustment provisions based on accepted industry indices, with appropriate forecasting incorporated in program financial estimates. Raw materials price escalation has been mitigated through existing long-term agreements, which remain in place for several more years. Our expectations are that the continued demand for these materials will continue to put additional pressures on pricing for the foreseeable future. Strategic cost reduction plans will continue to focus on mitigating the affects of this demand curve on our operations.
Critical Accounting Policies
     Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Although we evaluate our estimates, which are based on the most current and best available information and on various other assumptions that are believed to be reasonable under the circumstances, on an ongoing basis, actual results may differ from these estimates under different assumptions or conditions. We believe the following items are the critical accounting policies and most significant estimates and assumptions used in the preparation of our financial statements. These accounting policies conform to the accounting policies contained in the consolidated financial statements included in this annual report.

     Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and, in particular, estimates of contract costs and revenues used in the earnings recognition process. We have recorded all estimated contract losses that are reasonably estimable and probable. To enhance reliability in our estimates, we employ a rigorous estimating process that is reviewed and updated at least on a quarterly basis. However, actual results could differ from those estimates.
     Revenue and Profit Recognition. The majority of our sales are made pursuant to written contractual arrangements or “contracts” to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed-price contracts. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (SOP 81-1) and revenue and profits on contracts are recognized using percentage-of-completion methods of accounting. Revenue and profits are recognized on production contracts as units are delivered and accepted by the customer (the “units-of-delivery” method). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Amounts representing contract change orders or claims are included in revenue only when they are received.
     Additionally, some contracts contain provisions, price re-determination or cost and/or performance incentives. Such amounts or incentives are included in revenue when the amounts can be reliably estimated and their realization is reasonably assured. The impact of revisions in profit estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (“forward losses”) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities in accordance with SOP 81-1. Revisions in contract estimates, if significant, can materially affect Vought’s results of operations and cash flows, as well as Vought’s valuation of inventory. Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with SOP 81-1.
     Advance payments and progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities.
     Accrued contract liabilities consisted of the following:

	December 31,	December 31,
	2007	2006
	($ in millions)
Advances and progress billings	$182.9	$258.9
Forward loss	18.3	34.4
Other	29.2	40.4

Total accrued contract liability	$230.4	$333.7

     Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the total contract value and the estimated total costs at completion. Under the units-of-delivery percentage of completion method, revenue on a contract is recorded as the units are delivered and accepted during the period at an amount equal to the contractual selling price of those units. The profit recorded on a contract under the units-of-delivery method is equal to the estimated total profit margin for the contract stated as a percentage of contract revenue multiplied by the revenue recorded on the contract during the period. Adjustments to original estimates for a contract’s revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained, and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity, the more relative overhead that contract will absorb.

     Although fixed-price contracts, which may extend several years into the future, generally permit us to keep unexpected profits if costs are less than projected, we also bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. In a fixed-price contract, we must fully absorb cost overruns, not withstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of revenue that may otherwise be achieved. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed price contract may reduce the profitability of a fixed price contract or cause a loss. We believe we have recorded adequate provisions in the financial statements for expected losses on fixed-price contracts, but we cannot be certain that the contract loss provisions will be adequate to cover all actual future losses.
     As mentioned above, the vast majority of our revenue is related to the sale of manufactured end item products and spare parts. Any revenue related to the provision of services is accounted for separately and is not material to our results of operations.
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
     Goodwill. Goodwill is tested for impairment at least annually, by reporting unit in accordance with the provisions of SFAS 142. Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that we are a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Since we currently have an accumulated deficit, there have been no impairment charges recognized in 2007, 2006 or 2005.
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
     Post-retirement Plans. The liabilities and net periodic cost of our pension and other postretirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the expected long-term rate of asset return, the assumed average rate of compensation increase and rate of growth for medical costs. The actuarial assumptions used to calculate these costs are reviewed annually. Assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries, as of the annual measurement date.
     The assumed discount rate utilized is based on a point in time estimate as of our December 31 annual measurement date. This rate is determined based upon on a review of yield rates associated with long-term, high quality corporate bonds as of the measurement date and use of models that discount projected benefit payments using the spot rates developed from the yields on selected long-term, high quality corporate bonds. The effect of changing the discount rate 25 basis points is shown in Note 14 to the Consolidated Financial Statements in Item 8.

     The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the Projected Benefit obligation (“PBO”). The expected average long-term rate of return on assets is based principally on the counsel of our outside investment advisors and has been projected at 8.5% in 2007, 2006 and 2005. This rate is based on actual historical returns and anticipated long-term performance of individual asset classes with consideration given to the related investment strategy. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year’s annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining service period of active plan participants expected to receive benefits.
     The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% and is utilized principally in calculating the PBO and annual pension expense.
     In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for certain eligible retired employees. Such benefits are unfunded as of December 31, 2007. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans, and a Medicare carve-out. A one-percentage point shift in the medical trend rate would have the effect shown in Note 14 to the Consolidated Financial Statements in Item 8.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to recognize the funded status of the benefit obligation in its statement of financial position. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) of the plan. We have implemented SFAS 158 in our financial statements for the year ending December 31, 2007. In order to recognize the funded status, we determined the fair value of the plan assets. The majority of our plan assets are publicly traded investments which were valued based on the December 31, 2007 market price. Investments that are not publicly traded, were valued them based on the most current version of available financial statements and due diligence was performed to ensure the valuation process and results were reasonable.
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
     Trade accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, certain estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. We continuously monitor collections and payments from customers. Based upon historical experience and any specific customer collection issues that have been identified, we record a provision for estimated credit losses, as deemed appropriate.
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
     Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. We have long-term supply agreements with a number of our major suppliers. We, as well as our supply base, are experiencing delays in the receipt of and price increases on metallic raw materials. Through 2008, we forecast that these raw material price increases will slow considerably. However, based upon market shift conditions and industry analysis we expect price increases to return in 2009 and beyond due to increased infrastructure demand in China and Russia, and increased aluminum and titanium usage in an ever wider range of global products. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk, however, we are reviewing a full range of business options focused on strategic risk management for all raw material commodities.
     Our suppliers’ failure to provide acceptable raw materials, components, kits and subassemblies would adversely affect our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with such supply base reliance. We are dependent on third parties for all information technology services. To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemical processing and freight. We utilize a range of long-term agreements and strategic aggregated sourcing to optimize procurement expense and supply risk in these categories.
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
     Management has performed sensitivity analyses to determine how market rate changes will affect the fair value of the market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $413.0 million of variable rate debt under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable rate debt as of December 31, 2007 would decrease our annual pre-tax income by approximately $4.1 million. While there was no debt outstanding under our revolving credit facility at December 31, 2007, any future borrowings would be subject to the same type of variable rate risks. All of our remaining debt is at fixed rates; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
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
Foreign Currency Risks
     We are subject to foreign currency exchange rate risk due to our contracted business with foreign customers and suppliers. As purchase prices and payment terms under the relevant contracts are denominated in U.S. dollars, our exposure has been minimized. However, as the strength of the US Dollar continues to decline, we may be forced to renegotiate with our suppliers and customers to avoid a significant impact to our margins and results of operations

Utility Price Risks
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
Accounting Changes and Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisitions occurring in fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) will have an impact on accounting for business combinations that occur after the adoption date.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective beginning the first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and it has not materially affected our financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for our fiscal year beginning January 1, 2008. The adoption of SFAS 157 has not materially affected our financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors
Vought Aircraft Industries, Inc.
We have audited the accompanying consolidated balance sheets of Vought Aircraft Industries and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vought Aircraft Industries, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006. As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for its defined-benefit pension and other postretirement plans in accordance with Statement of Financial Accounting Standards No. 158 on December 31, 2007. As discussed in Note 15 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vought Aircraft Industries, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
March 13, 2008

Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
($ in millions, except share amounts)

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$75.6	$93.4
Trade and other receivables	81.4	82.1
Inventories	362.8	337.8
Other current assets	6.4	7.3

Total current assets	526.2	520.6

Property, plant and equipment, net	507.0	530.4
Goodwill	527.7	527.7
Identifiable intangible assets, net	40.1	64.9
Debt origination costs, net and other assets	11.5	15.1
Investment in Joint Venture	8.4	—

Total assets	$1,620.9	$1,658.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$178.7	$118.4
Accrued and other liabilities	74.1	72.0
Accrued payroll and employee benefits	48.2	45.0
Accrued post-retirement benefits-current	47.2	51.3
Accrued pension-current	0.7	25.6
Current portion of long-term bank debt	4.0	4.0
Capital lease obligation	—	1.3
Accrued contract liabilities	230.4	333.7

Total current liabilities	583.3	651.3

Long-term liabilities:
Accrued post-retirement benefits	482.0	478.8
Accrued pension	361.2	352.0
Long-term bank debt, net of current portion	409.0	413.0
Long-term bond debt	270.0	270.0
Other non-current liabilities	181.2	186.9

Total liabilities	2,286.7	2,352.0

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,768,991 and 24,755,248 issued and outstanding at December 31, 2007 and 2006, respectively	0.3	0.3
Additional paid-in capital	417.4	414.8
Shares held in rabbi trust	(1.6)	(1.6)
Stockholders’ loans	—	(1.0)
Accumulated deficit	(595.0)	(641.3)
Accumulated other comprehensive loss	(486.9)	(464.5)

Total stockholders’ equity (deficit)	$(665.8)	$(693.3)

Total liabilities and stockholders’ equity (deficit)	$1,620.9	$1,658.7

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
($ in millions)

	Years Ended
	December 31,
	2007	2006	2005
Revenue	$1,625.5	$1,550.9	$1,297.2

Costs and expenses

Cost of sales	1,269.3	1,274.2	1,231.8
Selling, general and administrative expenses	246.7	236.0	234.2
Impairment charge	—	9.0	5.9

Total costs and expenses	1,516.0	1,519.2	1,471.9

Operating income (loss)	109.5	31.7	(174.7)

Other income (expense)
Interest income	3.6	1.4	3.4
Other loss	(0.1)	(0.5)	(0.3)
Equity in loss of joint venture	(4.0)	(6.7)	(3.4)
Interest expense	(62.6)	(64.5)	(54.7)

Income (loss) before income taxes	46.4	(38.6)	(229.7)
Income tax expense (benefit)	0.1	(1.9)	—

Net income (loss)	$46.3	$(36.7)	$(229.7)

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
($ in millions)

						Accumulated	Total
		Additional	Rabbi Trust		Accumulated	Other	Stockholders’
	Common	Paid-In	& CMG	Stockholders’	Income	Comprehensive	Equity
	Stock	Capital	Escrow	Loans	(Deficit)	Income (Loss)	(Deficit)
Balance at December 31, 2004	$0.3	$418.0	$(1.9)	$(2.3)	$(374.4)	$(594.2)	$(554.5)

Net loss	$—	$—	$—	$—	$(229.7)	$—	$(229.7)
Minimum pension liability adjustment	—	—	—	—	—	16.8	16.8

Comprehensive income (loss)	—	—	—	—	(229.7)	16.8	(212.9)

Issuance of common stock	—	0.2	—	—	—	—	0.2
Retirement of common stock		(3.9)		1.2	(0.5)		(3.2)
Other		(2.9)	0.3				(2.6)

Balance at December 31, 2005	$0.3	$411.4	$(1.6)	$(1.1)	$(604.6)	$(577.4)	$(773.0)

Net loss	$	$	$	$	$(36.7)	$	$(36.7)
Minimum pension liability adjustment	—	—	—	—		112.9	112.9

Comprehensive income (loss)	—	—	—	—	(36.7)	112.9	76.2

Compensation expense from stock awards	—	3.0	—	—	—	—	3.0
Other		0.4		0.1			0.5

Balance at December 31, 2006	$0.3	$414.8	$(1.6)	$(1.0)	$(641.3)	$(464.5)	$(693.3)

Net income	$—	$—	$—	$—	$46.3	$—	$46.3
Minimum pension liability adjustment	—	—	—	—	—	83.0	83.0

Comprehensive income (loss)	—	—	—	—	46.3	83.0	129.3

Adjustment to accumulated other comprehensive income upon adoption of SFAS 158 (Pension)	—	—	—	—	—	(90.8)	(90.8)
Adjustment to accumulated other comprehensive income upon adoption of SFAS 158 (OPEB)	—	—	—	—	—	(14.6)	(14.6)
Compensation expense from stock awards	—	2.8	—	—	—	—	2.8
Repayment of stockholder loans		(0.2)		1.0			0.8

Balance at December 31, 2007	$0.3	$417.4	$(1.6)	$—	$(595.0)	$(486.9)	$(665.8)

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
($ in millions)

	December 31,
	2007	2006	2005
Operating activities
Net income (loss)	$46.3	$(36.7)	$(229.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	63.7	59.4	71.9
Stock compensation (income) expense	5.2	3.0	(6.4)
Impairment charge	—	9.0	5.9
Equity in losses of joint venture	4.0	6.7	3.4
Loss from asset sales	1.9	1.7	6.0
Changes in current assets and liabilities:
Trade and other receivables	0.7	8.7	32.4
Inventories	(25.0)	2.3	(60.8)
Other current assets	0.9	0.5	(0.2)
Accounts payable, trade	60.3	(4.5)	20.2
Accrued payroll and employee benefits	0.8	7.2	(10.5)
Accrued and other liabilities	(26.9)	(8.0)	(16.9)
Accrued contract liabilities	(103.3)	117.7	74.0
Other assets and liabilities—long-term	5.6	5.8	45.7

Net cash provided by (used in) operating activities	34.2	172.8	(65.0)
Investing activities
Capital expenditures	(57.4)	(115.4)	(147.1)
Proceeds from sale of assets	24.3	12.7	—
Investment in joint venture	(16.5)	—	(5.0)

Net cash provided by (used in) investing activities	(49.6)	(102.7)	(152.1)
Financing activities
Proceeds from short-term bank debt	20.0	225.0	45.0
Payments on short-term bank debt	(20.0)	(225.0)	(45.0)
Payments on long-term bank debt	(4.0)	(4.0)	(4.0)
Payments on capital leases	(1.3)	(0.7)	(0.9)
Proceeds from Hawthorne sale	—	—	52.6
Proceeds from governmental grants	2.1	17.4	52.2
Payments of retirement of common stock	—	—	(2.0)
Proceeds from sale of common stock	—	0.4	0.2
Proceeds from repayment of stockholder loans	0.8	0.1	0.2

Net cash provided by (used in) financing activities	(2.4)	13.2	98.3

Net increase (decrease) in cash and cash equivalents	(17.8)	83.3	(118.8)
Cash and cash equivalents at beginning of period	93.4	10.1	128.9

Cash and cash equivalents at end of period	$75.6	$93.4	$10.1

Vought Aircraft Industries, Inc.
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION
     Organization
     Vought Aircraft Industries, Inc. and its wholly owned subsidiaries are herein referred to as the “We,” “Our,” “Us,” “Company” or “Vought.” We are one of the world’s largest independent suppliers of commercial and military aerostructures. The majority of our products are sold to The Boeing Company and Airbus, and for military contracts, ultimately to the U.S. Government. The Corporate office is in Irving, Texas and production work is performed at sites in Hawthorne and Brea, California; Everett, Washington; Dallas and Grand Prairie, Texas; North Charleston, South Carolina; Milledgeville, Georgia; Nashville, Tennessee; and Stuart, Florida.
     We were formed when The Carlyle Group purchased us from Northrop Grumman in July 2000. Subsequently, we acquired The Aerostructures Corporation in July 2003. In addition, we have established a joint venture called Global Aeronautica, LLC with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA. Vought and Alenia each have a 50% stake in the joint venture, which combines 787 program fuselage sections from Alenia and other structures partners and systems from around the world to deliver an integrated product to Boeing.
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
     Revenue and Profit Recognition
     The majority of our sales are made pursuant to written contractual arrangements or “contracts” to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed price contracts. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (SOP 81-1) and revenue and profits on contracts are recognized using percentage-of-completion methods of accounting. Revenue and profits are recognized on production contracts as units are delivered and accepted by the customer (the “units-of-delivery” method). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Amounts representing contract change orders or claims are included in contract value only when they are probable. Additionally, some contracts contain provisions for revenue sharing, price re-determination or cost and/or performance incentives. Such amounts or incentives are included in contract value when the amounts can be reliably estimated and their realization is reasonably assured. The impact of revisions in profit estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (“forward losses”) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities.
     Revisions in contract estimates, if significant, can materially affect Vought’s results of operations and cash flows, as well as Vought’s valuation of inventory. Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with SOP 81-1.

     Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the total contract value and the estimated total cost at completion. Under the units-of-delivery percentage of completion method, revenue on a contract is recorded as the units are delivered and accepted during the period at an amount equal to the contractual selling price of those units. The profit recorded on a contract under the units-of-delivery method is equal to the estimated total profit margin for the contract stated as a percentage of contract revenue multiplied by the revenue recorded on the contract during the period. Adjustments to original estimates for a contract’s revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity, the more relative overhead that contract will absorb.
     Although fixed-price contracts, which extend several years into the future, generally permit us to keep unexpected profits if costs are less than projected, we also bear the risk that increased or unexpected costs may reduce our profit or cause the Company to sustain losses on the contract. In a fixed-price contract, we must fully absorb cost overruns, not withstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of revenue that may otherwise be achieved. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed price contract may reduce the profitability of a fixed price contract or cause a loss. We believe we have recorded adequate provisions in the financial statements for losses on fixed-price contracts, but we cannot be certain that the contract loss provisions will be adequate to cover all actual future losses.
     As mentioned above, the vast majority of our revenue is related to the sale of manufactured end item products and spare parts. Any revenue related to the provision of services is accounted for separately and is not material to our results of operations.
     Cash and Cash Equivalents
     We consider cash on hand, deposits with banks, and other short-term marketable securities with original maturities of three months or less as cash and cash equivalents.
     Trade and Other Receivables
     Trade and other receivables includes amounts billed and currently due from customers, amounts currently due but unbilled, certain estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. Unbilled amounts are usually billed and collected within one year. We continuously monitor collections and payments from our customers. Based upon historical experience and any specific customer collection issues that have been identified, we record a provision for estimated credit losses, as deemed appropriate.
     Inventories
     Inventoried costs primarily relate to work in process under fixed-price contracts. They represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, manufacturing and engineering overhead, production tooling costs, and certain general and administrative expenses. For presentation purposes, all selling, general and administrative costs are shown in a separate line item in the accompanying statements of operations.
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
     Joint Venture
     We account for our investment in Global under the equity method of accounting. The investment balance had an asset balance of $8.4 million as of December 31, 2007. The investment balance had a liability balance of $4.1 million recorded in the other non-current liability line item in the accompanying balance sheet as of December 31, 2006.
     Impairment of Long Lived Assets, Identifiable Intangible Assets and Goodwill
     We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets are impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations where the undiscounted projected cash flows are less than the carrying amounts of those assets, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value, generally determined based upon discounted projected cash flows. For assets held for sale, impairment losses are recognized based upon the excess of carrying value over the estimated fair value of the assets, less estimated selling costs.
     Goodwill is tested for impairment, as of the end of the third fiscal quarter, in accordance with the provisions of SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”) (further described in Note 7 – Goodwill and Intangible Assets). Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that we are a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value.
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
     Derivatives
     Derivatives consisted of an interest rate cap agreement during the year ended December 31, 2006. Gains and losses from interest rate caps were included on the accrual basis in interest expense. This interest rate cap agreement expired on January 1, 2007 (Further described in Note 13 – Derivatives and Other Financial Instruments).
     Advance Payments and Progress Payments
     Advance payments and progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities.
     Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

     As a result of adopting Statement 123(R) on January 1, 2006, our income (loss) before income taxes and net income (loss) for the years ended December 31, 2007 and 2006, is $2.7 million and $3.0 million lower, respectively, than if it had continued to account for share-based compensation under SFAS 123. Prior to the adoption of SFAS No. 123(R), the fair value of an option was amortized to expense in the pro forma footnote disclosure using the graded method. Upon the adoption of SFAS No. 123(R), options granted prior to the date of adoption continue to be amortized using a graded method. For options granted after the date of adoption, the fair value will continue to be amortized to expense using a graded method over the vesting period.
     Had we used the fair value based accounting method for stock-based compensation expense described by SFAS No. 123 for the 2005 fiscal period, our net income (loss) for the year ended December 31, 2005 would have been as set forth in the table below. As of January 1, 2006, we adopted SFAS No. 123(R) thereby eliminating pro forma disclosure for periods following such adoption.

Year Ending
December 31,
2005
($ in millions)
Reported net loss	(229.7)
Add: Recorded stock based compensation (income)	(6.4)

(236.1)
Less: Fair value based compensation expense per SFAS 123	(1.9)

Pro forma net loss per SFAS 123	(238.0)

     During the fourth quarter of 2005, we recorded stock compensation income of $6.4 million included in general and administrative expenses, to reflect the impact of an estimated decrease in the fair value of our common stock, related to non-recourse notes previously issued to officers for stock purchases and decreased deferred compensation liability for our rabbi trust.
     Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 17 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

     Debt Origination Costs
     Debt origination costs are amortized using the effective interest rate method. Debt origination costs consisted of the following as of December 31:

	2007	2006
	($ in millions)
Debt origination cost	$22.5	$22.5
Accumulated Amortization	(11.5)	(8.4)

Debt origination cost, net	$11.0	$14.1

     Warranty Reserves
     A reserve has been established to provide for the estimated future cost of warranties on our delivered products. Management periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of our historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of our agreements include a three-year warranty.
     The following is a rollforward of amounts accrued for warranty reserves and amounts are included in accrued and other liabilities and other non-current liabilities:

	2007	2006
	($ in millions)
Beginning Balance	$6.8	$8.0
Warranty costs incurred	(0.4)	(0.2)
Warranties issued	0.8	(1.0)

Ending Balance	$7.2	$6.8

     Income Taxes
     Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are determined based upon the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Due to the uncertain nature of the ultimate realization of the deferred tax assets, we have established a valuation allowance against these future benefits and will recognize benefits only as reassessment demonstrates they are more likely than not to be realized.
     Effective January 1, 2007, we adopted SFAS 48 Accounting for Uncertainty in Income Taxes (FIN 48), which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We adjust the recorded amount of our deferred tax assets and liabilities for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made. Prior to 2007, we recognized tax contingencies for income tax matters as an adjustment to the recorded amount of net operating losses and related valuation allowance.
     Reclassifications
     In 2006, we elected to classify costs related to information technology, which were previously classified as general and administrative expenses, within manufacturing and engineering overhead since information and technology directly supports those activities. Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 5 — Inventory for disclosure of the impact of this reclassification on our financial statements.

     Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisitions occurring in fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) will have an impact on accounting for business combinations that occur after the adoption date.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective beginning the first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and it has not materially affected our financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for our fiscal year beginning January 1, 2008. The adoption of SFAS 157 has not materially affected our financial statements.
3. RESTRUCTURING
     In February 2004, we announced plans to consolidate portions of our manufacturing operations to Dallas and Grand Prairie, Texas. The consolidation plan, as originally designed, was intended to renovate and modernize the Dallas facilities, close the Nashville and Stuart sites and reduce the size of the Hawthorne site. In December 2005, we announced our intention to keep the Nashville and Stuart facilities open to support certain programs whose future deliveries did not justify the costs to move the programs to Dallas and these plans were finalized in April 2006. Pursuant to the original plan to close the Nashville and Stuart facilities, we had previously offered relocation or termination benefits (voluntary and involuntary) to the approximately 1,300 employees at these facilities. As a result of our decision in the second quarter of 2006 to keep these facilities open, we reduced our original estimates of the costs for these benefits and as of September 24, 2006, all benefit elections have been finalized. As of December 31, 2006, all payments related to the restructuring liability were completed. The following table is a roll-forward of the amounts accrued for the Stuart and Nashville restructuring liabilities:

Accrued Restructuring
Reserve - Stuart and
Nashville Sites
($ in millions)
Balance January 1, 2006	2.7
Restructuring liabilities reversed	(2.0)
Expenditures	(0.7)

Balance December 31, 2006	$—

     During 2001, we finalized and approved a restructuring plan designed to reduce our infrastructure costs by closing our Perry, Georgia facility and relocating the facility’s production effort to the Stuart, Florida site. At December 31, 2001, we had accrued $12.6 million related to costs on non-cancelable lease payments, maintenance and other costs after the anticipated closure date for the Perry facility. The closure of Perry was completed at the beginning of the third quarter of 2002. Subsequent to the closure, we have recorded $11.0 million of lease payments and maintenance against the accrual. As of December 31, 2007, all payments related to the restructuring liability have been completed. The following table is a roll-forward of the amounts accrued for the Perry restructuring liabilities:

Accrued Restructuring
Reserve Perry Site
($ in millions)
Balance January 1, 2006	5.7
Cash expenditures	(2.2)

Balance December 31, 2006	$3.5
Cash expenditures	(1.9)
Amounts recorded to net income	(1.6)

Balance December 31, 2007	$—

4. TRADE AND OTHER RECEIVABLES
     Trade and other receivables consisted of the following at December 31:

	2007	2006
	($ in millions)
Due from customers, long-term contracts:
Billed	$65.5	$69.8
Unbilled	11.2	5.3

Total due, long-term contracts	76.7	75.1

Trade and other accounts receivable:
Billed	1.3	6.6
Other Receivables	3.4	0.4

Total trade and other receivables	$81.4	$82.1

     We have determined that an allowance for doubtful accounts was unwarranted as of December 31, 2007 and 2006 due to our historical collection experience. The amounts of trade and other receivables write-offs have been minimal in the past. This is primarily due to the nature of our sales to a limited number of customers and to the credit strength of our customer base (Boeing, Airbus, Lockheed Martin, USAF etc.).

5. INVENTORIES
     As discussed in Note 2 “Inventories”, we include the inventoried cost of all direct production costs, manufacturing and engineering overhead, production tooling costs, and certain general and administrative expenses. In 2006, we decided that costs related to information technology, which were previously classified as general and administrative expenses, should be classified within manufacturing and engineering overhead since information and technology directly supports those activities. At December 31, 2007 and 2006, general and administrative expenses included in inventories approximate $34.1 million and $34.9 million, respectively.
     Inventories consisted of the following at December 31:

	2007	2006
	($ in millions)
Production costs of contracts in process	$727.7	$539.3
Finished goods	2.0	3.1
Less: unliquidated progress payments	(366.9)	(204.6)

Total inventories	$362.8	$337.8

     According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts. The total net inventory on government contracts was $51.1 million and $52.9 million at December 31, 2007 and 2006, respectively.
6. PROPERTY, PLANT AND EQUIPMENT
     Major categories of property, plant and equipment, including their depreciable lives, consisted of the following at December 31:

	2007	2006	Lives
	($ in millions)
Land and land improvements	$20.9	$23.3	12 years
Buildings	109.1	117.6	12 to 39 years
Machinery and other equipment	595.6	514.1	4 to 18 years
Capitalized software	52.8	45.6	3 years
Leasehold improvements	111.6	97.1	7 years or life of lease
Assets under construction	53.3	127.3
Less: accumulated depreciation and amortization	(436.3)	(394.6)

Net property, plant and equipment	$507.0	$530.4

7. GOODWILL AND INTANGIBLE ASSETS
     Goodwill is tested for impairment, at least annually, in accordance with the provisions of SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. Furthermore, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. We have concluded that we are a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Therefore, since we have an accumulated deficit, we have negative carrying value as of December 31, 2007 and 2006.

     For this testing we use an independent valuation firm to assist in the estimation of enterprise fair value using standard valuation techniques such as discounted cash flow, market multiples and comparable transactions. The same valuation firm was used to perform the valuation to determine our stock price as well as our goodwill impairment testing. The discounted cash flow fair value estimates are based on management’s projected future cash flows and the estimated weighted average cost of capital. The estimated weighted average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital.
     We must make assumptions regarding estimated future cash flows and other factors used by the independent valuation firm to determine the fair value. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for goodwill in the future.
     A low and high valuation range was calculated using each of the three aforementioned methodologies. In addition, the overall average value was calculated for the low and high ranges from all three valuation methods. This mean of the average low and high ranges of the fair value was used as the enterprise fair value for our testing and was compared to the carrying value of the Company represented by the net book value pursuant to the requirements of SFAS 142 Goodwill and Other Intangible Assets. The three methodologies were all evenly weighted in this calculation since the Company relied on them all equally. The enterprise fair value was greater than the negative carrying amount and no impairment of goodwill or intangible assets was recognized in 2007, 2006 or 2005. We note that the results of any of the three of the valuation methodologies considered separately would have resulted in the same conclusion, that no impairment was necessary.
     Identifiable intangible assets primarily consist of profitable programs and contracts acquired and are amortized over periods ranging from 7 to 15 years, computed primarily on a straight-line method. The value assigned to programs and contracts was based on a fair value method using projected discounted future cash flows. On a regular basis, we review the programs for which intangible assets exist to determine if any events or circumstances have occurred that might indicate impairment has occurred. This review consists of analyzing the profitability and expected future performance of these programs and looking for significant changes that might be indicative of impairment.
     If this process were to indicate potential impairment, then undiscounted projected cash flows would be compared to the carrying value of the asset(s) in question to determine if impairment had in fact occurred. If this proved to be the case, the assets would be written down to equal the value of the discounted future cash flows.
     The following table provides a rollforward of our goodwill and intangible assets from December 31, 2006 to December 31, 2007:

			SFAS 158
			Adoption
	2006	Additions	Adjustment	2007
	(in millions)
Contracts and programs	$137.3	$—	$—	$137.3
Accumulated amortization	(88.1)	(9.1)	—	(97.2)

Amortizable intangibles	49.2	(9.1)	—	40.1
Pension asset	15.7	59.5	(75.2)	—

Total identifiable intangible assets	$64.9	$50.4	$(75.2)	$40.1

Goodwill	$527.7	$—	$—	$527.7

     Scheduled estimated amortization of identifiable intangible assets is as follows:

($ in millions)
2008	$9.2
2009	9.2
2010	6.2
2011	2.1
2012	2.1
Thereafter	11.3

$40.1

8. INVESTMENT IN JOINT VENTURE
     In April 2005, Vought Aircraft Industries entered into a joint venture agreement with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA to form a Limited Liability Company called Global Aeronautica, LLC. Vought and Alenia have a 50% stake in the joint venture. Global Aeronautica, LLC integrates major components of the fuselage and performs related testing activities for the Boeing 787 Program.
     The following table includes the activity in our investment in joint venture account balance for the periods ended December 31:

	2007	2006	2005
	($ in millions)
Beginning balance	$(4.1)	$2.6	$1.0
Equity contributions	16.5	—	5.0
Distributions	—	—	—
Earnings (losses)	(4.0)	(6.7)	(3.4)

Ending balance	$8.4	$(4.1)	$2.6

     The following table includes summary financial information for the investment in joint venture as of the period ended December 31:

	2007	2006	2005
	($ in millions)
Current assets	$68.8	$33.2	$28.9
Current liabilities	(15.6)	(10.1)	(2.7)

Working capital	$53.2	$23.1	$26.2

Noncurrent assets	$106.0	$74.4	$13.6
Noncurrent liabilities	142.3	105.8	34.6

Revenues	$10.6	$—	$—
Gross profit	6.5	—	—
Net income (loss)	$(7.9)	$(13.4)	$(6.9)
     We have a $1.3 million and $2.9 million receivable from Global Aeronautica as of December 31, 2007 and 2006, respectively. We had a $7.0 million payable to the investment in the joint venture as of December 31, 2006. We had no payable balance as of December 31, 2007.

9. ACCRUED AND OTHER LIABILITIES
          Accrued and other liabilities consisted of the following at December 31:

	2007	2006
	($ in millions)
Workers compensation	$11.0	$13.0
Group medical insurance	11.0	10.7
Accrued site consolidation and Perry facility restructure	—	3.5
Property taxes	6.1	5.2
Accrued rent in-kind	14.0	10.2
787 Taxiway	—	5.5
Interest	15.6	11.5
Other	16.4	12.4

Total accrued and other liabilities	$74.1	$72.0

10. OPERATING AND CAPITAL LEASES
          We lease various plants and facilities, office space, and vehicles, under non-cancelable operating and capital leases with an initial term in excess of one year. The largest operating lease is for the Dallas, Texas facility. The Navy owns the 4.9 million square foot facility. In July 2000, we signed a five-year assignment and transfer of rights and duties lease which has since been extended twice with one year amendments with the Navy which allows us to retain the use of the facility with payment terms of $8.0 million per year in the form of rent-in-kind capital maintenance. On October 24, 2007, we signed a new three-year lease with the Navy which allows us to retain the use of the facility with payment terms of $8.0 million per year in the form of Long-Term Capital Maintenance Projects valued at $6.0 million per year and cash rent in the amount of $2.0 million annually.
          As of December 31, 2007, the future minimum payments required under all operating leases are summarized as follows:

Operating
Leases
($ in millions)
2008	$21.0
2009	19.9
2010	18.4
2011	8.1
2012	3.0
Thereafter	3.5

Total	73.9

Less: sublease income	0.4

Total	$73.5

          Rental expense was approximately $26.6 million, net of sublease income of $0.2 million in 2007, $22.7 million, net of sublease income of $0.2 million in 2006 and $21.9 million, net of sublease income of $0.2 million, in 2005

          During 2007, we entered into a sale and leaseback transaction for equipment at our Nashville facility. The sales price for the transaction was $15.9 million. We have no future financial commitments or obligations other than the future lease payments under the lease agreement and no gain/loss was recognized on the sale. The lease expires on May 31, 2012. As of December 31, 2007, the minimum payments for the next five years for this lease are as follows:

Sale and
Leaseback
Payments
($ in millions)
2008	$3.4
2009	3.4
2010	3.4
2011	3.4
2012	1.4

Total	15.0

11. OTHER NON-CURRENT LIABILITIES
          Other non-current liabilities consisted of the following at December 31:

	2007	2006
	($ in millions)
Deferred income from the sale of Hawthorne facility (a)	$52.6	$52.6
State of South Carolina grant monies (b)	66.7	67.2
State of Texas grant monies	35.0	35.0
Workers compensation	15.6	16.9
Accrued warranties	6.6	5.5
Investment in joint venture	—	4.1
Other	4.7	5.6

Total other non-current liabilities	$181.2	$186.9

(a)	In June 2005, we signed a contract for the sale of the Hawthorne facility and closed on that contract in July 2005. Concurrent with closing the sale, we signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five-year renewal options. Due to certain contractual obligations, which require our continuing involvement in the facility, this transaction has been recorded as a financing transaction and not as a sale. The cash received in July 2005 of $52.6 million was recorded as a deferred liability on our balance sheet in other non-current liabilities.

(b)	With the activation of the South Carolina plant in June 2006, we began recognizing a portion of the State of South Carolina grant monies as a reduction of depreciation expense, which amounted to $3.2 million and $1.8 million for the 2007 and 2006 periods, respectively.
12. LONG-TERM DEBT
          Borrowings under long-term arrangements consisted of the following at December 31:

	2007	2006
	(in millions)
Term loan B	$413.0	$417.0
Senior note	270.0	270.0

Total long-term bank and bond debt	$683.0	$687.0

          On July 2, 2003, we issued $270.0 million of 8% Senior Notes due 2011 with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. As of July 15, 2007, we may redeem the notes in full or in part by paying a premium specified in the indenture. The notes are senior unsecured obligations guaranteed by all of Vought’s existing and future domestic subsidiaries.
          On December 22, 2004, Vought completed the syndication of a $650 million senior secured credit facility (“Credit Facility”) pursuant to the terms and conditions of a Credit Agreement dated December 22, 2004 (“Credit Agreement”). The Credit Facility is comprised of a $150 million six-year revolving credit facility (“Revolver”), a $75 million synthetic letter of credit facility and a $425 million seven-year term loan B (“Term Loan”). The proceeds were used to refinance our previous credit facility and for general corporate purposes, including investment in the Boeing 787 program and the execution of the manufacturing facility consolidation and modernization plan. The Credit Facility is guaranteed by each of our domestic subsidiaries and secured by a first priority security interest in most of our assets.
          The initial pricing of any drawn portion of the Revolver was LIBOR plus a spread of 250 basis points, and the pricing of the Term Loan was LIBOR plus a spread of 250 basis points, in each case subject to a leverage-based pricing grid. The initial pricing for the Letter of Credit Facility was 260 basis points on the full deposit amount. The Term Loan amortizes at $1 million per quarter with a bullet payment at the maturity date of December 22, 2011. Under the Credit Agreement, we have the option to solicit from existing or new lenders up to $200 million in additional term loans subject to substantially the same terms and conditions as the outstanding loan though pricing may be separately negotiated at that time. Additionally, we also have the option to convert up to $25 million of the Letter of Credit Facility to outstanding term loans, which would also be subject to the same terms and conditions as the outstanding Term Loans made as of December 2004.
          As of December 31, 2007, there are no borrowings under the Revolver, $413.0 million of borrowings under the Term Loan, and $46.2 million outstanding Letters of Credit under the $75 million synthetic facility. We are obligated to pay an annual commitment fee on the unused Revolver of 0.5% or less dependent upon the leverage ratio. The interest rate on the Term Loan at December 31, 2007 was 7.34% while the interest rate paid on the Letter of Credit is fixed at 2.6%.
          We collateralized all of our credit facility obligations by granting to the collateral agent, for the benefit of collateralized parties, a first priority lien on certain of our assets, including a pledge of all of the capital stock of each of our domestic subsidiaries and 65% of all of the capital stock of each of our foreign subsidiaries, if created in future years.
          The Credit Facility requires us to maintain and report quarterly debt covenant ratios defined in the senior credit agreement, including financial covenants relating to interest coverage ratio, leverage ratio and maximum consolidated capital expenditures.
          Interest expense for both the Credit Facility and $270 million bond debt was $59.5 million, $61.4 million and $51.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. Capitalized debt origination costs of $11.0 million, net for the period December 31, 2007, are being amortized over the terms of the related bond debt, Term Loan, and Revolver. Amortization of debt origination costs for each of the years ended December 31, 2007, 2006 and 2005 were $3.1 million. Scheduled maturities of debt are as follows at December 31, 2007:

Year ended December 31:	(in millions)
2008	$4.0
2009	4.0
2010	4.0
2011	671.0

Total	$683.0

          At December 31, 2007, 2006 and 2005, the fair value of our long-term bank and bond debt, based on current interest rates, approximated its carrying value.
     We have made, and continue to make, significant investment in the 787 program. We are currently in negotiations with Boeing regarding certain contractual matters. We expect to need additional funding from Boeing or other third party sources to participate in future derivatives of the 787 or other 787 contract modifications requested by Boeing. Nevertheless, we believe that cash flow from operations, cash and cash equivalents on hand, and funds available under the revolving portion of our credit facility will provide adequate funds for our ongoing working capital and capital expenditure needs and near term debt service obligations to allow us to meet our current contractual commitments for at least the next twelve months. Management has implemented and continues to implement cost savings initiatives that we expect should have a positive impact on the future cash flows needed to satisfy our long-term cash requirements.

13. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS
          From time to time, we may enter into interest rate swap or other financial instruments in our normal course of business for purposes other than trading. These financial instruments are used to mitigate interest rate or other risks, although to some extent they expose us to market risks and credit risks. We control the credit risks associated with these instruments through the evaluation of the creditworthiness of the counter parties. In the event that a counter party fails to meet the terms of a contract or agreement then our exposure is limited to the current value, at that time, of the interest rate differential, not the full notional or contract amount. We believe that such contracts and agreements have been executed with creditworthy financial institutions. As such, we consider the risk of nonperformance to be remote.
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
14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
          We sponsor several defined benefit pension plans covering a large percentage of our employees. Certain employee groups are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans based upon their company service or years of service accrued under the plans. Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is our policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from us.
          We also sponsor defined contribution savings plans for several employee groups. We make contributions for non-represented participants in these plans based on a matching of employee contributions up to 4% of eligible compensation, for the majority of our non-represented employees. We also make additional contributions of up to 3% of eligible compensation for certain employee groups who are not eligible to participate in or accrue additional service under the defined benefit pension plans.
           In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for eligible retired employees. Such benefits are unfunded as of December 31, 2007. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.
SFAS 158 Adopted
          In December 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires employers that sponsor defined benefit plans to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur. Unrecognized prior service credits/costs and net actuarial gains/losses are recognized as a component of accumulated other comprehensive income/(loss). Such items were previously netted against the plan’s funded status on our balance sheet in accordance with SFAS 87. Additional minimum pension liabilities and related intangible assets are eliminated upon adoption of the new standard. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) of the plan. SFAS No. 158 requires prospective application.

          The unrecognized amounts recorded in accumulated other comprehensive loss will be subsequently recognized as net periodic benefit plan cost consistent with our historical accounting policy for amortizing those amounts. Included in accumulated other comprehensive loss at December 31, 2007 are the following amounts that have not yet been recognized in net periodic benefit plan cost: unrecognized prior service costs of $6.3 million and unrecognized actuarial losses of $480.6 million. Prior service costs and actuarial losses expected to be recognized in net periodic benefit plan cost during 2008 are $(3.4) million and $32.4 million, respectively.
          The adoption of FAS 158 had no effect on our statements of earnings or cash flows for 2007 or for any prior period presented, and will not affect our operating results in future periods. The following table summarizes the effect of the adoption of SFAS No. 158:

	2007
	Prior to		2007
	SFAS 158	SFAS 158	Post SFAS 158
	Adjustment	Adjustment	Adjustment
	($ in millions)
Accrued liabilities — benefit plans	(860.9)	(30.2)	(891.1)
Intangible assets — pension	75.2	(75.2)	—
Accumulated other comprehensive loss (pre tax)	381.5	105.4	486.9

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

	Pension Benefits		Other Post-retirement Benefits
	Years Ended		Years Ended
	December 31,		December 31,
	2007	2006	2007	2006
	($ in millions)
Change in projected benefit obligation:
Beginning balance	$1,771.4	$1,880.5	$580.6	$640.9
Service cost	19.7	23.9	5.4	6.0
Interest cost	105.0	105.8	31.8	32.9
Contributions by plan participants	—	—	7.1	4.9
Actuarial (gains) and losses	(21.7)	(50.6)	(9.8)	(49.9)
Benefits paid	(119.3)	(116.2)	(53.7)	(50.5)
Plan amendments	71.7	0.1	(32.2)	(5.5)
Curtailments/Settlements	(12.9)	(73.0)	—	0.3
Special termination benefits	—	0.9	—	1.5

Projected Benefit obligation at end of period	$1,813.9	$1,771.4	$529.2	$580.6

Accumulated Benefit Obligation at end of Year	$1,755.1	$1,766.2	$529.2	$580.6

Assumptions used to determine Benefit Obligation:
Discount rate	6.24%	5.99%	6.07%	5.88%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Change in fair value of plan assets:
Beginning balance	$1,434.3	$1,352.7	$—	$—
Actual return on assets	84.7	148.5	—	—
Contributions by plan participants	—	—	7.1	4.9
Contributions by employer	65.2	49.3	46.6	45.6
Benefits paid	(119.3)	(116.2)	(53.7)	(50.5)
Settlements	(12.9)	—	—	—
Other	—	—	—	—

Ending balance	$1,452.0	$1,434.3	$—	$—

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$(361.9)	$(337.1)	$(529.2)	$(580.6)
Unrecognized actuarial loss	386.8	417.8	93.8	108.3
Unamortized prior service cost	85.5	21.9	(79.2)	(57.8)

Net amounts recognized	$110.4	$102.6	$(514.6)	$(530.1)

Amounts recognized in the balance sheet:
Intangible asset	$—	$15.7	$—	$—
Accrued benefit liability—current	(0.7)	(25.6)	(47.2)	(51.3)
Accrued benefit liability—long-term	(361.2)	(352.0)	(482.0)	(478.8)
Accumulated other comprehensive loss	472.3	464.5	14.6	—

Net amounts recognized	$110.4	$102.6	$(514.6)	$(530.1)

Net Periodic Benefit Plan Costs
               The components of net periodic benefit costs, including special charges for our post-retirement benefit plans, are shown in the following table:

	Pension Benefits			Other Post-retirement Benefits
	Years Ended			Years Ended
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005
	(in millions)
Components of net periodic benefit cost (income):
Service cost	$19.7	$23.9	$33.0	$5.4	$6.0	$7.1
Interest cost	105.0	105.8	104.0	31.8	32.9	38.5
Expected return on plan assets	(117.5)	(114.3)	(116.8)	—	—	—
Amortization of net (gain) loss	35.6	48.7	57.7	4.8	6.9	14.8
Amortization of prior service cost	6.0	4.1	3.0	(10.8)	(9.2)	(0.6)
Prior service cost recognized - curtailment	2.1	0.2	(6.9)	—	(8.5)	(0.2)
Special termination benefits	—	0.9	(3.6)	—	0.7	(0.3)
Plan settlement or curtailment (gain)/loss	6.5	(4.1)	4.3	—	(3.1)	(2.2)

Net periodic benefit cost	$57.4	$65.2	$74.7	$31.2	$25.7	$57.1

Defined contribution plans cost	$7.1	$6.4	$6.9	$—	$—	$—

Assumptions Used to Determine Net Periodic Benefit Costs:
Weighted Average Discount Rate for Year	6.07%	5.96%	5.75%	5.91%	5.73%	5.75%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increases	4.00%	4.00%	4.00%	N/A	N/A	N/A
     We periodically experience events or make changes to our benefit plans that result in special charges. Some require remeasurements. The following summarizes the key events whose effects on our net periodic benefit cost and obligations are included in the tables above:
• The site consolidation (see Note 3) plan was initiated in February 2004 increasing our pension and other post retirement benefit obligation by $14.2 million. A revision to the plan in December 2005 reduced our benefit obligation by $16.9 million and the termination of the plan in April 2006 further reduced our benefit obligation by $5.9 million.
• The reduction in-force initiative in 2006 increased our pension and other post-retirement benefit obligations by $4.9 million.
• The discontinuation of Post 65 medical benefits for certain retirees announced October 2005 reduced our other post-retirement benefit obligation by $86.8 million.
• Pension settlement charges of $6.5 million have been recognized in 2007 relating to lump sum payments made under provisions of our non-qualified (“excess”) pension plan.
• On September 30, 2007 our largest union-represented group of production and maintenance employees ratified the terms of a new three-year collective bargaining agreement. The new agreement provides for a freeze in pension benefit accruals for employees who, as of December 31, 2007, have less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any employees hired on or after October 1, 2007, will receive a new defined contribution benefit. As a result of these changes, a curtailment charge of $2.1 million has been recognized as part of 2007 net periodic pension benefit cost. The new agreement also provides for certain modifications to the retiree medical benefits for bargaining unit retirees and eliminates retiree medical coverage for any bargaining unit employees hired after October 1, 2007.
• Also in September, we advised affected employees that the previously announced pension freeze affecting employees covered under the Company’s non-represented defined benefit pension plan will not apply to non-represented employees who, as of December 31, 2007, have at least 16 years vesting service under the terms of those plans.
• The collective changes announced in September 2007 will result in an estimated $39.0 million increase in the Projected Benefit Obligation and Accumulated Projected Benefit Obligation of the affected plans and an estimated $6.0 million increase in annual pension expense.

Estimated Future Benefit Payments
          The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The other post-retirement plan benefit payments reflect our portion of the funding. Estimated future benefit payments from plan assets and company funds for the next ten years are as follows:

		Other Post-
	Pension	retirement
	Benefits	Benefits *
	($ in millions)
2008	$120.8	$48.7
2009	122.5	50.2
2010	124.0	49.3
2011	124.9	48.6
2012	127.1	47.4
2013-2017	661.7	222.6

*	Net of expected Medicare Part D subsidies of $3.3 - $3.7 million per year. $3.4 million was received in 2007.
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
          The actual allocations for the pension assets as of December 31, 2007 and 2006, and target allocations by asset category, are as follows:

	Percentage of Plan Assets
	at
	December 31,		Target
Pension Assets	2007	2006	Allocation
Public Equity Securities	53.6%	61.0%	53% - 61%
Alternate Investment Funds	9.8%	4.5%	2% - 12%
Fixed Income Securities	30.9%	29.0%	28% - 33%
Real Estate Funds	5.7%	5.5%	3% - 7%

Total	100.0%	100.0%

Assumptions and Sensitivities
     The discount rate is determined annually as of each measurement date, based on a review of yield rates associated with long-term, high quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high quality corporate bond yield curve. In 2005, 2006, and 2007, there were interim remeasurements for certain plans. The full year weighted average discount rates for pension and post retirement benefit plans in 2007 are 6.07% and 5.91%, respectively.

     The effect of a 25 basis point change in discount rates as of December 31, 2007 is shown below:

		Other
		Post-retirement
	Pension Benefit	Benefits
	($ in millions)
Increase of 25 basis points
Obligation — December 31, 2007	$(48.6)	$(10.7)
Net periodic expense - 2008	$(4.9)	$(0.7)

Decrease of 25 basis points
Obligation — December 31, 2007	$50.9	$10.9
Net periodic expense - 2008	$4.7	$0.8
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
     A significant factor used in estimating future per capita cost of covered healthcare benefits for our retirees and us is the healthcare cost trend rate assumption. The rate used at December 31, 2007 was 8.5% for 2008 and is assumed to decrease gradually to 4.5% by 2013 and remain at that level thereafter. The effect of a one-percentage point change in the healthcare cost trend rate in each year is shown below:

	Other Post-retirement Benefits
	One Percentage	One Percentage
	Point Increase	Point Decrease
	($ in millions)
Net periodic expense (service and interest cost)	$2.2	$(1.9)
Obligation	$34.0	$(29.4)
Pension Protection Act of 2006
     The Pension Protection Act of 2006 was signed into law on August 17, 2006. The law significantly changed the rules used to determine minimum funding requirements for qualified defined benefit pension plans. The funding targets contained in the law were generally consistent with our internal targets. However, the law requires a more mechanical approach to annual funding requirements and generally reduces short-term flexibility in funding.

Pension Plan Funding
     We estimate that our total pension plan contributions in 2008 will be approximately $125.9 million. This amount reflects the effects of the recent pension legislation. No plan assets are expected to be returned to us in 2008.
15. INCOME TAXES
     In accordance with industry practice, state and local income and franchise tax provisions are included in general and administrative expenses. The total amount of taxes included in general and administrative expense was approximately $947,000, $422,000 and $384,000, for the years ended December 31, 2007, 2006 and 2005, respectively. State and local income tax included in these totals was approximately $350,000, $9,500 and $(37,000), respectively.
     The provisions for federal income taxes differ from the U.S. statutory rate as follows:

	Years Ended
	December 31,
	2007	2006	2005
Tax at statutory rate	35.0%	(35.0%)	(35.0%)
Medicare Part D Subsidy	(3.5%)	(5.6%)	0.0%
Amount of Refund and Other	1.0%	(4.0%)	0.0%
Change in valuation allowance	(32.5%)	39.7%	35.0%

Total	0.0%	(4.9%)	0.0%

     The deferred income taxes consisted of the following at December 31:

	2007	2006
	($ in millions)
ASSETS:
Accrued contract liabilities	$20.9	$28.2
Accrued vacation	4.4	3.7
Pension liability	171.0	175.7
Other post retirement benefits	194.4	185.1
Net operating loss carryforwards and credits	169.4	178.5
Other non-deductible expenses	20.4	21.0

Deferred tax assets	$580.5	$592.2

LIABILITIES:
Inventory	(13.5)	(13.3)
Goodwill and intangibles	(3.8)	(16.6)
Property, plant and equipment	(37.8)	(36.5)
Other	(2.5)	(3.7)

Deferred tax liabilities	$(57.6)	$(70.1)

Net deferred tax assets	522.9	522.1
Valuation allowance	(522.9)	(522.1)

Net deferred tax asset (liability)	$—	$—

     At December 31, 2007, we had the following net operating loss carryforwards for federal income tax purposes:

Balance at
December 31,
Year of Expiration	2007
(in millions)
2011	$12.5
2017	34.0
2018	45.8
2020	11.0
2022	42.5
2024	95.6
2025	219.9
2026	37.5

Total	$498.8

     We have a tax credit carryforward related to alternative minimum taxes of $0.3 million. This credit is available to offset future regular taxable income and carries forward indefinitely. The 2006 tax benefit reflects an AMT carryback refund of $1.9 million.
     Due to the uncertain nature of the ultimate realization of the deferred tax assets, we have established a valuation allowance against these future benefits and will recognize benefits only as reassessment demonstrates they are more likely than not to be realized. The valuation allowance has been recorded in income and equity (for items of comprehensive loss) as appropriate.
FIN 48 Adoption
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Because we are in a cumulative net operating loss position, there was no material impact to our consolidated financial position at the date of adoption. The cumulative effects of applying this interpretation resulted in an unrecognized tax benefit of $3.6 million which caused a reduction of the net operating losses deferred tax asset and a corresponding reduction in the valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ in millions)
Balance at January 1, 2007	$3.6
Additions based on tax positions related to the current year	3.4
Additions for tax positions of prior years	0.2
Reductions for tax positions of prior years	(1.7)
Settlements	—

Balance December 31, 2007	$5.5

     Included in the balance at December 31, 2007, are $5.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The resolution of the unrecognized tax position would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in indirect expenses. We have no material amounts of interest and penalties related to unrecognized tax benefits accrued.

     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of December 31, 2007, we were subject to examination by the Internal Revenue Service in the U.S. federal tax jurisdiction for the 2000-2007 tax years. We are also subject to examination in various state jurisdictions for the 2000-2007 tax years, none of which were individually material. State tax liabilities will be adjusted to account for changes in federal taxable income, as well as any adjustments in subsequent years, as those years are ultimately resolved with the IRS.
16. STOCKHOLDERS’ EQUITY
     As of December 31, 2007, we maintained two stock option plans and one incentive award plan under which we have issued equity-based awards to our employees and our directors.
2001/2003 Stock Option Plans
     During 2001, we adopted the Amended and Restated 2001 Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years, but were subject to accelerated vesting based on the ability to meet company performance targets. The incentive options granted to our employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At December 31, 2007, options granted and outstanding from the 2001 Stock Option Plan to employees and directors amounted to 578,700 shares of which 506,950 are vested and exercisable.
     In connection with the acquisition of Aerostructures in 2003, Vought assumed a similar stock option plan maintained by Aerostructures (the “2003 Stock Option Plan). Outstanding options granted under that plan, which had been fully vested pursuant prior to the acquisition, were exchanged for 217,266 of Vought stock options. No new options have been granted under the 2003 Stock Option Plan. At December 31, 2007, options granted and outstanding from the 2003 Stock Option Plan amounted to 82,779, and all are vested.
     A summary of stock option activity from the 2001 and 2003 Stock Option Plans for the years ended December 31, 2007, 2006 and 2005 follows:

	Year Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise Price		Exercise Price		Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	850,587	$13.59	1,507,129	$13.17	1,581,808	$12.20
Granted	—	$—	—	$—	230,000	$18.25
Exercised	—	$—	(33,225)	$10.00	(18,400)	$10.00
Forfeited	(189,108)	$10.14	(623,317)	$12.47	(286,279)	$12.11

Outstanding at end of year	661,479	$14.57	850,587	$13.59	1,507,129	$13.17

Vested or expected to vest	661,479

Exercisable at end of year	589,729	$13.98	767,917	$13.08	1,309,919	$12.18

Fair value of options granted		$—		$—		$2.91

Weighted average remaining contractual life		3.7		4.2		5.5

     All stock options exercised during 2006 and 2005 had no intrinsic value. No stock options were exercised during 2007.

     The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	Average	Average	Number of	Average	Average
Range of Exercise	Shares	Term	Exercise Price	Shares	Term	Exercise Price
Price Per Share	Outstanding	(in years)	Per Share	Outstanding	(in years)	Per Share
$9.96-$11.61	524,373	3.4	$10.04	483,073	3.4	$10.04
$11.62-$18.86	4,106	0.3	$18.86	4,106	0.3	$18.86
$18.87-$32.33	133,000	5.2	$32.33	102,550	5.2	$32.33
Shares Held in Rabbi Trust
     A rabbi trust was established in 2000 for key executives. Our stock held in the trust is recorded at historical cost, and the corresponding deferred compensation liability is recorded at the current fair value of our common stock. Common stock held in the rabbi trust is classified in equity as “shares held in rabbi trust.” In the fourth quarter of 2005, we recorded income that resulted from the decline in the fair value of our stock in the amount of $3.8 million in accordance with APB Opinion No. 25 Accounting for Stock-Based Compensation (“APB 25”). This income was reflected in Stock Compensation expense that is included in general and administrative expense. In connection with the separation of service of two executives in 2005, the number of shares held in the rabbi trust was reduced by a total of 29,178 shares. There were no changes to the share amounts in 2006 or 2007.
2006 Incentive Plan
     During 2006, we adopted the Vought Aircraft Industries, Inc. 2006 Incentive Award Plan (the “2006 Incentive Plan”), under which 1,500,000 shares of common stock were reserved for issuance for the purposes of providing awards to employees and directors. This plan was amended during 2007 to increase the number of authorized shares to 2,000,000. Since inception, these awards have been issued in the form of stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and restricted shares.
SARs
     A summary of SARs activity for the years ended December 31, 2007 and 2006 is as follows:

	Year Ended December 31,		Year Ended December 31,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise Price		Exercise Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	797,270	$10.00	—	$—
Granted	259,380	$10.00	797,270	$10.00
Exercised	—	$—	—	$—
Forfeited	(83,900)	$10.00	—	$—

Outstanding at end of year	972,750	$10.00	797,270	$10.00

Vested or expected to vest (1)	807,585

Exercisable at end of year	435,461	$10.00	199,318	$10.00

Fair value of options granted		$1,227,599		$3,834,869

Weighted average remaining contractual life		8.9		9.9

(1)	Represents SARs reduced by expected forfeitures

     The following table summarizes information about SARs outstanding as of December 31, 2007:

	Shares Outstanding			Shares Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	Average	Average	Number of	Average	Average
Exercise	Shares	Term	Exercise Price	Shares	Term	Exercise Price
Price Per Share	Outstanding	(in years)	Per Share	Outstanding	(in years)	Per Share
$10	972,750	10	$10.00	435,461	10	10
RSUs
     RSUs are awards of stock units that can be converted into common stock. In general, the awards are eligible to vest over a four-year period if certain performance goals are met. No RSUs will vest if the performance goals are not met. Certain awards, granted to the CEO and CFO, vest on the first occurrence of a change in control or a date specified by the agreement.
     A summary of the total RSU activity for years ended December 31, 2007 and 2006 as follows:

	Year Ended December 31,		Year Ended December 31,
	2007		2006
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of year	395,140	$8.79	—	$—
Granted	210,306	$9.68	395,140	$8.79
Exercised	—	$—	—	$—
Forfeited	(31,025)	$8.79	—	$—

Outstanding at end of year	574,421	$9.12	395,140	$8.79

Vested or expected to vest (1)	513,151

Exercisable at end of year	109,727	$8.96	98,785	$8.79

(1)	Represents RSUs reduced by expected forfeitures

Restricted Shares
     During 2007, we granted 21,854 restricted shares to outside directors. These restricted shares vested over the course of 2007. The restricted shares were valued at the fair value of our common stock at the date of issuance.
Employee Stock Purchase Plan
     We adopted an Employee Stock Purchase Plan in 2000, which provides certain employees and independent directors the opportunity to purchase shares of our stock at its estimated fair value. Certain employee stock purchases were eligible for financing by the Company through stockholder notes. Those notes provide for loan amounts, including interest at 6.09%, to become due after 7 years, or upon specified events occurring. During 2000, 95,335 shares were sold to employees for cash and 227,605 shares were sold for notes at a price of $10 per share. During 2001, 123,025 shares were sold to employees for cash and 5,000 shares were sold for notes at a price of $10 per share. During 2002, 5,000 shares were sold for cash at a price of $10 per share. As previously disclosed, during 2005, a total of 145,860 shares were repurchased in connection with the departure of certain executives and directors, with such shares being retired. Those transactions also included the forgiveness of $1.0 million of the above-described stockholder notes, plus interest accrued thereon and the repayment of an additional $0.2 million of the above-described indebtedness, plus accrued interest. No stockholder notes remained outstanding as of December 31, 2007. During 2006, 10,650 shares were sold to four outside directors for cash at a price of $8.38 per share. No shares were issued under the employee stock purchase plan during the year ended, December 31, 2007.
17. STOCK COMPENSATION EXPENSE
     As described in Note 16 — Stockholders’ Equity, we maintain two stock option plans and one incentive award plan under which we have issued equity-based awards to our employees and our directors. In accordance with SFAS 123(R), we recognized total compensation expense for all awards for the years ended December 31, 2007 and 2006 as follows:

	Stock Compensation Expense	Stock Compensation Expense
	Year Ended December 31,	Year Ended December 31,
	2007	2006
	($ in millions)	($ in millions)
Stock Options	0.0	0.0
Rabbi Trust	2.5	0.0
Stock Appreciation Rights (SARs)	1.5	1.6
Restricted Stock Units (RSUs)	1.6	1.4
Restricted Shares	0.2	—

Stock Compensation Expense, gross	5.8	3.0

Change in Forfeiture Estimate	(0.6)	—

Stock Compensation Expense, net	5.2	3.0

     The terms and assumptions used in calculating stock compensation expense for each category of equity-based award are included below.

Stock Options
     Stock options have been granted for a fixed number of shares to employees and directors with an exercise price equal to no less than the fair value of the shares at the date of grant. We have adopted SFAS 123(R) Share-based Payment (“SFAS 123(R)”) and elected to apply the “modified prospective” method. SFAS 123(R) requires us to value stock options granted prior to its adoption under the fair value method and expense these amounts over the stock options’ remaining vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. No additional stock options have been granted since our adoption of SFAS 123(R). The range of assumptions used in our fair value calculation was as follows:

2005
Expected dividend yield	0%
Risk free interest rate	3.9% - 4.4%
Expected life of options	6 years
     The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. The expected life of our stock options was based on the vesting term of the options.
Shares Held in Rabbi Trust
     During the fourth quarter of 2007, we recorded stock compensation expense, included in general and administrative expense, to reflect the impact of an estimated increase in the fair value of our common stock. This increase in value resulted in an increase to our accrued payroll and employee benefits line item on our balance sheet.
Stock Appreciation Rights (SARs)
     The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model and based on a number of assumptions including expected term, volatility and interest rates. We do not have publicly traded equity and our history is short, so we have no reliable historical data to estimate the expected term effectively. Therefore, in compliance with SAB 107, we used a temporary “simplified method” to estimate our expected term. Based on the guidance of SFAS 123(R), expected volatility was derived from an index of historical volatilities from several companies that conduct business in the aerospace industry. The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option.
     The ranges of assumptions used in our calculations of fair value during 2007 and 2006 were as follows:

	2007	2006
Expected dividend yield	0%	0%
Risk free interest rate	4.7% - 5.0%	4.5% - 5.0%
Expected life of options	6.12 years	6.25 years
Expected volatility	53.5%	54.5%
     The fair value of the SARs granted is amortized to expense using a graded method over the vesting period. Our estimated forfeiture rate was 11% as of December 31, 2006 but was adjusted to 26% during the third quarter of 2007. As of December 31, 2007, we have $1.1 million of unrecognized compensation cost related to the nonvested SARs to be amortized over the remaining vesting period.

Restricted Stock Units (“RSUs”)
     The value of each RSU awarded is the same as the fair market value of our common stock at the date of grant in accordance with SFAS 123(R). Because we do not have publicly traded equity, an independent third party valuation firm computes the fair value of our common stock. Our estimated forfeiture rate was 11% as of December 31, 2006 but was adjusted to 26% during the third quarter of 2007. However, no forfeiture rate was used in our calculation of the grants to the CEO and CFO that vest upon the first occurrence of a change and control or a date specified in the agreement, due to our assumption that they will remain employed until the vesting of these awards. As of December 31, 2007, we had $2.5 million of unrecognized compensation cost related to all nonvested RSUs to be amortized over the remaining vesting period.
Restricted Shares
     The restricted shares granted during 2007 completely vested during the year. Those shares were valued at the fair value of our common stock at the date of issuance.
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
     We have an accrual of $3.8 million and $4.1 million for environmental costs at December 31, 2007 and 2006, respectively.
     The following is a roll-forward of amounts accrued for environmental liabilities:

Environmental
Liability
($ in millions)
Balance at January 1, 2006	$4.3
Environmental costs incurred	(0.2)

Balance at December 31, 2006	4.1
Environmental costs incurred	(0.3)

Balance at December 31, 2007	$3.8

19. RISK CONCENTRATIONS
     Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.
     We maintain cash and cash equivalents with various financial institutions. We perform periodic evaluations of the relative credit standing of those financial institutions that are considered in our banking relationships. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash and cash equivalents.
     The following table lists the revenue and trade and other receivables balances at the year end December 31, from our three largest customers:

	Revenue
	2007	2006	2005
	($ in millions)
Airbus	$206.2	161.8	$186.3
Boeing	926.6	857.9	728.9
Gulfstream	259.1	248.4	183.9

	Trade and Other Receivables
	($ in millions)
Airbus	$5.3	12.6	$20.7
Boeing	36.1	23.2	18.6
Gulfstream	18.3	19.5	34.0
     Our risk related to pension and OPEB projected obligations, $2,343.1 million as of December 31, 2007, is also significant. This amount is currently in excess of our plan assets of $1,452.0 million and our total assets of $1,620.9 million. Our benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The current market value of all of these investment categories may be adversely affected by external events and the movements and volatility in the financial markets including such events as the current credit and real estate market conditions. Declines in the market values of our plan assets could expose our total asset balance to significant risk which may cause an increase to future funding requirements.
     Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. We have long-term supply agreements with a number of our major suppliers. We, as well as our supply base, are experiencing delays in the receipt of and price increases on metallic raw materials. Through 2008, we forecast that these raw material price increases will slow considerably. However, based upon market shift conditions and industry analysis we expect price increases to return in 2009 and beyond due to increased infrastructure demand in China and Russia, and increased aluminum and titanium usage in an ever wider range of global products. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk, however, we are reviewing a full range of business options focused on strategic risk management for all raw material commodities.
     Our suppliers’ failure to provide acceptable raw materials, components, kits and subassemblies would adversely affect our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with such supply base reliance. We are dependent on third parties for all information technology services. To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemical processing and freight. We utilize a range of long-term agreements and strategic aggregated sourcing to optimize procurement expense and supply risk in these categories.
     As of December 31, 2007, 51% of our employees are represented by various labor unions. Contracts covering 35% of the represented employee population remain subject to negotiation in 2008.

20. RELATED PARTY TRANSACTIONS
     A management agreement between Vought and its principal stockholder, The Carlyle Group, requires us to pay an annual fee of $2.0 million for various management services. We incurred fees and allowable expenses of $2.1 million in 2007, $2.0 million in 2006 and $2.1 million in 2005.
     Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to arm’s-length, long-term contracts. The most recent of these agreements was entered into on December 19, 2007 in connection with the expiration of one of our pre-existing long-term contracts with Wesco, and following a competitive re-procurement of that work package. On September 29, 2006, The Carlyle Group (which is our controlling stockholder) acquired a majority stake in Wesco, and as a result, Wesco and we are now under common control of The Carlyle Group through its affiliated funds. In addition, three of our Directors, Messrs. Squier, Clare and Palmer, also serve on the board of directors of Wesco. The Carlyle Group will indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the year ended December 31, 2007 was approximately $16.9 million.
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
21. OTHER COMMITMENTS AND OTHER CONTINGENCIES
     From time to time, we are involved in various legal proceedings arising out of the ordinary course of business. None of the matters in which we are currently involved, either individually, or in the aggregate, is expected to have a material adverse effect on our business or financial condition, results of operations or cash flows.
22. GUARANTOR SUBSIDIARIES
     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by our wholly owned “100% owned” subsidiaries. In accordance with criteria established under Rule 3-10(f) of Regulation S-X under the Securities Act, summarized financial information of the Vought and its subsidiary is presented below:

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
December 31, 2007
($ in millions, except share amounts)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$75.1	$0.5	$—	$75.6
Trade and other receivables	75.3	6.1	—	81.4
Intercompany receivable	24.1	7.3	(31.4)	—
Inventories	347.0	15.8	—	362.8
Other current assets	5.9	0.5	—	6.4

Total current assets	527.4	30.2	(31.4)	526.2

Property, plant and equipment, net	498.7	8.3	—	507.0
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	40.1	—	—	40.1
Debt origination costs, net and other assets	11.5	—	—	11.5
Investment in affiliated company	72.5		(72.5)	—
Investment in joint venture	8.4	—	—	8.4

Total assets	$1,622.6	$102.2	$(103.9)	$1,620.9

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$174.3	$4.4	$—	$178.7
Intercompany payable	7.3	24.1	(31.4)	—
Accrued and other liabilities	73.9	0.2	—	74.1
Accrued payroll and employee benefits	47.2	1.0	—	48.2
Accrued post-retirement benefits-current	47.2	—	—	47.2
Accrued pension-current	0.7	—	—	0.7
Current portion of long-term bank debt	4.0	—	—	4.0
Accrued contract liabilities	230.4	—	—	230.4

Total current liabilities	585.0	29.7	(31.4)	583.3

Long-term liabilities:
Accrued post-retirement benefits	482.0	—	—	482.0
Accrued pension	361.2	—	—	361.2
Long-term bank debt, net of current portion	409.0	—	—	409.0
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	181.2	—	—	181.2

Total liabilities	2,288.4	29.7	(31.4)	2,286.7

Stockholders’ equity (deficit):

Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,768,991 issued and outstanding at December 31, 2007	0.3	—	—	0.3
Additional paid-in capital	417.4	80.3	(80.3)	417.4
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Accumulated deficit	(595.0)	(7.8)	7.8	(595.0)
Accumulated other comprehensive loss	(486.9)	—	—	(486.9)

Total stockholders’ equity (deficit)	$(665.8)	$72.5	$(72.5)	$(665.8)

Total liabilities and stockholders’ equity (deficit)	$1,622.6	$102.2	$(103.9)	$1,620.9

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
December 31, 2006
($ in millions, except share amounts)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$92.5	$0.9	$—	$93.4
Trade and other receivables	78.1	4.0	—	82.1
Intercompany receivable	18.1	6.2	(24.3)	—
Inventories	324.5	13.3	—	337.8
Other current assets	6.9	0.4	—	7.3

Total current assets	520.1	24.8	(24.3)	520.6

Property, plant and equipment, net	520.6	9.8	—	530.4
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	64.9	—	—	64.9
Debt origination costs, net and other assets	15.0	0.1	—	15.1
Investment in affiliated company	74.1	—	(74.1)	—

Total assets	$1,658.7	$98.4	$(98.4)	$1,658.7

Liabilities and stockholders’equity (deficit)
Current liabilities:
Accounts payable, trade	$114.7	$3.7	$—	$118.4
Intercompany payable	6.2	18.1	(24.3)	—
Accrued and other liabilities	71.4	0.6	—	72.0
Accrued payroll and employee benefits	44.1	0.9	—	45.0
Accrued post-retirement benefits-current	51.3	—	—	51.3
Accrued pension-current	25.6	—	—	25.6
Current portion of long-term bank debt	4.0	—	—	4.0
Capital lease obligation	0.3	1.0	—	1.3
Accrued contract liabilities	333.7	—	—	333.7

Total current liabilities	651.3	24.3	(24.3)	651.3

Long-term liabilities:
Accrued post-retirement benefits	478.8	—	—	478.8
Accrued pension	352.0	—	—	352.0
Long-term bank debt, net of current portion	413.0	—	—	413.0
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	186.9	—	—	186.9

Total liabilities	2,352.0	24.3	(24.3)	2,352.0

Stockholders’ equity (deficit):

Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,755,248 issued and outstanding at December 31, 2006	0.3	—	—	0.3
Additional paid-in capital	414.8	80.3	(80.3)	414.8
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Stockholders’ loans	(1.0)	—	—	(1.0)
Accumulated deficit	(641.3)	(6.2)	6.2	(641.3)
Accumulated other comprehensive loss	(464.5)	—	—	(464.5)

Total stockholders’ equity (deficit)	$(693.3)	$74.1	$(74.1)	$(693.3)

Total liabilities and stockholders’ equity (deficit)	$1,658.7	$98.4	$(98.4)	$1,658.7

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Twelve Months Ended December 31, 2007
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$1,577.1	$61.6	$(13.2)	$1,625.5

Costs and expenses

Cost of sales	1,224.4	58.1	(13.2)	1,269.3

Selling, general and administrative expenses	241.7	5.0	—	246.7

Total costs and expenses	1,466.1	63.1	(13.2)	1,516.0

Operating income (loss)	111.0	(1.5)	—	109.5

Other income (expense)
Interest income	3.6	—	—	3.6
Other loss	—	(0.1)	—	(0.1)
Equity in loss of joint venture	(4.0)	—		(4.0)
Interest expense	(62.6)	—	—	(62.6)
Equity in income (loss) of consolidated subsidiaries	(1.6)	—	1.6	—

Income (loss) before income taxes	46.4	(1.6)	1.6	46.4
Income tax expense	0.1	—	—	0.1

Net income (loss)	$46.3	$(1.6)	$1.6	$46.3

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Twelve Months Ended December 31, 2006
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$1,507.9	$49.0	$(6.0)	$1,550.9

Costs and expenses

Cost of sales	1,230.2	50.0	(6.0)	1,274.2
Selling, general and administrative expenses	232.3	3.7	—	236.0
Impairment charge	9.0	—	—	9.0

Total costs and expenses	1,471.5	53.7	(6.0)	1,519.2

Operating income (loss)	36.4	(4.7)	—	31.7

Other income (expense)
Interest income	1.4	—	—	1.4
Other loss	(0.1)	(0.4)	—	(0.5)
Equity in loss of joint venture	(6.7)	—	—	(6.7)
Interest expense	(64.4)	(0.1)	—	(64.5)
Equity in income (loss) of consolidated subsidiaries	(5.2)	—	5.2	—

Income (loss) before income taxes	(38.6)	(5.2)	5.2	(38.6)
Income tax benefit	(1.9)	—	—	(1.9)

Net income (loss)	$(36.7)	$(5.2)	$5.2	$(36.7)

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Twelve Months Ended December 31, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$1,235.6	$71.8	$(10.2)	$1,297.2

Costs and expenses

Cost of sales	1,178.4	63.6	(10.2)	1,231.8
Selling, general and administrative expenses	230.9	3.3	—	234.2
Impairment charge	5.9	—	—	5.9

Total costs and expenses	1,415.2	66.9	(10.2)	1,471.9

Operating income (loss)	(179.6)	4.9	—	(174.7)

Other income (expense)
Interest income	3.4	—	—	3.4
Other loss	—	(0.3)	—	(0.3)
Equity in loss of joint venture	(3.4)	—	—	(3.4)
Interest expense	(54.5)	(0.2)	—	(54.7)
Equity in income (loss) of consolidated subsidiaries	4.4	—	(4.4)	—

Income (loss) before income taxes	(229.7)	4.4	(4.4)	(229.7)
Income tax expense	—	—	—	—

Net income (loss)	$(229.7)	$4.4	$(4.4)	$(229.7)

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Twelve Months Ended December 31, 2007
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$46.3	$(1.6)	$1.6	$46.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62.0	1.7	—	63.7
Stock compensation expense	5.2	—	—	5.2
Equity in losses of joint venture	4.0	—	—	4.0
Loss from asset sales	1.8	0.1	—	1.9
Income from investments in consolidated subsidiaries	1.6	—	(1.6)	—
Changes in current assets and liabilities:
Trade and other receivables	2.8	(2.1)	—	0.7
Intercompany accounts receivable	(6.0)	(1.1)	7.1	—
Inventories	(22.5)	(2.5)	—	(25.0)
Other current assets	1.0	(0.1)	—	0.9
Accounts payable, trade	59.6	0.7	—	60.3
Intercompany accounts payable	1.1	6.0	(7.1)	—
Accrued payroll and employee benefits	0.7	0.1	—	0.8
Accrued and other liabilities	(26.5)	(0.4)	—	(26.9)
Intercompany transactions	(1.0)	1.0	—	—
Accrued contract liabilities	(103.3)	—	—	(103.3)
Other assets and liabilities—long-term	5.5	0.1	—	5.6

Net cash provided by operating activities	32.3	1.9	—	34.2
Investing activities
Capital expenditures	(56.1)	(1.3)	—	(57.4)
Proceeds from sale of assets	24.3	—	—	24.3
Investment in joint venture	(16.5)	—	—	(16.5)

Net cash used in investing activities	(48.3)	(1.3)	—	(49.6)
Financing activities
Proceeds from short-term bank debt	20.0	—	—	20.0
Payments on short-term bank debt	(20.0)	—	—	(20.0)
Payments on long-term bank debt	(4.0)	—	—	(4.0)
Payments on capital leases	(0.3)	(1.0)	—	(1.3)
Proceeds from governmental grants	2.1	—	—	2.1
Proceeds from repayment of stockholder loans	0.8	—	—	0.8

Net cash used in financing activities	(1.4)	(1.0)	—	(2.4)

Net decrease in cash and cash equivalents	(17.4)	(0.4)	—	(17.8)
Cash and cash equivalents at beginning of period	92.5	0.9	—	93.4

Cash and cash equivalents at end of period	$75.1	$0.5	$—	$75.6

Consolidating Cash Flow Statement
Twelve Months Ended December 31, 2006
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(36.7)	$(5.2)	$5.2	$(36.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57.1	2.3	—	59.4
Stock compensation expense	3.0	—	—	3.0
Impairment charge	9.0	—	—	9.0
Equity in losses of joint venture	6.7	—	—	6.7
Loss from asset sales	1.2	0.5	—	1.7
Income from investments in consolidated subsidiaries	5.2	—	(5.2)	—
Changes in current assets and liabilities:
Trade and other receivables	6.4	2.3	—	8.7
Intercompany accounts receivable	(6.0)	(0.4)	6.4	—
Inventories	3.4	(1.1)	—	2.3
Other current assets	0.4	0.1	—	0.5
Accounts payable, trade	(4.1)	(0.4)	—	(4.5)
Intercompany accounts payable	0.4	6.0	(6.4)	—
Accrued payroll and employee benefits	7.2	—	—	7.2
Accrued and other liabilities	(8.1)	0.1	—	(8.0)
Accrued contract liabilities	117.7	—	—	117.7
Other assets and liabilities—long-term	5.9	(0.1)	—	5.8

Net cash provided by operating activities	168.7	4.1	—	172.8
Investing activities
Capital expenditures	(112.9)	(2.5)	—	(115.4)
Proceeds from sale of assets	12.6	0.1	—	12.7

Net cash used in investing activities	(100.3)	(2.4)	—	(102.7)
Financing activities
Proceeds from short-term bank debt	225.0	—	—	225.0
Payments on short-term bank debt	(225.0)	—	—	(225.0)
Payments on long-term bank debt	(4.0)	—	—	(4.0)
Payments on capital leases	0.3	(1.0)	—	(0.7)
Proceeds from sale of common stock	0.4	—	—	0.4
Proceeds from governmental grants	17.4	—	—	17.4
Proceeds from repayment of stockholder loans	0.1	—	—	0.1

Net cash provided by (used in) financing activities	14.2	(1.0)	—	13.2

Net increase in cash and cash equivalents	82.6	0.7	—	83.3
Cash and cash equivalents at beginning of period	9.9	0.2	—	10.1

Cash and cash equivalents at end of period	$92.5	$0.9	$—	$93.4

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Twelve Months Ended December 31, 2005
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(229.7)	$4.4	$(4.4)	$(229.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68.4	3.5	—	71.9
Stock compensation income	(6.4)	—	—	(6.4)
Impairment charge	5.9	—	—	5.9
Equity in losses of joint venture	3.4	—	—	3.4
Loss from asset sales	5.7	0.3	—	6.0
Income from investments in consolidated subsidiaries	(4.4)	—	4.4	—
Changes in current assets and liabilities:
Trade and other receivables	27.6	4.8	—	32.4
Intercompany accounts receivable	7.5	(2.6)	(4.9)	—
Inventories	(61.3)	0.5	—	(60.8)
Other current assets	(0.1)	(0.1)	—	(0.2)
Accounts payable, trade	19.4	0.8	—	20.2
Intercompany accounts payable	2.6	(7.5)	4.9	—
Accrued payroll and employee benefits	(10.2)	(0.3)	—	(10.5)
Accrued and other liabilities	(15.8)	(1.1)	—	(16.9)
Accrued contract liabilities	74.0	—	—	74.0
Other assets and liabilities—long-term	45.8	(0.1)	—	45.7

Net cash provided by (used in) operating activities	(67.6)	2.6	—	(65.0)
Investing activities
Capital expenditures	(145.3)	(1.8)	—	(147.1)
Investment in joint venture	(5.0)	—	—	(5.0)

Net cash used in investing activities	(150.3)	(1.8)	—	(152.1)
Financing activities
Proceeds from short-term bank debt	45.0	—	—	45.0
Payments on short-term bank debt	(45.0)	—	—	(45.0)
Payments on long-term bank debt	(4.0)	—	—	(4.0)
Payments on capital leases	—	(0.9)	—	(0.9)
Proceeds from Hawthorne sale/leaseback	52.6	—	—	52.6
Proceeds from governmental grants	52.2	—	—	52.2
Payments for retirement of common stock	(2.0)	—	—	(2.0)
Proceeds from sale of common stock	0.2	—	—	0.2
Proceeds from repayment of stockholder loans	0.2	—	—	0.2

Net cash provided by (used in) financing activities	99.2	(0.9)	—	98.3

Net decrease in cash and cash equivalents	(118.7)	(0.1)	—	(118.8)
Cash and cash equivalents at beginning of period	128.6	0.3	—	128.9

Cash and cash equivalents at end of period	$9.9	$0.2	$—	$10.1

23. QUARTERLY FINANCIAL INFORMATION, UNAUDITED ($ IN MILLIONS)

	Quarter ended
	December 31,	September 30,	July 1,	April 1,
2007	2007	2007	2007	2007

Revenues	$394.9	$422.3	$427.6	$380.7
Operating income (loss)	18.9	14.3	42.1	34.2
Net income (loss)	$3.1	$(2.1)	$26.1	$19.2

	Quarter ended
	December 31,	September 24,	June 25,	March 26,
2006	2006	2006	2006	2006

Revenues	$417.6	$354.4	$456.1	$322.8
Operating income (loss)	11.2	3.5	52.1	(35.1)
Net income (loss)	$(6.3)	$(13.4)	$34.5	$(51.5)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Vice President & Chief Financial Officer, our President & Chief Executive Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of December 31, 2007, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s best estimates and judgments. Management also is responsible for establishing and maintaining adequate internal control over financial reporting for Vought Aircraft Industries, Inc. as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, we have concluded that Vought Aircraft Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007.
The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Vought Aircraft Industries, Inc. and has issued an attestation report on Vought’s internal controls over financial reporting as of December 31, 2007, as stated in its reports, which are included herein.
Date: March 13, 2008

/s/ Keith Howe	.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Vought Aircraft Industries, Inc.
We have audited Vought Aircraft Industries, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vought Aircraft Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control of Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Vought Aircraft Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vought Aircraft Industries, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of Vought Aircraft Industries, Inc. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Fort Worth, Texas
March 13, 2008

Changes in Internal Controls
None.
Item 9B. Other Information
     None.

Part III
Item 10. Directors and Executive Officers of the Registrant
Directors and Executive Officers
     Set forth below are the names, ages and positions of our directors and executive officers as of the date of this annual report. No family relationship exists between any of our directors or executive officers.

Name	Age	Position
Elmer Doty	53	President & Chief Executive Officer, Director
Keith Howe	50	Vice President & Chief Financial Officer
Steve Davis	54	Vice President, Commercial Aerostructures
Kevin McGlinchey	42	Vice President, General Counsel & Secretary
Dennis Orzel	53	Vice President, Integrated Aerosystems
Joy Romero	49	Vice President, 787
Tom Stubbins	55	Vice President, Human Resources

Peter Clare	42	Director
David Cush	48	Director
Allan Holt	56	Director
John Jumper	63	Director
Ian Massey	57	Director
Adam Palmer	35	Director
Dan Schrage	63	Director
David Squier	62	Director
Sam White	65	Director
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
     Keith Howe was appointed Vice President and Chief Financial Officer effective January 16, 2007. His responsibilities include all financial and business management functions, including creation and implementation of financial strategy, control and accounting policy, treasury, risk management and insurance, budget, and financial and economic planning and analysis. Prior to joining Vought, Mr. Howe served as President and General Manager of the Armament Systems Division of BAE, a position he held since July 2005, when BAE acquired UDI. Mr. Howe had served in a substantially comparable position with UDI since January 2002 and, prior to that time, had served as the unit’s Deputy General Manager from October 1998 to December 2001 and as its Controller from September 1996 to October 1998. Prior to that time, Mr. Howe served in a number of senior financial executive positions with UDI.
     Steve Davis was named Vice President, Commercial Aerostructures in January 2008. His responsibilities include all aspects of manufacturing operations and program management for major commercial customers, including manufacturing, marketing, business development and business management. Prior to that, Mr. Davis had served as Vice President, Programs since April 2006 with responsibility for all aspects of program management for both commercial and military customers, including marketing, business development, business management and design engineering. Prior to that, he was General Manager of Boeing Commercial Business, a position he held since December 2005, and had responsibility for leading Vought’s Boeing Commercial Programs. Previously, Mr. Davis was Vice President of Boeing and Gulfstream Commercial Programs and prior to that assignment, in August 2000, he served as part of Northrop Grumman’s Aerostructures business segment as Vice President of Fabrication at the Dallas, Texas site. He joined the company in January 1980 and has held positions of increasing responsibility since that time.
     Kevin McGlinchey has served as our Vice President and General Counsel since September 2006. His responsibilities include leadership of the legal, internal audit and corporate governance organizations. Mr. McGlinchey has been with Vought and its predecessor company since 1995, when he joined the corporate legal staff of the Northrop Grumman Corporation. Since that time, he has held positions of increasing responsibility with the legal departments of Northrop Grumman and later with Vought, serving most recently as Deputy General Counsel and Assistant Corporate Secretary. He is a member of the bar in Texas, Pennsylvania and the District of Columbia.
     Dennis Orzel was named Vice President, Integrated Aerosystems since January 2008. His responsibilities include all aspects of manufacturing operations and program management for military and some commercial customers, including manufacturing, marketing, business development and business management. In addition, he is responsible for the implementation of Lean Manufacturing and Six Sigma as core strategies in driving operational improvements. Prior to that, Mr. Orzel has served as Vice President of Manufacturing Operations since he joined Vought in August 2006. In that role, he oversaw manufacturing operations for Vought including the implementation of Lean Manufacturing and Six Sigma as core strategies in driving operational improvements. Prior to joining Vought, Mr. Orzel served since March 2003 as Vice President for Operations and Distribution for the Transportation Division of Exide Technologies Corporation, where he was responsible for production planning, manufacturing, distribution, transportation and logistics. At Exide, he led efforts to restructure the operational footprint, reduce finished goods inventory and increase plant productivity through the utilizations of lean tools and methodologies. Prior to that, Mr. Orzel was the General Manager of the Turbine Module Center at Pratt and Whitney Aircraft Division of United Technologies.
     Joy Romero was named Vice President, 787 effective October 2007. Her responsibilities include all aspects of manufacturing operations and program management for the Boeing 787 program. Ms. Romero joined Vought from Boeing Commercial Airplanes, where she had served as director of 787 North American Supply Chain Integration since June 2007. Prior to that, Ms. Romero was President of Boeing Canada Operations Ltd. and General Manager of Boeing Winnipeg since 2006. As General Manager, Ms. Romero led a production site responsible for more than 1,000 composite parts and assemblies for Boeing 737, 747, 767, 777 and 787 aircraft. The Winnipeg site is the largest aerospace composite manufacturer in Canada and the country’s third largest aerospace facility. Before assuming the position in Winnipeg, Ms. Romero was Director of Boeing’s Salt Lake City components manufacturing site since 2005, where she was responsible for manufacturing operations, including fabrication and assembly of parts for airplane production as well as out-of-production spares for Commercial Aviation Services. Prior to that, Ms Romero spent more than 10 years supporting Boeing military programs, including spares acquisition and component repair for the C-17 Globemaster III and B-1B Lancer aircraft, managing the Operational Support Center, the AOG (Aircraft on Ground) organization, and operation of the Product Support Warehouse and Distribution system.
     Tom Stubbins is Vice President of Human Resources and has led the Human Resources organization since April 2004. His responsibilities include oversight of human resources strategy and policies including benefits design, compensation, succession planning and organizational development. Previously, Mr. Stubbins served as the Company’s Director of Human Resources and Administration since 2000. He has been with Vought and its predecessor companies since 1980 serving positions of increasing responsibility in the Human Resources and Administration organization.
     Peter Clare has been a Director since February 2005. Mr. Clare is currently a Partner and Managing Director of Carlyle, as well as head of Carlyle’s Global Aerospace/Defense/Government Services group. Mr. Clare has been with Carlyle since 1992 and currently serves on the Boards of Directors of ARINC, Wesco Holdings, Inc. and Sequa Corporation.
     David Cush was appointed a Director in May 2007. Mr. Cush has a broad background in airline sales, operations and finance. In December 2007, Mr. Cush was appointed President and CEO of Virgin America. Prior to that time, he served as Senior Vice President of Global Sales for American Airlines, responsible for all sales activities worldwide. Previous positions with American include vice president of the company’s St. Louis Hub and vice president of International Planning and Alliances. Mr. Cush also spent approximately two years with Aerolineas Argentinas, where he had been chief operating officer from November 1998 to March 2000.
     Allan Holt has been a Director since 2000. Mr. Holt has been a Partner and Managing Director of Carlyle since 1991 and he is currently co-head of the U.S. Buyout group focusing on opportunities in the Aerospace/Defense/Government Services, Automotive & Transportation, Consumer, Healthcare, Industrial, Technology and Telecom/Media sectors. Prior to joining Carlyle, Mr. Holt spent three and a half years with Avenir Group, Inc., an investment and advisory group that acquired equity positions in small and medium-sized companies and provided active management support to its acquired companies. He also serves on the Boards of Directors of Fairchild Imaging, Inc., HD Supply, Sequa Corporation and SS&C Technologies, Inc.

     John Jumper was appointed a Director in June 2006. Mr. Jumper retired from the United States Air Force in 2005 after a distinguished 39-year military career. In his last position as Chief of Staff he served as the senior military officer in the Air Force leading more than 700,000 military, civilian, Air National Guard and Air Force Reserve men and women. As Chief of Staff he was a member of the Joint Chiefs of Staff providing military advice to the Secretary of Defense, the National Security Council and the President. From 2000 to 2001 Mr. Jumper served as Commander, Air Combat Command. During the 1999 war in Kosovo and Serbia he commanded U.S. Air Forces in Europe and Allied Air Forces Central Europe. In earlier assignments he served on the Joint Staff and as Senior Military Assistant to Secretary of Defense Dick Cheney and Secretary Les Aspin. He also commanded an F-16 fighter squadron and two fighter wings, accumulating more than 5,000 flying hours including more than 1,400 combat hours in Vietnam and Iraq. He currently serves on the Boards of Directors of Goodrich Corporation, TechTeam Global, Jacobs Engineering, SAIC and Somanetics, as well as on the non-profit Boards of the Air Force Association and the Air Force Village Charitable Foundation and the George C. Marshall Foundation.
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
     Adam Palmer has been a Director since 2000. Mr. Palmer has been a Partner since 2005, and since 2004 has served as a Managing Director of Carlyle, focused on U.S. buyout opportunities in the aerospace, defense and information technology sectors. Prior to joining Carlyle in 1996, Mr. Palmer was with Lehman Brothers focusing on mergers, acquisitions and financings for defense electronics and information services companies. Mr. Palmer also serves on the Boards of Directors of Sequa Corporation and Wesco Holdings, Inc.
     Dan Schrage was appointed a Director in June 2006. Dr. Schrage serves as Professor of Aerospace Engineering and Director of the Center for Excellence in Rotorcraft Technology (CERT) and Director of the Center for Aerospace Systems Engineering (CASE) at the Georgia Institute of Technology. Prior to becoming a professor at Georgia Tech, Dr. Schrage was an engineer, manager, and senior executive with the U.S. Army Aviation Systems Command from 1974-1984. During this period he served as the Director for Advanced Systems, Chief of Structures and Aeromechanics, Vibration and Dynamics Engineer and was directly involved with the design, development, and production of all of the Army’s current helicopter systems, including the UH-60 Black Hawk, the AH-64 Apache, CH-47 Chinook, and the OH-58D Kiowa Warrior. Dr. Schrage also served for 11 years as an Army Aviator and commander with combat experience in Southeast Asia. Dr. Schrage serves as the co-director of a small business partnership, Affordable Business Designs, LLC (ASD).
     David Squier has been a Director since 2000. In March 2006, Mr. Squier was elected as Chairman of the Board. Mr. Squier has been a consultant and advisor to Carlyle since 2000. He retired from Howmet Corporation in October 2000 where he served as President and Chief Executive Officer since 1992. As Chief Executive Officer, he was responsible for the operations of an organization with more than $1.5 billion in annual sales and some 29 manufacturing facilities in five nations. He is the Chairman of the Board of Directors of United Components, Inc. In addition, Mr. Squier is a Director at Sequa Corporation and Wesco Aircraft Hardware Corp. Mr. Squier had been a member of the Board of Directors of Howmet Corporation since 1987, until his retirement.
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

Committees of the Board of Directors
     We have ten directors. Each director is elected to serve until a successor is elected.
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
     Governance and Nominating Committee. The Governance and Nominating committee is organized to review and make recommendations to the Board of Directors concerning matters of corporate governance and concerning the composition and membership of the Board and its Committees and matters relating to the compensation of Directors. The directors on this Committee are Peter Clare, David Cush, John Jumper and Daniel Schrage.
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
     We are a closely held corporation, and there is currently no established public trading market for our common stock. The election of members of our board of directors is at the discretion of our controlling stockholders, subject only to the criteria, if any, set forth in our certificate of incorporation and by-laws. In addition, certain of our stockholders have entered into a stockholders’ rights agreement, as further described in Item 13, Certain Relationships and Related Transactions, which among other things relates to voting of their shares in an election of directors. There were no material changes in 2007 to the procedures by which security holders may recommend nominees to our board of directors.
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
     The Compensation Committee is comprised of the following members: David Squier (chair), Peter Clare, and Adam Palmer. Each of the current members of the Committee served on the Committee for the entirety of 2007.
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
     In establishing annual total compensation for the executive officers, the compensation committee reviews base salary, annual incentive compensation, and annual total compensation against executive compensation surveys compiled by PricewaterhouseCoopers, an outside compensation consultant retained directly by the compensation committee for the purpose of providing survey data and other consulting services to the committee with regard to executive compensation. Surveys used for this purpose reflect the compensation levels and practices for individuals holding comparable positions at an array of companies, with annual revenues comparable to ours, in the aerospace industry (when available) as well as durable goods manufacturing, general manufacturing and general industry, which we believe are strongly related to the aerospace industry in each case. We do not regularly benchmark executive compensation against a specific group of comparable companies.
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

     Elements of Executive Compensation. Our executive compensation program is comprised of the following components:
     Annual Compensation
•	Base Salary

•	Annual Incentive Bonus
     Long-term Compensation
•	Equity-Based Awards

•	Other Benefits
Annual Compensation.
     Base Salary. Base salaries for executive officers are determined in relation to a market value established for each executive position. These market values are developed through the use of compensation surveys compiled by PricewaterhouseCoopers, the outside executive compensation consultant retained by the compensation committee, and are based upon data derived from the aerospace industry (when available) as well as durable goods manufacturing, general manufacturing and general industry, adjusted for company size, comparing executives with comparable responsibilities at other companies within these industries. Base salaries are set within an established range in relation to that market value (typically between 85% and 115% of the market rate) in recognition of the particular competencies, skills, experience and performance of the particular individual, as well as consideration of the significance of the individual executive’s assigned role as it relates to our business objectives and internal equity considerations. In general, base salaries for executives are targeted at or near the 50th percentile of the market value. However, individual salaries may be above or below the 50th percentile due to business or industry trends or other individual factors such as experience, internal equity, and sustained individual performance. Base salaries for executive officers are reviewed on an annual basis and at the time of promotion, hiring, or as necessary as the result of a significant change in responsibilities.
     Annual Incentive Bonus. Incentive bonus compensation is designed to align the compensation of individual executives with the achievement of specified annual Company business objectives, and to motivate and reward individual performance in support of those objectives. To that end, the annual bonus awarded to an individual executive will be determined by the application of both a business performance factor (BPF) and an individual strategic performance factor (SPF). Performance with respect to the BPF is measured by the Company’s performance against one or more predetermined Company business objectives. BPF objectives are established each year and reflect a significant measure of Company performance.
     Typically, the BPF will be comprised of one or more financial measures which reflect the key areas of focus for the executive team during the upcoming year and which are indicative of the performance that our bonus program seeks to reward. Performance with respect to the SPF is determined based upon a subjective evaluation of the executive’s individual performance including an assessment of the executive’s performance with respect to individual objectives that are established annually and are designed to align the executive’s performance with key objectives of the business within that individual officer’s area of responsibility. An individual officer’s SPF factor is determined as part of the officer’s annual performance evaluation. The rating for each factor in a given year may range from 0 to 2.0, depending upon the degree to which the particular BPF and SPF objectives were met. In order to ensure the proper executive management focus on the achievement of the Company’s key performance objectives, a significant portion of the bonus is determined by the achievement of the Company-level objectives as reflected by the BPF.

     Annual incentive bonuses are awarded as a percentage of each officer’s annual base salary, with an individual annual bonus target percentage established for each individual executive officer. The program is designed to provide a payout at the target level when the applicable performance objectives are achieved, with either no payout or payout at a reduced level when those objectives are not achieved or are achieved below target level and with a maximum bonus opportunity equal to two-times the amount of the target payout. The target-level and maximum bonus opportunities for each of the named executive officers for 2007 are set forth on the Grants of Plan-Based Awards table. In order to ensure that the bonus amounts are truly reflective of performance during the year, the compensation committee has the discretion to make appropriate adjustments in the application of the BPF to address situations in which the occurrence of unusual events during the course of the year has a significant impact on the application of the BPF and where the BPF would, if unadjusted, fail to accurately reflect company performance.
     For 2007, 70% of the annual incentive bonus for our executive officers was determined based upon the Company’s performance against two BPF objectives. Specifically 50% of the 2007 bonus was based upon the Company’s ability to meet a pre-determined cash-flow objective as evidenced by the Company’s year-end cash balance and 20% of the bonus was based upon the Company’s ability to meet a pre-determined earnings target. The remaining portion of an individual officer’s bonus was based upon the subjective assessment of the individual officer’s performance as reflected in the SPF rating. The SPF rating for each executive officer resulted from an assessment of each executive’s individual performance during the year including an assessment of the executive’s performance against individual performance objectives within the executive’s area of responsibility designed to support the financial or operational performance or other strategic objectives of the business. The specific performance targets established with respect to each of the BPF measures of Company performance were designed such that achievement of a BPF factor of 1.0 represented a significant management challenge and the target performance associated with achievement of that rating would reflect substantial improvement in Company performance with respect to this measure as compared to 2006. Company performance that exceeded this target would be reflected by a BPF factor above 1.0, with the maximum BPF factor of 2.0 designed to reflect a level of performance that the management team would have substantial difficulty achieving. The cash-flow target for 2007 would have been achieved (and a corresponding BPF rating of 1.0 would have been assigned for this measure) if the Company achieved a positive cash balance net of any outstanding borrowings under its revolving credit facility at year end. The earnings target would have been achieved (and a corresponding BPF rating of 1.0 would have been assigned for this measure) if the Company achieved $100M of EBIT in 2007. As a result of the Company’s performance against each of the designated objectives, the BPF for 2007 was determined to be 1.5 with respect to the cash-flow measure and 1.27 with respect to the earnings measure.
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
     Equity-based awards are not awarded to executives on an annual basis, but rather have been granted to our executive officers from time to time, when, in the opinion of the compensation committee, existing outstanding awards were insufficient to properly support these objectives. To that end, in 2006, we adopted the Vought Aircraft Industries, Inc. 2006 Incentive Award Plan (the “2006 Incentive Plan”). In conjunction with the adoption of the 2006 Incentive Plan, during 2006 we awarded to certain executives, including those named executive officers who were serving in their roles during 2006, a combination of SARs and RSUs. In general, those awards were granted at a ratio of approximately 3.5 SARs for every 1 RSU (before taking into consideration then-outstanding equity awards). This ratio was selected in order to ensure that a significant portion of the potential value of the grant was dependent upon an increase in the value of the Company (reflected by the SAR component), thereby aligning the equity awards with the long-term interest of Company shareholders, while a smaller component of the award provided compensation in the form of full-value share grants (the RSU component) to more greatly reward current performance subject to continued performance.

     Subsequent to the adoption of the 2006 Incentive Plan, individual equity awards have been made from time to time in conjunction with a particular executive’s hiring, promotion or significant increase in responsibilities, or to reward unique individual performance achievements. This includes awards granted to those of our executive who were hired during 2007, including Mr. Howe. The amount of any executive’s equity-based award is determined by reference to the executive’s responsibilities and the executive’s potential for contributing to the success of the Company, and the amount of any outstanding awards previously granted to the individual. In order to further align these incentives with the Company’s near-term financial performance, the SARs awarded in 2007, which are scheduled to vest on December 31, 2012 are subject to accelerated vesting in four equal annual installments in the event that we achieve certain financial objectives, the attainment of which is challenging but we believe is reasonably achievable. The RSUs are scheduled to vest in four equal annual installments based upon our attainment of the same performance objectives applicable to the SARs. In order to provide an appropriate retention incentive, both the SAR and RSU awards are subject to forfeiture in the event of an employee’s voluntary termination or termination for cause prior to exercise of the SARs or payment of the shares.
     In addition, Mr. Howe’s employment agreement provided that we would work with Mr. Howe to develop a compensation package, subject to the approval of the Compensation Committee, designed to compensate him for pension benefits forfeited by Mr. Howe as the result of his termination of employment with his prior employer. In satisfaction of that obligation, Mr. Howe was granted an award of 113,766 RSUs which will become fully vested upon the first to occur of December 3, 2012 or a change of control of the Company (as defined in the Plan). This award is subject to forfeiture in the event that Mr. Howe should voluntarily terminate his employment or be terminated for cause (as defined in his employment agreement) prior to the vesting of the award.
     As previously reported, in early 2007, Mr. Davis received an award of 22,400 SARs and 6,400 RSUs as the result of his achievement in late 2006 of certain specified business objectives within the scope of his then-assigned responsibilities.
     Awards under our equity plans are typically granted at regularly scheduled meetings of the compensation committee (or, in the case of grants made to Directors, regularly scheduled meetings of the Board of Directors), or in conjunction with the hiring of new executives. We do not grant discounted options or SARs; rather, all option and SAR awards are granted with exercise prices at no less than the fair market value of the underlying shares at the time of the grant. The exercise price for SARs granted in 2007 was based upon an independent, third party appraisal of the fair market value of our common stock, which was obtained specifically for that purpose.
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

     We also provide our executive officers with customary benefits, such as 401(k), medical, dental, life insurance and disability coverage under the same benefit plans and under the same terms and conditions applicable generally to most of our non-represented employees. Like most of our non-represented employees, executive officers that were hired prior to October 10, 2005 also participate in our defined benefit retirement plans, on the same terms and conditions as other non-represented employees. Like other participants in those plans, those executive officers who participated in those plans, but who had attained fewer than 16 years of seniority under the plans as of December 31, 2007, ceased to accrue benefits under the defined benefit plans effective December 31, 2007. Executives participating in our tax-qualified defined benefit retirement plan also participated during 2007 in our non-qualified defined benefit plan which, when combined with benefits payable under the qualified plan, is designed to provide our executives with a benefit that is, in the aggregate, substantially equal to the amounts that would have been payable under the qualified plan in the absence of applicable IRS limits regarding the compensation that may be covered under the qualified plan or the maximum benefits payable under the qualified plan. The accruals of benefits under that non-qualified plan were frozen as of December 31, 2007 for all plan participants, including those executive officers who participated in the plan during 2007. Like most other similarly situated, non-represented employees, executive officers who are not eligible to accrue benefits under our defined benefit plans receive an additional defined contribution benefit contributed to our Savings and Investment Plan in an amount equal to 3% of eligible compensation in lieu of participation in the defined benefit plans.
Severance Arrangements.
     In order to help secure the focus of certain of our executive officers on their assigned duties, the Company has entered into employment agreements with each of Mr. Doty, Mr. Howe, Mr. Davis and Mr. Orzel. These agreements each provide for the payment of severance in the event that such executive’s employment is terminated by the Company without “cause” or the executive resigns for “good reason,” as those terms are defined in the respective agreements. Each executive’s severance consists of one year’s base salary and one year’s medical insurance premiums for the executive and his spouse and dependents. Those agreements currently extend through December 31, 2008 in the case of Mr. Doty and Mr. Howe and October 31, 2009 in the case of Mr. Davis and Mr. Orzel. Each of these agreements is subject to automatic annual extension for successive one-year periods unless timely notice of non-renewal is provided. In order to further protect the Company’s interest, each agreement also includes certain non-competition and non-solicitation provisions, applicable for a period of twelve months following the termination of employment.
Effect of a Change in Control.
     The Company does not have in place any change of control agreements covering its executive officers, nor do the employment arrangements for any executive officers provide for any additional benefits in connection with the occurrence of a change in control. The 2006 Incentive Award Plan provides that, if a change in control occurs and a participant’s SAR and RSU awards do not remain outstanding and are not converted, assumed, or replaced by a successor entity, then immediately prior to the change in control, such awards outstanding under the plan shall become fully exercisable and all forfeiture restrictions on such awards shall lapse. The Company included this acceleration provision to ensure that executive’s awards, which comprise a significant component of their compensation and constitute a material inducement for such executives to remain employed by the Company, would entitle the executives to an equitable payment or substitution in the event such awards were no longer available following the occurrence of a corporate transaction.
     In 2000, the Company adopted a deferred compensation plan in order to permit then-current executives to make a one-time deferral of certain retention bonuses payable to those executives upon their completion of a one-year retention period. No other deferrals have been made pursuant to the plan since 2000. The terms of each participant’s deferral provided that amounts deferred would be payable upon the occurrence of a change in control of the Company as defined therein. We have only one current executive officer who is a participant in the deferred compensation plan and his account balances under the plan is included in “Deferred Compensation” Table.

Summary Compensation Table
          The table below shows the before-tax compensation for all individuals who served as the Company’s Chief Executive Officer or Principal Financial Officer during 2007 as well as the next three highest compensated executive officers. These individuals are sometimes referred to as the named executive officers. The table also includes one individual who served as our Interim Principal Office until January 16, 2007.

	Annual Compensation			Long-term Compensation
						Non-Equity
				Restricted	Stock	Plan Incentive	Change in	All other
			Bonus	Stock	Options	Compensation	Pension	Compensation	Total
Name and Principal Position	Year	Salary	(2)	Units (3)	(4)	(5)	Value (6)	(7)	Compensation
Elmer Doty	2007	$564,967	—	$680,516	$325,677	$738,599	N/A	$74,301	$2,384,060
President, Chief Executive
Officer and Director	2006	448,105	—	113,419	625,302	985,063	N/A	600,359	2,772,248
Keith Howe	2007	305,000	200,000	231,917	217,490	319,688	N/A	82,880	1,356,975
Executive Vice President President and Chief Financial Office Officer
Wendy Hargus	2007	205,612	—	47,466	32,468	114,756	N/A	16,229	416,531
Treasurer and Interim	2006	200,044	—	91,416	62,530	155,234	N/A	8,954	518,178
Principal Financial Officer (1)
Steve Davis	2007	244,163	—	49,505	95,868	200,781	335,174	11,183	936,674
Vice President, Commercial	2006	209,642	—	29,253	58,154	244,472	107,594	9,555	658,670
Aerostructures
Dennis Orzel	2007	269,855	—	47,466	90,909	193,709	N/A	234,341	836,280
Vice President, Integrated	2006	101,160	50,000	91,416	175,084	148,174	N/A	15,618	581,452
Aerosystems
Tom Stubbins	2007	187,725	—	35,600	61,186	98,122	307,394	11,635	701,662
Vice President, Human Resources	2006	170,040	—	68,562	115,156	131,951	53,582	12,725	552,016

(1)	Ms. Hargus served as the Company’s Interim Principal Financial Officer prior to the employment of Mr. Howe on January 16, 2007.

(2)	The amount in this column with respect to Mr. Howe consists of a bonus in the amount of $200,000 paid to Mr. Howe at the time of his commencement of employment in accordance with the terms of his employment agreement.

The amount in this column with respect to Mr. Orzel consists of a bonus in the amount of $50,000 paid to Mr. Orzel at the time of his commencement of employment in 2006.

(3)	The amounts in this column reflect amounts recognized for financial statement reporting purposes for the years ended December 31, 2007 and 2006 in accordance with FAS 123R for restricted stock units. The assumptions used in calculating these amounts are set forth in Note 17 to our Consolidated Financial Statements in Item 8. The RSUs awarded to Hargus, Davis, Orzel and Stubbins and 25,000 of the RSUs awarded to Mr. Howe in 2007 are eligible to vest in four equal annual installments based upon the Company’s ability to achieve certain specified financial objectives. In the event that these performance objectives are not achieved, the shares associated with that installment will be forfeited. Once vested, such units are eligible to be paid upon the first to occur of: (i) a change in control (as defined); (ii) January 2, 2014; or (iii) the participant’s termination due to death or disability. These awards are subject to forfeiture in the event of an employee’s voluntary termination or termination for cause (as defined) prior to payment. The RSUs awarded to Mr. Doty in 2006 will become fully vested upon the first to occur of: May 25, 2009 or a change of control of the Company (as defined), and are subject to forfeiture in the event Mr. Doty should voluntarily terminate his employment or be terminated for cause (as defined) prior to the vesting of the award. 113,766 of the RSUs awarded to Mr. Howe in 2007 will become fully vested on the first to occur of December 3, 2012 or a change of control of the Company (as defined), and are subject to forfeiture in the event Mr. Howe should voluntarily terminate his employment or be terminated for cause (as defined) prior to the vesting of the award.

(4)	The amounts in this column reflect amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006 in accordance with FAS 123(R) for stock appreciation rights and stock options. The assumptions used in calculating these amounts are set forth in Note 17 to our Consolidated Financial Statements included in Item 8 of this annual report. In general, the SARs are scheduled to vest on December 31, 2012, and are subject to accelerated vesting, in four equal annual installments, in the event that certain Company performance objectives are met. All awards are subject to forfeiture in the event of an employee’s voluntary termination or termination for cause (as defined) prior to exercise.

(5)	The amounts in this column represent the annual incentive bonus paid to executives for the year.

(6)	The amounts in this column reflect the actuarial increase in present value of the executive officer’s benefits under our qualified and non-qualified defined benefit plans determined using interest rate and mortality rate assumptions consistent with those used in our consolidated financial statements. Mr. Doty, Mr. Howe, Ms. Hargus and Mr. Orzel do not participate in the plans as they were each hired after October 10, 2005 when the plans were closed to new participants.

(7)	The amounts in this column include all other compensation as detailed in the table “All Other Compensation” below.

All Other Compensation Table

			Executive
		Financial	Relocation	Contribution to		Total Other
	Year	Planning	(1)	Savings Plan (2)	Other (3)	Compensation
Elmer Doty	2007	$14,682	$31,709	$15,750	$12,160	$74,301
	2006	15,228	526,475	9,600	49,056	600,359
Keith Howe	2007	6,200	43,110	11,781	21,789	82,880
Wendy Hargus	2007	—	—	15,732	497	16,229
	2006	—	—	8,424	530	8,954
Steve Davis	2007	—	—	8,031	3,152	11,183
	2006	—	—	3,000	6,555	9,555
Dennis Orzel	2007	675	148,827	11,250	73,589	234,341
	2006	—	7,762	4,451	3,405	15,618
Tom Stubbins	2007	300	—	8,980	2,355	11,635
	2006	345	—	3,000	9,380	12,725

(1)	For the year ended December 31, 2007, the amount in this column for Mr. Doty is comprised of temporary living expenses and transportation totaling $31,709. For the year ended December 31, 2006, the amount in this column for Mr. Doty includes three lump sum payments in the amounts of $175,000, $175,000, and $100,000 which were payable to Mr. Doty during the course of 2006 pursuant to the terms of his employment agreement. In addition, Mr. Doty was provided with temporary living expenses and transportation totaling $76,475. These amounts were provided pursuant to the terms of our employment agreement with Mr. Doty in connection with Mr. Doty’s relocation to Texas.

For the year ended December 31, 2007, the amount in this column for Mr. Howe consists of temporary living expenses and transportation totaling $43,110. These amounts were provided pursuant to the terms of our employment agreement with Mr. Howe in connection with Mr. Howe’s relocation to Texas.

For the year ended December 31, 2007, the amount in this column for Mr. Orzel consists of temporary living expenses and transportation totaling $148,827. For the year ended December 31, 2006, the amount in this column consisted of temporary living expenses and transportation totaling $7,762. These amounts were provided in connection with Mr. Orzel’s relocation to Texas.

(2)	The amounts included for Mr. Doty, Mr. Howe, Ms. Hargus and Mr. Orzel include contributions made to the savings plan in lieu of their participation in our defined benefit plan.

(3)	For the year ended December 31, 2007, this column includes $757 personal liability umbrella and $11,403 tax gross up of temporary living and transportation expense payments with respect to Mr. Doty. For the year ended December 31, 2006, this column includes the following elements of compensation with respect to Mr. Doty: $716 personal liability umbrella, $42,694 tax gross up of temporary living and transportation expenses payments and $2,054 executive physical. In addition, this column includes the following amounts for previously offered elements discontinued during the course of 2006: $2,154 car allowance, $772 supplemental health care premium, and $666 supplemental accidental death and dismemberment premium.

For the year ended December 31, 2007, this column includes the following elements of compensation with respect to Mr. Howe: $491 personal liability umbrella, $12,953 tax gross up of temporary living and transportation expenses payments and $8,345 executive physical.

For the year ended December 31, 2007, this column includes $497 personal liability umbrella with respect to Ms. Hargus. For the year ended December 31, 2006, this column includes $530 personal liability umbrella with respect to Ms. Hargus.

For the year ended December 31, 2007, this column includes the following elements of compensation with respect to Mr. Davis: $757 personal liability umbrella and $2,395 executive physical. For the year ended December 31, 2006, this column includes the following elements of compensation with respect to Mr. Davis: $783 personal liability umbrella. In addition, this column includes the following amounts for previously offered elements discontinued during the course of 2006: $3,524 car allowance, $772 supplemental health care premium, and $666 supplemental accidental death and dismemberment premium and $810 organizational dues.

For the year ended December 31, 2007, this column includes the following elements of compensation with respect to Mr. Orzel: $757 personal liability umbrella and $72,832 tax gross up of temporary living and transportation expenses payments. For the year ended December 31, 2006, this column includes the following elements of compensation with respect to Mr. Orzel: $300 payment resulting from his election to opt out of certain employee benefits, $313 personal liability umbrella and $2,792 tax gross up of certain transportation and temporary living expenses.

For the year ended December 31, 2007, this column includes the following elements of compensation with respect to Mr. Stubbins: $757 personal liability umbrella and $1,598 executive physical. For the year ended December 31, 2006, this column includes the following elements of compensation with respect to Mr. Stubbins: $783 personal liability umbrella and $2,144 executive physical. In addition, this column includes the following amounts for previously offered elements discontinued during the course of 2006: $3,520 car allowance, $772 supplemental health care premium, and $666 supplemental accidental death and dismemberment premium and $1,495 organizational dues.

Grants of Plan-Based Awards
          The table below details the grants of plan based awards made to our named executive officers in 2007.

		Estimated Future Payout Under			Estimated Payout			Fair Value
		Non-Equity Plan Award (1)			Under Equity	All Other	Exercise Price	on
	Grant	Threshold	Target	Maximum	Award Plan	Stock	of SAR Awards	Grant Date
Name	Date	[ $ ]	[ $ ]	[ $ ]	[ # ]	[ # ]	[ $ ]	[ $ ]
Elmer Doty Incentive Bonus	2/8/2007	—	566,410	1,132,820	—	—	—	—
Keith Howe Incentive Bonus	2/8/2007	—	234,375	468,750	—	—	—	—
SARs	2/8/2007	—	—	—	87,500	—	10.00	418,250
RSUs	2/8/2007	—	—	—	25,000	—	—	219,750
RSUs	5/3/2007	—	—	—	113,766	—	—	1,000,003
Wendy Hargus Incentive Bonus	2/8/2007	—	82,322	164,644	—	—	—	—
Steve Davis Incentive Bonus	2/8/2007	—	132,660	265,320	—	—	—	—
SARs	2/8/2007	—	—	—	22,400	—	10.00	104,608
RSUs	2/8/2007	—	—	—	6,400	—	—	56,256
Dennis Orzel Incentive Bonus	2/8/2007	—	148,550	297,100	—	—	—	—
Tom Stubbins Incentive Bonus	2/8/2007	—	75,247	150,494	—	—	—	—

(1)	The amounts in these columns represent the target and maximum bonuses for which each of the named executives were eligible under our annual incentive program. Executives are not entitled to a minimum payout under the program. The actual amounts awarded to the named executives are reflected in the “Non-Equity Plan Incentive Compensation” column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End
          The table below details the unexercised stock options and SARS and unvested RSU grants for each of our named executive officers.

	Option Awards				Stock Awards
						Equity Incentive
						Plan Awards:
					Equity Incentive	Market or
	Number of	Number of			Plan Awards:	Payout
	Securities	Securities			Number of	Value of
	Underlying	Underlying			Unearned	Unearned
	Unexercised	Unexercised	Options/SARs		Shares, Units or	Shares, Units or
	Options/SARs	Options/SARs	Exercise	Options/SARs	Other Rights	Other Rights
	Exercisable	Unexercisable	Price	Expiration	Not Vested	Not Vested
Name	[ # ]	[ # ]	[ $ ]	Date	[ # ]	[ $ ]
Elmer Doty	125,000	125,000	$10.00	11/02/16	200,000	$4,770,000
Keith Howe	21,875	65,625	10.00	02/08/17	18,750	447,188
	—	—	—	—	113,176	2,699,248
Wendy Hargus	45,000	—	10.00	12/30/15	—	—
	12,500	12,500	10.00	11/02/16	10,000	238,500
Steve Davis	25,800	4,200	10.00	03/21/11	—	—
	25,800	4,200	10.00	08/08/11	—	—
	1,000	—	10.00	07/29/12	—	—
	11,200	11,200	10.00	11/02/16	3,200	76,320
	11,200	11,200	10.00	02/08/17	3,200	76,320
Dennis Orzel	35,000	35,000	10.00	11/02/16	10,000	238,500
Tom Stubbins	4,300	700	10.00	03/21/11	—	—
	500	—	10.00	07/29/12	—	—
	10,400	5,600	32.33	04/26/14	—	—
	22,700	22,700	10.00	11/02/16	7,500	178,875
Stock Option Exercise and Fiscal Year End Values
          No stock options or stock appreciation rights were exercised during the year ended December 31, 2007.

Pension Benefits
          The following table details the accrued benefits for each of our named executive officers that participate in our defined benefit plans.

			Present
		Years	Value of	Payments
	Plan	Credited	Accumulated	in
Name	Name	Service	Benefits	2007
Steve Davis	Retirement Plan	27.9682	1,020,112	—
	Excess Plans	27.9682	1,165,294	—
Tom Stubbins	Retirement Plan	27.6000	946,568	—
	Excess Plans	27.6000	221,481	—
          The values reflected in the “Present Value of Accumulated Benefits” column of the Pension Benefits Table are equal to the actuarial present value of each officer’s accrued benefit under the applicable plan as of December 31, 2006 using the same actuarial factors and assumptions used for financial statement reporting purposes, except that retirement age is assumed to be the earliest age at which an officer is eligible for an unreduced benefit under the applicable plan. These assumptions are described in Note 14 to our Consolidated Financial Statements included in Item 8 of this annual report.
          Employees hired on or after October 10, 2005, including Mr. Doty, Mr. Howe, Ms. Hargus and Mr. Orzel, do not participate in the plans. In lieu of participation in the plans, those officers each receive a defined contribution equal to 3% of eligible compensation made to their account in our Savings and Investment Plan. Those contribution amounts are reflected in the “Other Compensation” column of the Summary Compensation Table.
          On September 26, 2007, we announced that the accrual of benefits under these plans will be frozen as of December 31, 2007 for all participants who, as of that date, had accumulated fewer than 16 years of credited service under the plans. Following that date, all executive officers who are no longer eligible to accrue a benefit under the plans will receive the above-described defined contribution benefit.
          A benefit payable under the Vought Aircraft Industries, Inc. Retirement Plan (the “Retirement Plan”) is, in general, a function of the participant’s average eligible compensation for the highest three years out of the most recent consecutive ten years of service (“Average Annual Compensation”) and the participant’s years of credited benefit service under the plan. Eligible compensation for the purpose of the plan generally includes base salary as well as annual incentive compensation. The current plan formula provides for an accrual rate of 1.5% of the participant’s Average Annual Compensation with a reduced accrual rate of 1% for Average Annual Compensation below 50% of the Social Security taxable wage base. Benefits accrued under certain prior plan formulas are subject to offsets, including offsets for Social Security benefits. Retirement benefits are limited to 50% of Average Annual Compensation, unless a greater benefit was accrued as of January 1, 1995. Benefits under the Retirement Plan may be supplemented by benefits under one of two non-qualified defined benefit plans maintained by the Company: the Vought Aircraft Industries, Inc. ERISA 1 Excess Plan and the Vought Aircraft Industries, Inc. ERISA 2 Excess Plan (collectively, the “Excess Plans”). The Excess Plans are designed to provide a benefit which, when combined with the amounts payable under the Retirement Plan, is substantially equal to the amount that otherwise would have been payable under the Retirement Plan in the absence of the IRS limits regarding the compensation that may be covered by the Retirement Plan or the maximum benefits payable thereunder. Benefit accruals for all participants under the Excess Plans, including those executive officers who participated in the plans during 2007, were frozen as of December 31, 2007.

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
          Mr. Stubbins is the only current named executive officer eligible for an early retirement under the plans and Mr. Davis is eligible, as of December 31, 2007, to commence an early retirement as early as age 55 if his employment is terminated as the result of a lay-off.
Deferred Compensation
          The following table details the outstanding account balances for our named executive officers under our deferred compensation plan and aggregate earnings on those amounts in 2007. The plan was established in 2000 to permit a one-time deferral by then-current executive officers of a retention bonus payable to those executives following the completion of a one-year retention period. The balances in each individual’s account are credited with earnings or losses as if such amounts were invested in our common stock. Balances under the plan are payable upon the occurrence of a change in control as defined in the plan. We have one named executive officer who participates in the plan.

	Executive	Registrants	Aggregate	Aggregate	Aggregate
	contributions	contributions	earnings	withdrawal/	balance
	in last FY	in last FY	in last FY	distributions	at last FY
Name	[ $ ]	[ $ ]	[ $ ]	[ $ ]	[ $ ]
Steve Davis	$—	$—	$240,749	$—	$381,266

Compensation of Directors
          The following table details the fees paid to our board of directors for the period ending December 31, 2007.

		Stock	Total
Name	Fees	Awards	Compensation
Peter Clare	$—	$—	$—
David Cush (1)	—	37,500	37,500
Allan Holt	—	—	—
John Jumper	37,500	12,500	50,000
Ian Massey	25,000	25,000	50,000
Adam Palmer	—	—	—
Dan Schrage	25,000	25,000	50,000
David Squier	—	50,000	50,000
Sam White	—	50,000	50,000

(1)	Mr. Cush was elected to the board of directors on May 11, 2007.
          For 2007, the outside directors, Ian Massey, Sam White, David Squier, John Jumper, David Cush and Dan Schrage were each eligible to receive compensation of $12,500 per calendar quarter of service on the board, with such compensation provided in the form of cash or restricted stock at the election of the director. We use the term outside directors to refer to directors who are not currently officers of Vought or Carlyle. All of the directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings and other work associated with their service on the Board of Directors. We do not maintain medical, dental or retirement benefits plans for these directors. The remaining directors, Allan Holt, Adam Palmer, Peter Clare and Elmer Doty, are employed by Carlyle or the Company, and are not separately compensated for their service as directors, but will be reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings and other work associated with their service on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information as of February 25, 2008, with respect to the beneficial ownership of our capital stock by:
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
     The address of each of the directors and executive officers listed below is c/o Vought Aircraft Industries, Inc., 9314 West Jefferson Boulevard M/S 49R-06, Dallas, Texas 75211

	Beneficial Ownership of
	Vought Aircraft Industries, Inc.
		Percentage of
		Outstanding
Name of Beneficial Owner	Number of Shares	Capital Stock
TCG Holdings, L.L.C. (1)	24,197,870	97.7%
Peter Clare	—	*
David Cush	6,362	*
Allan Holt	—	*
John Jumper	2,620	*
Ian Massey (2)	16,292	*
Adam Palmer	—	*
Dan Schrage	5,094	*
David Squier (3)	20,784	*
Sam White (4)	16,784	*
Elmer Doty (5)	84,940	*
Steve Davis (6)	73,601	*
Wendy Hargus (7)	52,259	*
Keith Howe (8)	12,704	*
Dennis Orzel (9)	20,325	*
Tom Stubbins (10)	28,383	*
All directors and executive officers as a group (16 persons) (11)	308,836	1.25%

*	Denotes less than 1.0% beneficial ownership.

(1)	Includes 2,113,524 shares held by Carlyle Partners II, L.P., a Delaware limited partnership, 16,158,770 shares held by Carlyle Partners III, L.P., a Delaware limited partnership, 1,780,100 shares held by Carlyle International Partners II, L.P., a Cayman Islands limited partnership, 95,738 shares held by Carlyle International Partners III, L.P., a Cayman Islands limited partnership, 494,730 shares held by CP III Coinvestment, L.P., a Delaware limited partnership, 96,334 shares held by Carlyle Partners SBC II, L.P., a Delaware limited partnership, 401,371 shares held by C/S International Partners, a Cayman Islands general partnership, 821,152 shares held by Florida State Board of Administration, 2,052 shares held by Carlyle Investment Group, L.P., a Delaware limited partnership, 114,709 shares held by Carlyle-Contour Partners, L.P., a Delaware limited partnership, 26,405 shares held by Carlyle-Contour International Partners, L.P., a Cayman Islands limited partnership, 659,948 shares held by Carlyle-Aerostructures Partners, L.P., a Delaware limited partnership, 505,511 shares held by Carlyle-Aerostructures Partners II, L.P., a Delaware limited partnership, 261,992 shares held by Carlyle-Aerostructures International Partners, L.P., a Cayman Islands limited partnership, 65,534 shares held by Carlyle-Aerostructures Management, L.P., a Delaware limited partnership and 600,000 shares held by Carlyle High Yield Partners, L.P., a Delaware limited partnership (collectively, the “Investment Partnerships”). TC Group, L.L.C. is the sole member of TCG High Yield Holdings, L.L.C., which is the sole member of TCG High Yield, L.L.C., the sole general partner of Carlyle High Yield Partners, L.P. TC Group, L.L.C. is also the sole member of TC Group II, L.L.C., which is the sole general partner of Carlyle Partners II, L.P. and Carlyle Partners SBC II, L.P. and the general partner of Carlyle International Partners II, L.P., Carlyle International Partners III, L.P. and C/S International Partners. TC Group, L.L.C. also serves as the managing member of the investment manager for the Florida State Board of Administration and as the general partner for the remaining Investment Partnerships other than Carlyle Partners III, L.P. and CP III Coinvestment, L.P. TCG Holdings, L.L.C., a Delaware limited liability company, is the sole managing member of TC Group, L.L.C., and, in such capacity, exercises investment discretion and control of the shares beneficially owned by Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., Carlyle SBC Partners II, L.P., C/S International Partners, Florida State Board of Administration, Carlyle Investment Group, L.P., Carlyle-Contour Partners, L.P., Carlyle-Contour International Partners, L.P., Carlyle-Aerostructures Partners, L.P., Carlyle-Aerostructures Partners II, L.P., Carlyle-Aerostructures International Partners, L.P., Carlyle-Aerostructures Management, L.P. and Carlyle High Yield Partners, L.P. TCG Holdings, L.L.C. is managed by a three-person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. The members of the managing board are William E. Conway, Jr., Daniel A. D'Aniello and David M. Rubenstein, all of whom disclaim beneficial ownership of these shares. TC Group Investment Holdings, L.P. is the sole member of TC Group III, L.L.C., which is the sole general partner of TC Group III, L.P., which is the sole general partner of Carlyle Partners III, L.P. and CP III Coinvestment, L.P. TCG Holdings II, L.P. is the sole general partner of TC Group Investment Holdings, L.P. and DBD Investors V, L.L.C. is the sole general partner of TCG Holdings II, L.P. and, in such capacity, exercises investment discretion and control of the shares beneficially owned by Carlyle Partners III, L.P. and CP III Coinvestment, L.P. DBD Investors V, L.L.C. is managed by a three-person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. The members of the managing board are William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein, all of whom disclaim beneficial ownership of these shares.

(2)	Includes 5,000 shares under stock options that are exercisable within 60 days of March 18, 2008.

(3)	Includes 5,000 shares under stock options that are exercisable within 60 days of March 18, 2008.

(4)	Includes 5,000 shares under stock options that are exercisable within 60 days of March 18, 2008.

(5)	Includes 72,590 shares under SARs that are exercisable within 60 days of March 18, 2008.

(6)	Includes 52,600 shares under stock options and 13,008 shares under SARS that are exercisable within 60 days of March 18, 2008.

(7)	Includes 45,000 shares under stock options and 7,259 shares under SARs that are exercisable within 60 days of March 18, 2008.

(8)	Includes 12,704 shares under SARs that are exercisable within 60 days of March 18, 2008.

(9)	Includes 20,325 shares under SARs that are exercisable within 60 days of March 18, 2008.

(10)	Includes 15,200 shares under stock options and 13,183 shares under SARs that are exercisable within 60 days of March 18, 2008.

(11)	Includes 87,600 shares under stock options and 145,457 shares under SARs that are exercisable within 60 days of March 18, 2008.

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
     Carlyle Partners III, L.P. (“CPIII”) and affiliates owned approximately 90% of Vought on a fully diluted basis and Carlyle Partners II, L.P. (“CPII”) and affiliates owned approximately 96% of Aerostructures on a fully diluted basis when Vought and Aerostructures entered into the agreement and plan of merger. Both CPIII and CPII are affiliates of TC Group, L.L.C. which generally does business under the name of The Carlyle Group. Subsequent to the consummation of the transactions associated with the Aerostructures acquisition, private equity investment funds affiliated with The Carlyle Group own approximately 90% of our fully diluted equity and, therefore, The Carlyle Group has the power, subject to certain exceptions, to control our affairs and policies. They also control the election of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.
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
Certain Related Party Transactions
     As previously disclosed in Exhibit 10.2 of Form 8-K filed U.S. Securities and Exchange Commission on February 6, 2006, upon the retirement in the first quarter of 2006 of Tom Risley (“Mr. Risley”), our former Chief Executive Officer, we entered into a consulting agreement with Mr. Risley for a minimum fee of $36,000 plus expenses, with a total payout plus expenses not to exceed $200,000. The total fees and expense incurred under that agreement were $43,800 through the expiration of that agreement on February 28, 2007.
     Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to arm’s-length, long-term contracts. The most recent of these agreements was entered into on December 19, 2007 in connection with the expiration of one of our pre-existing long-term contracts with Wesco, and following a competitive re-procurement of that work package. On September 29, 2006, The Carlyle Group (which is our controlling stockholder) acquired a majority stake in Wesco, and as a result, Wesco and we are now under common control of The Carlyle Group through its affiliated funds. In addition, three of our Directors, Messrs. Squier, Clare and Palmer, also serve on the board of directors of Wesco.

The Carlyle Group will indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the year ended December 31, 2007, was approximately $16.9 million.
     Indebtedness of Management. We adopted an Employee Stock Purchase Plan, which provides certain employees and independent directors the opportunity to purchase shares of our stock at its estimated fair value. Certain employee stock purchases are eligible for financing by the Company through stockholder notes. On October 24, 2000, 227,605 shares were sold for notes at a price of $10 per share, with such purchases financed through the issuance of certain promissory notes. Those stockholder loans, including interest at 6.09%, were scheduled to become payable after 7 years, or upon specified events occurring. During 2001, 5,000 shares were sold for notes at a price of $10 per Share. All amounts outstanding under the notes as of December 31, 2006 were paid in full in accordance with their terms during 2007.
Relationships
     None.

Item 14. Principal Accountant Fees and Services

	Fiscal Year Ended
	December 31,
	2007	2006
	($ in thousands)
Audit Fees	2,064.6	1,205.4
Audit-related fees (1)	294.1	260.6
Tax fees (2)	111.5	103.9
All Other Fees	—	—

Total (3)	$2,470.2	$1,569.9

(1)	Related primarily to audits of employee benefit plans and accounting consultations.

(2)	Related primarily to tax compliance, tax advice and tax planning.

(3)	Of the fees listed above approved by the Audit Committee, none were approved based on waiver of pre-approval under Rule 2-01(c)(7)(i)(c).
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
     The Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve audit and permissible non-audit services provided by the independent auditor.
     In connection with the engagement of the independent auditor for the 2007 fiscal year, the Audit Committee pre-approved the services listed below by category of service, including the pre-approval of fee limits. The Audit Committee’s pre-approval process by category of service also includes a review of specific services to be performed and fees expected to be incurred within each category of service. The term of any pre-approval is 12 months from the date of the pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee must separately approve fees for any of the above services that will exceed the pre-approval fee limits. During fiscal 2006, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires separate pre-approval before engaging the independent auditor.
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
(b) Exhibits

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated as of June 9, 2000, by and between Northrop Grumman Corporation and Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”). Incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.2	Agreement and Plan of Merger, dated as of May 12, 2003, by and among Vought Aircraft Industries Inc., TA Acquisition Holdings, Inc. and The Aerostructures Corporation. Incorporated by reference from Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.3	Contribution Agreement, dated as of January 1, 2004, between The Aerostructures Corporation and Contour Aerospace Corporation. Incorporated by reference from Exhibit 2.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.4	Certificate of Ownership and Merger, dated as of January 1, 2004, merging The Aerostructures Corporation with and into Vought Aircraft Industries, Inc. Incorporated by reference from Exhibit 2.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.1	Certificate of Incorporation of Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”), dated May 26, 2000. Incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.2	Certificate of Amendment to the Certificate of Incorporation of Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”), dated June 14, 2000. Incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.3	Certificate of Ownership and Merger merging VAC Holdings II, Inc. into Vought Aircraft Industries, Inc., dated August 13, 2001. Incorporated by reference from Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.4	Certificate of Incorporation of VAC Industries, Inc., dated July 7, 1992. Incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.5	Certificate of Incorporation of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”), dated February 26, 1996. Incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

Exhibit
No.	Description of Exhibit
3.6	Certificate of Amendment to the Certificate of Incorporation of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”), dated January 16, 2001. Incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.7	Certificate of Incorporation of Contour Aerospace Corporation, dated December 4, 2003. Incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.8	By-laws of Vought Aircraft Industries, Inc. Incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.9	By-laws of VAC Industries, Inc. Incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.10	By-laws of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”). Incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.11	By-laws of Contour Aerospace Corporation. Incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.1	Indenture, dated July 2, 2003, among Vought Aircraft Industries, Inc., as issuer, VAC Industries, Inc., Vought Commercial Aircraft Company and The Aerostructures Corporation, as guarantors, and Wells Fargo Bank Minnesota, National Association, as trustee. Incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.2	Supplemental Indenture, dated December 4, 2003, among Vought Aircraft Industries, Inc., as issuer, VAC Industries, Inc., Vought Commercial Aircraft Company and The Aerostructures Corporation, as guarantors, Contour Aerospace Corporation, as additional guarantor, and Wells Fargo Bank Minnesota, National Association, as trustee. Incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.3	Form of Note (included as Exhibit A to Exhibit 4.1). Incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.4	Form of Notation of Senior Note Relating to Subsidiary Guarantee (included as Exhibit C to Exhibit 4.1). Incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

10.1	Credit Agreement, dated as of December 22, 2004, by and among Vought Aircraft Industries, Inc., as borrower, certain subsidiaries of Vought Aircraft Industries, Inc., as guarantors, certain Financial Institutions, as lenders, Lehman Commercial Paper Inc., in its capacity as administrative agent and in its capacity as collateral agent, JPMorgan Chase Bank, N.A., in its capacity as syndication agent and Goldman Sachs Credit Partners, L.P., as Documentation Agent. (Portions of this exhibit have been redacted in connection with our application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.) Incorporated by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (Registration No. 333-112528), filed with the SEC on March 30, 2005.

Exhibit
No.	Description of Exhibit
10.2	Separation agreement between Vought Aircraft Industries, Inc. and Tom Risley dated January 31, 2006. Incorporated by reference from Exhibit 10.1 to the Registrant’s filing of Form 8-K with the SEC on February 6, 2006.

10.3	Consulting agreement between Vought Aircraft Industries, Inc. and Tom Risley dated January 31, 2006. Incorporated by reference from Exhibit 10.2 to the Registrant’s filing of Form 8-K with the SEC on February 6, 2006.

10.4	Employment agreement between Vought Aircraft Industries, Inc. and Elmer Doty dated March 29, 2006. Incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006.

10.5	Separation agreement between Vought Aircraft Industries, Inc. and Erich Smith dated April 21, 2006. Incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006.

10.6	Separation agreement between Vought Aircraft Industries, Inc. and Vern Broomall dated June 16, 2006. Incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2006.

10.7	Employment agreement between Vought Aircraft Industries, Inc. and Keith Howe dated January 4, 2007. Incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2007.

10.8	Employment agreement between Vought Aircraft Industries, Inc. and Steve Davis dated November 8, 2007. Incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007.

10.9	Employment agreement between Vought Aircraft Industries, Inc. and Dennis Orzel dated November 8, 2007. Incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007.

14.1	Code of Ethics for the Board of Directors, Chief Executive Officer, Chief Financial Officer and Controller. Incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (Registration No. 333-112528), filed with the SEC on March 30, 2005.

21.1	Subsidiaries of the Registrant. Incorporated by reference from Exhibit 21.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.

March 18, 2008	/s/ ELMER DOTY
(Date)	Elmer Doty
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ ELMER DOTY	President, Chief Executive Officer and Director	March 18, 2008
Elmer Doty

/s/ Keith Howe	Vice President and Chief Financial Officer	March 18, 2008
Keith Howe

/s/ WENDY HARGUS	Treasurer and Interim Principal Accounting Officer	March 18, 2008
Wendy Hargus

/s/ Peter Clare	Director	March 18, 2008
Peter Clare

/s/ Allan Holt	Director	March 18, 2008
Allan Holt

/s/ John Jumper	Director	March 18, 2008
John Jumper

/s/ Ian Massey	Director	March 18, 2008
Ian Massey

/s/ Adam Palmer	Director	March 18, 2008
Adam Palmer

/s/ Dan Schrage	Director	March 18, 2008
Dan Schrage

/s/ David Squier	Director	March 18, 2008
David Squier

/s/ Sam White	Director	March 18, 2008
Sam White

/s/ David CUSH	Director	March 18, 2008
David Cush