Form 10-Q
period 2008-03-30
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2008-05-12
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at May 9, 2008 was 24,787,946.

Cautionary Statement Regarding Forward Looking Statements
Some of the statements made in this Quarterly Report on Form 10-Q are forward-looking statements. These forward looking statements are based upon our current expectations and projections about future events. When used in this quarterly report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “may” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this quarterly report are primarily located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this quarterly report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.
Specific factors that might cause actual results to differ from our expectations include, but are not limited to:
•	significant considerations and risks discussed in this report and our 10-K;

•	global and domestic market or business conditions and fluctuations in demand;

•	competition;

•	operating risks and the amounts and timing of revenues and expenses;

•	project delays or cancellations;

•	global and domestic financial market conditions and the results of financing efforts;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States;

•	the effect of and changes in economic conditions in the areas in which we operate;

•
the impact of recent and future federal and state regulatory proceedings and changes, including changes in environmental and other laws and regulations to which we are subject, as well as changes in the application of existing laws and regulations;

•	weather and other natural phenomena;

•	environmental constraints on operations and environmental liabilities arising out of past or present operations;

•	current and future litigation; and

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance.

PART I — FINANCIAL INFORMATION
ITEM 1. INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
($ in millions, except share amounts)

	March 30,
	2008	December 31,
	(unaudited)	2007
Assets
Current assets:
Cash and cash equivalents	$41.4	$75.6
Trade and other receivables	138.4	81.4
Inventories	358.5	362.8
Other current assets	10.8	6.4

Total current assets	549.1	526.2

Property, plant and equipment, net	513.3	507.0
Goodwill	527.7	527.7
Identifiable intangible assets, net	36.5	40.1
Debt origination costs, net and other assets	10.6	11.5
Investment in joint venture	8.0	8.4

Total assets	$1,645.2	$1,620.9

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$177.2	$178.7
Accrued and other liabilities	65.2	74.1
Accrued payroll and employee benefits	43.3	48.2
Accrued post-retirement benefits-current	47.2	47.2
Accrued pension-current	0.7	0.7
Current portion of long-term bank debt	4.0	4.0
Accrued contract liabilities	250.2	230.4

Total current liabilities	587.8	583.3

Long-term liabilities:
Accrued post-retirement benefits	481.1	482.0
Accrued pension	347.1	361.2
Long-term bank debt, net of current portion	409.0	409.0
Long-term bond debt	270.0	270.0
Other non-current liabilities	179.3	181.2

Total liabilities	2,274.3	2,286.7

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,783,756 and 24,768,991 issued and outstanding at March 30, 2008 and December 31, 2007, respectively	0.3	0.3
Additional paid-in capital	418.0	417.4
Shares held in rabbi trust	(1.6)	(1.6)
Accumulated deficit	(566.3)	(595.0)
Accumulated other comprehensive loss	(479.5)	(486.9)

Total stockholders’ equity (deficit)	$(629.1)	$(665.8)

Total liabilities and stockholders’ equity (deficit)	$1,645.2	$1,620.9

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
(unaudited, $ in millions)

	For the Three Months Ended
	March 30,	April 1,
	2008	2007
Revenue	$425.4	$380.7

Costs and expenses

Cost of sales	326.3	292.5
Selling, general and administrative expenses	54.3	54.0

Total costs and expenses	380.6	346.5

Operating income	44.8	34.2

Other income (expense)
Interest income	0.1	1.3
Other loss	—	(0.1)
Equity in loss of joint venture	(0.4)	(0.3)
Interest expense	(15.8)	(15.9)

Income before income taxes	28.7	19.2
Income tax expense	—	—

Net income	$28.7	$19.2

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
(unaudited, $ in millions)

	Three Months Ended
	March 30,	April 1,
	2008	2007
Operating activities
Net income	$28.7	$19.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16.0	15.1
Stock compensation expense	0.6	0.7
Equity in losses of joint venture	0.4	0.3
Loss from asset disposals	0.3	0.4
Changes in current assets and liabilities:
Trade and other receivables	(57.0)	(39.3)
Inventories	4.3	14.1
Other current assets	(4.4)	(3.2)
Accounts payable, trade	(1.5)	(15.0)
Accrued payroll and employee benefits	(4.9)	(9.7)
Accrued and other liabilities	(8.9)	—
Accrued contract liabilities	19.8	50.1
Other assets and liabilities—long-term	(8.6)	(12.9)

Net cash provided by (used in) operating activities	(15.2)	19.8
Investing activities
Capital expenditures	(19.0)	(17.5)
Investment in joint venture	—	(4.5)

Net cash used in investing activities	(19.0)	(22.0)
Financing activities
Proceeds from short-term bank debt	138.0	—
Payments on short-term bank debt	(138.0)	—
Payments on long-term bank debt	—	(1.0)
Payments on capital leases	—	(0.2)

Net cash provided by (used in) financing activities	—	(1.2)

Net decrease in cash and cash equivalents	(34.2)	(3.4)
Cash and cash equivalents at beginning of period	75.6	93.4

Cash and cash equivalents at end of period	$41.4	$90.0

See accompanying notes

Vought Aircraft Industries, Inc.
Notes to the Interim Unaudited Condensed Consolidated Financial Statements
Period Ended March 30, 2008
Note 1 — Organization and Basis of Presentation
     Vought Aircraft Industries, Inc. (“Vought”) and its wholly owned subsidiaries, VAC Industries, Inc., Vought Commercial Aircraft Corporation and Contour Aerospace Corporation (“Contour”) are herein referred to collectively as “we” or the “Company.” We are a leading global manufacturer of aerostructure products for commercial, military and business jet aircraft. We develop and manufacture a wide range of complex aerostructures such as fuselages, wing and tail assemblies, engine nacelles, flight control surfaces as well as helicopter cabins. Our diverse and long-standing customer base consists of the leading aerospace original equipment manufacturers, or OEMs, including Airbus, Bell Helicopter, Boeing, Cessna, Gulfstream, Hawker Beechcraft, Lockheed Martin, Northrop Grumman and Sikorsky, as well as the U.S. Air Force.
     Our heritage as an aircraft manufacturer extends to the company founded in 1917 by aviation pioneer Chance Milton Vought. From 1994 to 2000, we operated as Northrop Grumman’s commercial aircraft division. Vought was formed in 2000 in connection with The Carlyle Group’s acquisition of Northrop Grumman’s aerostructures business. In July 2003, we purchased The Aerostructures Corp, with manufacturing sites in Nashville, Tennessee; Brea, California; and Everett, Washington. We are a Delaware corporation with our principal executive offices located at 201 East John Carpenter Freeway, Tower 1, Suite 900, Irving, TX 75062, and we perform production work at sites throughout the United States, including California, Texas, Georgia, Tennessee, Florida, South Carolina and Washington.
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2008.
     It is our practice to close our books and records based on a thirteen week quarter, which can lead to different period end dates for comparative purposes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal years end on December 31.
     The consolidated balance sheet at December 31, 2007 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2 — Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. We adopted SFAS No. 157 for our financial assets and liabilities on January 1, 2008 and it has not materially affected our financial statements. The FAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2. See Note 15 — Fair Value Measurements for a summary of the assets and liabilities that are measured at fair value as of March 30, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. We adopted SFAS No. 159 on January 1, 2008 and did not elect the fair value option. Thus, it had no material impact on our financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our financial statements as we currently do not participate in derivative or hedging instruments.

Note 3 — Inventories
     Costs included in inventory consist of all direct production costs, manufacturing and engineering overhead, production tooling costs and certain general and administrative expenses.
     Inventories consisted of the following:

	March 30,	December 31,
	2008	2007
	($ in millions)
Production costs of contracts in process	$795.2	$727.7
Finished goods	1.7	2.0
Less: unliquidated progress payments	(438.4)	(366.9)

Total inventories	$358.5	$362.8

     During the three month period ended March 30, 2008, we released $22.6 million of purchase accounting reserves related to the 747 program, reflecting the completion of the deliveries for the 747-400 model. They were released from inventory and accrued contract liabilities to income through the Cost of Sales caption in our Consolidated Statement of Operations, increasing our reported income for the period. Additionally, we accelerated the useful life of an intangible asset associated with the 747 program for the same reason. Refer to Note 4 - Goodwill and Intangible Assets for disclosure of the impact of the change in useful life.
Note 4 — Goodwill and Intangible Assets
     Goodwill is tested for impairment, at least annually, in accordance with the provisions of SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Because we currently have an accumulated deficit, no impairment charges were recognized in the three months ended March 30, 2008 or the three months ended April 1, 2007.
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

     Intangible assets consisted of the following:

	March 30,	December 31,
	2008	2007
	($ in millions)
Programs and contracts	$137.3	$137.3
Less: accumulated amortization	(100.8)	(97.2)

Identifiable intangible assets, net	$36.5	$40.1

     During the three month period ended March 30, 2008, we made a change to the estimated useful life of an intangible asset associated with our 747 program to reflect the completion of the deliveries for the 747-400 model. As of March 30, 2008, the useful life was accelerated from 28 months to 7 months. This change in estimate resulted in an additional $1.2 million recorded to selling, general and administrative expenses. Including this change, scheduled remaining amortization of identifiable intangible assets as of March 30, 2008 is as follows:

($ in millions)
2008	$9.4
2009	6.8
2010	4.8
2011	2.1
2012	2.1
Thereafter	11.3

Total remaining amortization of identifiable intangible assets	$36.5

Note 5 — Pension and Other Post-retirement Benefits
     The components of net periodic benefit cost for our pension plans and other post-retirement benefit plans were as follows:

	Pension Benefits			Other Post-retirement Benefits
	Three Months Ended			Three Months Ended
	March 30,	April 1,		March 30,	April 1,
	2008	2007		2008	2007
		($ in millions)
Components of net periodic benefit cost (income):
Service cost	$4.8	$4.7		$1.3	$1.4
Interest cost	27.3	25.5		7.7	8.2
Expected return on plan assets	(31.1)	(29.4)		—	—
Amortization of net (gain) loss	6.9	9.2		1.3	1.5
Amortization of prior service cost	3.0	1.0		(3.8)	(2.3)
Plan settlement or curtailment (gain)/loss	—	4.6	(a)	—	—

Net periodic benefit cost	$10.9	$15.6		$6.5	$8.8

Defined contribution plans cost	$4.7	$2.0

(a)
As a result of lump sum payments made under provisions of our non-qualified (“excess”) pension plan, we recorded a pension settlement charge of $4.6 million as part of net periodic benefit cost and other comprehensive loss during the three month period ended April 1, 2007.

     We periodically experience events or take actions that affect our benefit plans. Some of these events or actions require remeasurements and result in special charges. The following summarizes the key events in 2008 that affect our net periodic benefit cost and obligations:
•
During February and April of 2008, two of our union represented groups ratified new collective bargaining agreements. Those agreements each provide for a freeze in pension benefit accruals, effective December 31, 2008, for bargaining unit employees who, as of December 31, 2007, had less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any employees hired on or after March 1, 2008 for the first group and April 1, 2008 for the second group, will receive a defined contribution benefit. The agreements provide for a one-time retirement incentive program to be offered to eligible employees during 2008. The agreements also provide for certain modifications to the retiree medical benefits for bargaining unit retirees and eliminates retiree medical coverage for any bargaining unit employees hired on or after January 1, 2008.

•
Also, during the three months ended March 30, 2008, we announced amendments to medical plans for two groups of non-represented, current retirees. Effective January 1, 2008, medical coverage for participants in those two groups will be eliminated at age 65 and replaced with a fixed monthly stipend.

•
The aforementioned 2008 changes require a remeasurement of our obligations which will be finalized during the second quarter of 2008. We estimate that those changes, collectively, will not have a material impact on our obligations under our pension and other post-retirement benefit plans.

Note 6 — Commitments
     Warranty Reserve. We have established a reserve to provide for the estimated future cost of warranties on our delivered products. We periodically review the reserve and adjustments are made accordingly. A provision for warranties on products delivered is made on the basis of our historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of our agreements include a three-year warranty.
     The following is a roll-forward of amounts accrued for warranty reserve included in Current and Long-term liabilities:

Warranty
Reserve
($ in millions)
Balance at December 31, 2006	$6.8
Warranty costs incurred	(0.4)
Warranties issued	0.8

Balance at December 31, 2007	$7.2

Warranty costs incurred	(0.1)
Warranties issued	0.3

Balance at March 30, 2008	$7.4

Note 7 — Environmental Contingencies
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
     We acquired the Nashville, Tennessee facility from Textron Inc. in 1996. In connection with that acquisition, Textron agreed to indemnify us for up to $60 million against any pre-closing environmental liabilities with regard to claims made within ten years of the date on which the facility was acquired, including with respect to a solid waste landfill located onsite that was closed pursuant to a plan approved by the Tennessee Division of Solid Waste Management. Although that indemnity was originally scheduled to expire in August 2006, we believe that the agreement may continue to provide indemnification for certain pre-closing environmental liabilities incurred beyond that expiration date. While there are no currently pending environmental claims relating to the Nashville facility, there is no assurance that environmental claims will not arise in the future, or that such claims will be subject to indemnification.

     The following is a roll-forward of amounts accrued for environmental liabilities included in Current and Long-term liabilities:

Environmental
Liability
($ in millions)
Balance at January 1, 2007	$4.1
Environmental costs incurred	(0.3)

Balance at December 31, 2007	3.8
Environmental costs incurred	(0.1)

Balance at March 30, 2008	$3.7

Note 8 — Other Non-Current Liabilities
     Other non-current liabilities consisted of the following:

	March 30,	December 31,
	2008	2007
	($ in millions)
Deferred income from the sale of Hawthorne facility (a)	$52.6	$52.6
State of South Carolina grant monies (b)	63.5	66.7
State of Texas grant monies	35.0	35.0
Deferred worker’s compensation	16.6	15.6
Accrued warranties	6.9	6.6
Other	4.7	4.7

Total other non-current liabilities	$179.3	$181.2

(a)
In July 2005, we sold our Hawthorne facility and concurrently signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five-year renewal options. Due to certain contractual obligations, which require our continuing involvement in the facility, this transaction has been recorded as a financing transaction and not as a sale. The cash received in July 2005 of $52.6 million was recorded as a deferred liability on our balance sheet in other non-current liabilities. This liability will remain on our balance sheet until all contractual obligations are fulfilled or the obligations expire.

(b)
With the activation of the South Carolina plant in June 2006, we began recognizing a portion of the State of South Carolina grant monies as a reduction of depreciation expense, which amounted to $0.8 million for the three months ended March 30, 2008 and April 1, 2007. Additionally, during the three month period ended March 30, 2008, we made a required distribution of state grant proceeds of $2.4 million to our joint venture, Global Aeronautica.

Note 9 — Income Taxes
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
     Because we are in a cumulative net operating loss position, there was no material impact to our consolidated financial position at the date of adoption. The cumulative effects of applying this interpretation resulted in an unrecognized tax benefit of $5.5 million as of December 31, 2007 which caused a reduction of the net operating loss deferred tax asset and a corresponding reduction in the valuation allowance. There has not been a material change to our unrecognized tax benefits position during the three months ended March 30, 2008. We do not believe that the total amount of unrecognized tax benefits will significantly decrease or increase as of December 31, 2008.
     We recognize accrued interest and penalties related to unrecognized tax benefits in federal income tax expense. As of March 30, 2008, we had no material amounts of interest and penalties related to unrecognized tax benefits accrued.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to examination by the Internal Revenue Service in the U.S. federal tax jurisdiction for the 2000-2007 tax years. We are also subject to examination in various state jurisdictions for the 2000-2007 tax years.
     During the three months ended March 30, 2008 and April 1, 2007, we incurred neither regular nor alternative minimum tax (“AMT”) expense.
Note 10 — Stockholders’ Equity
     As of March 30, 2008, we maintained two stock option plans and one incentive award plan under which we have issued share-based awards to our employees and our directors.
2001/2003 Stock Option Plans
     During 2001, we adopted the Amended and Restated 2001 Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years, but were subject to accelerated vesting based on the ability to meet company performance targets. The incentive options granted to our employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At March 30, 2008, options granted and outstanding from the 2001 Stock Option Plan to employees and directors amounted to 566,200 shares of which 496,060 are vested and exercisable.
     In connection with the acquisition of Aerostructures in 2003, Vought assumed a similar stock option plan maintained by Aerostructures (the “2003 Stock Option Plan). Outstanding options granted under that plan, which had been fully vested pursuant prior to the acquisition, were exchanged for 217,266 of Vought stock options. No new options have been granted under the 2003 Stock Option Plan. At March 30, 2008, options granted and outstanding from the 2003 Stock Option Plan amounted to 80,270, and all are vested.

     A summary of stock option activity for the three month period ended March 30, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Options	Price	(in Years)
Outstanding at December 31, 2007	661,479	$14.57
Granted	—	—
Forfeited or expired	(15,009)	11.03
Exercised	—	—

Outstanding at March 30, 2008	646,470	$14.66	3.5

Vested or expected to vest (a)	646,470	$14.66	3.5

Exercisable at March 30, 2008	576,330	$14.07	3.5

(a)	Represents outstanding options reduced by expected forfeitures. Expected forfeitures assumed under SFAS 123 were zero.
Shares Held in Rabbi Trust
     A rabbi trust is a grantor trust, typically established to fund liabilities associated with a deferred compensation plan. In 2000, we set up a rabbi trust in connection with certain income deferrals made at that time by a number of our then-executives. Shares of company stock were contributed to the rabbi trust in order to fund the obligations to those executives in connection with those deferrals. Our stock held in the trust is recorded at historical cost, and the corresponding deferred compensation liability is recorded at the current fair value of our common stock. Common stock held in the rabbi trust is classified in equity as “Shares held in rabbi trust.” During the three month period ended March 30, 2008, no activity occurred in the rabbi trust account and 158,322 shares remain held in the rabbi trust.
2006 Incentive Plan
     During 2006, we adopted the Vought Aircraft Industries, Inc. 2006 Incentive Award Plan (the “2006 Incentive Plan”), under which 2,000,000 shares of common stock are reserved for issuance for the purposes of providing awards to employees and directors. Since inception, these awards have been issued in the form of stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and restricted shares.

Stock Appreciation Rights (SARs)
     A summary of SARs activity for the three month period ended March 30, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	SARs	Price	(in Years)
Outstanding at December 31, 2007	972,750	$10.00	8.9
Granted	—	—
Forfeited or expired	(13,025)	10.00
Exercised	(13,025)	10.00

Outstanding at March 30, 2008	946,700	$10.00	8.7

Vested or expected to vest (a)	788,308	10.00	8.7

Exercisable at March 30, 2008	422,436	10.00	8.7

(a)	Represents outstanding SARs reduced by expected forfeitures.
     During the three month period ended March 30, 2008, the exercise of SARs resulted in the issuance of 5,333 shares of common stock.
Restricted Stock Units (RSUs)
     RSUs are awards of stock units that can be converted into common stock. In general, the awards are eligible to vest over a four-year period if certain performance goals are met. No RSUs will vest if the performance goals are not met. Certain awards, granted to the CEO and CFO, vest on the first occurrence of a change in control or a date specified by the agreement.
     A summary of RSUs activity for three months ended March 30, 2008 is as follows:

		Grant-date
	RSUs	Fair-Value
Outstanding at December 31, 2007	574,421	$9.12
Granted	31,500	23.85
Forfeited or expired	(7,500)	8.79
Exercised	—	—

Outstanding at March 30, 2008	598,421	$9.89

Vested or expected to vest (a)	530,911

Exercisable at March 30, 2008	105,977	$8.96

(a)	Represents outstanding RSUs reduced by expected forfeitures.

Restricted Shares
     During the three month period ended March 30, 2008, we granted 9,432 restricted shares to outside directors as compensation for their services. These restricted shares will vest over the course of 2008. The restricted shares were valued at the fair value of our common stock at the date of issuance.
Note 11 — Stock-Based Compensation
     As described in Note 10 — Stockholders’ Equity, we maintain two stock option plans and one incentive award plan under which we have issued equity-based awards to our employees and our directors. In accordance with SFAS 123(R), we recognized total compensation expense for all awards for the three month periods ended March 30, 2008 and April 1, 2007 as follows:

	Stock Compensation Expense	Stock Compensation Expense
	Three Months Ended	Three Months Ended
	March 30, 2008	April 1, 2007
	($ in millions)
Stock Options	0.0	0.0
Stock Appreciation Rights (SARs)	0.2	0.4
Restricted Stock Units (RSUs)	0.3	0.3
Restricted Shares	0.1	0.0

Stock Compensation Expense	0.6	0.7

     The terms and assumptions used in calculating stock compensation expense for each category of equity-based awards are included below.
Stock Options
     Stock options have been granted for a fixed number of shares to employees and directors with an exercise price equal to no less than the fair value of the shares at the date of grant. We have adopted SFAS 123(R) Share-based Payment (“SFAS 123(R)”) and elected to apply the “modified prospective” method. SFAS 123(R) requires us to value stock options granted prior to its adoption under the fair value method and expense these amounts over the stock options’ remaining vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. No additional stock options have been granted since our adoption of SFAS 123(R). The assumptions used in our fair value calculation were as follows:

Expected dividend yield	0%
Risk free interest rate	3.9% - 4.4%
Expected term	6 years
     The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. The expected life of our stock options was based on the vesting term of the options. We recorded $6,335 of stock compensation expense related to options for the three month periods ended March 30, 2008 and April 1, 2007.

SARs
     The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model and based on a number of assumptions including expected term, volatility and interest rates. We do not have publicly traded equity and our history is short, so we have no reliable historical data to estimate the expected term effectively. Therefore, in compliance with SAB 107, we used a temporary “simplified method” to estimate our expected term. Based on the guidance of SFAS 123(R), expected volatility was derived from an index of historical volatilities from several companies that conduct business in the aerospace industry. The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. Our estimated forfeiture rate was 11% as of April 1, 2007 but was adjusted to 26% during the third quarter of 2007.
     The assumptions used in our calculations of fair value for the three-month period ended April 1, 2007 were as follows:

2007
Stock price	$8.79
Strike price	$10.00
Expected term	6.25 years
Risk free interest rate	5.02%
Expected volatility	54%
Dividend rate	0%
     During the three month period ended March 30, 2008, no SARs were granted. As of March 30, 2008, we had $0.9 million of unrecognized compensation cost remaining.
RSUs
     The value of each RSU awarded is the same as the fair market value of our common stock at the date of grant in accordance with SFAS 123(R). Because we do not have publicly traded equity, an independent third party valuation firm computes the fair value of our common stock. Our estimated forfeiture rate was 11% as of April 1, 2007 but was adjusted to 26% during the third quarter of 2007. However, no forfeiture rate was used in our calculation of the grants to the CEO and CFO that vest upon the first occurrence of a change in control or a date specified in the agreement, due to our assumption that they will remain employed until the vesting of these awards. As of March 30, 2008, we had $2.7 million of unrecognized compensation cost remaining.
Restricted Shares
     The restricted shares granted during the three month period ended March 30, 2008 are scheduled to vest during 2008. Those shares were valued at the fair value of our common stock at the date of issuance. We recognized stock compensation expense of approximately $56,000 and $37,000 for the three month periods ended March 30, 2008 and April 1, 2007, respectively.
Note 12 — Investment in Joint Venture
     In April 2005, we entered into a joint venture agreement with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA, to form a limited liability company called Global Aeronautica, LLC (“Global Aeronautica”), which integrates major components of the fuselage and performs related testing activities for the Boeing 787 program. We and Alenia each maintain a 50% interest in Global Aeronautica.

     On March 26, 2008, we entered into an agreement to sell to Boeing our equity interest in Global Aeronautica. We expect this transaction will be consummated during 2008 upon receipt of certain regulatory approvals. Following consummation of the sale, we expect to record a one-time gain on the sale and our results of operations will no longer be impacted by this joint venture.
Note 13 — Related Party Transactions
     A management agreement between Vought and its principal stockholder, The Carlyle Group, requires us to pay an annual fee of $2.0 million for various management services. We incurred fees of $0.5 million for the three months ended March 30, 2008 and April 1, 2007.
     Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to arm’s-length, long-term contracts. The most recent of these agreements was entered into on December 19, 2007 in connection with the expiration of one of our pre-existing long-term contracts with Wesco, and following a competitive re-procurement of that work package. On September 29, 2006, The Carlyle Group (which is our controlling stockholder) acquired a majority stake in Wesco and as a result, we are both now under common control of The Carlyle Group through its affiliated funds. In addition, three of our Directors, Messrs. Squier, Clare and Palmer, also serve on the board of directors of Wesco. The Carlyle Group will indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the three-month periods ended March 30, 2008 and April 1, 2007 was approximately $7.0 million and $3.0 million, respectively.
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
Note 14 — Guarantor Subsidiaries
     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by our 100% owned subsidiaries. In accordance with criteria established under Rule 3-10(f) of Regulation S-X under the Securities Act, summarized financial information of Vought and its guarantor subsidiaries is presented below:

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
March 30, 2008
($ in millions, except share amounts) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets :
Cash and cash equivalents	$41.3	$0.1	$—	$41.4
Trade and other receivables	130.1	8.3	—	138.4
Intercompany receivable	26.8	8.5	(35.3)	—
Inventories	342.7	15.8	—	358.5
Other current assets	10.3	0.5	—	10.8

Total current assets	551.2	33.2	(35.3)	549.1

Property, plant and equipment, net	504.6	8.7	—	513.3
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets , net	36.5	—	—	36.5
Debt origination costs, net and other assets	10.6	—	—	10.6
Investment in affiliated company	73.0	—	(73.0)	—
Investment in joint venture	8.0	—	—	8.0

Total assets	$1,647.9	$105.6	$(108.3)	$1,645.2

Liabilities and stockholders’ equity (deficit)
Current liabilities :
Accounts payable, trade	$172.7	$4.5	$—	$177.2
Intercompany payable	8.5	26.8	(35.3)	—
Accrued and other liabilities	65.1	0.1	—	65.2
Accrued payroll and employee benefits	42.1	1.2	—	43.3
Accrued post-retirement benefits -current	47.2	—	—	47.2
Accrued pension-current	0.7	—	—	0.7
Current portion of long-term bank debt	4.0	—	—	4.0
Accrued contract liabilities	250.2	—	—	250.2

Total current liabilities	590.5	32.6	(35.3)	587.8

Long-term liabilities :
Accrued post-retirement benefits	481.1	—	—	481.1
Accrued pension	347.1	—	—	347.1
Long-term bank debt, net of current portion	409.0	—	—	409.0
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	179.3	—	—	179.3

Total liabilities	2,277.0	32.6	(35.3)	2,274.3

Stock holders’ equity (deficit):

Common s tock, par value $.01 per share; 50,000,000 shares authorized, 24,783,756 issued and outstanding at March 30, 2008	0.3	—	—	0.3
Additional paid-in capital	418.0	80.3	(80.3)	418.0
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Accumulated deficit	(566.3)	(7.3)	7.3	(566.3)
Accumulated other comprehensive loss	(479.5)	—	—	(479.5)

Total stockholders’ equity (deficit)	$(629.1)	$73.0	$(73.0)	$(629.1)

Total liabilities and stockholders’ equity (deficit)	$1,647.9	$105.6	$(108.3)	$1,645.2

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

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Three Months Ended March 30, 2008
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$413.0	$17.5	$(5.1)	$425.4

Costs and expenses

Cost of sales	315.6	15.8	(5.1)	326.3
Selling, general and administrative expenses	53.1	1.2	—	54.3

Total costs and expenses	368.7	17.0	(5.1)	380.6

Operating income	44.3	0.5	—	44.8

Other income (expense)
Interest income	0.1	—	—	0.1
Equity in loss of joint venture	(0.4)	—	—	(0.4)
Interest expense	(15.8)	—	—	(15.8)
Equity in income (loss) of consolidated subsidiaries	0.5	—	(0.5)	—

Income (loss) before income taxes	28.7	0.5	(0.5)	28.7
Income tax expense	—	—	—	—

Net income (loss)	$28.7	$0.5	$(0.5)	$28.7

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Three Months Ended April 1, 2007
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$368.2	$14.6	$(2.1)	$380.7

Costs and expenses
Cost of sales	278.8	15.8	(2.1)	292.5
Selling, general and administrative expenses	52.8	1.2	—	54.0

Total costs and expenses	331.6	17.0	(2.1)	346.5

Operating income (loss)	36.6	(2.4)	—	34.2

Other income (expense)
Interest income	1.3	—	—	1.3
Other loss	—	(0.1)	—	(0.1)
Equity in loss of joint venture	(0.3)	—	—	(0.3)
Interest expense	(15.9)	—	—	(15.9)
Equity in income (loss) of consolidated subsidiaries	(2.5)	—	2.5	—

Income (loss) before income taxes	19.2	(2.5)	2.5	19.2
Income taxes	—	—	—	—

Net income (loss)	$19.2	$(2.5)	$2.5	$19.2

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Three Months Ended March 30, 2008
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$28.7	$0.5	$(0.5)	$28.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15.6	0.4	—	16.0
Stock compensation expense	0.6	—	—	0.6
Equity in losses of joint venture	0.4	—	—	0.4
Loss from asset disposals	0.3	—	—	0.3
Income from investments in consolidated subsidiaries	(0.5)	—	0.5	—
Changes in current assets and liabilities:
Trade and other receivables	(54.8)	(2.2)	—	(57.0)
Intercompany accounts receivable	(2.7)	(1.2)	3.9	—
Inventories	4.3	—	—	4.3
Other current assets	(4.4)	—	—	(4.4)
Accounts payable, trade	(1.6)	0.1	—	(1.5)
Intercompany accounts payable	1.2	2.7	(3.9)	—
Accrued payroll and employee benefits	(5.1)	0.2	—	(4.9)
Accrued and other liabilities	(8.8)	(0.1)	—	(8.9)
Accrued contract liabilities	19.8	—	—	19.8
Other assets and liabilities—long-term	(8.6)	—	—	(8.6)

Net cash provided by (used in) operating activities	(15.6)	0.4	—	(15.2)
Investing activities
Capital expenditures	(18.2)	(0.8)	—	(19.0)

Net cash used in investing activities	(18.2)	(0.8)	—	(19.0)
Financing activities
Proceeds from short-term bank debt	138.0	—	—	138.0
Payments on short-term bank debt	(138.0)	—	—	(138.0)

Net cash provided by (used in) financing activities	—	—	—	—

Net decrease in cash and cash equivalents	(33.8)	(0.4)	—	(34.2)
Cash and cash equivalents at beginning of period	75.1	0.5	—	75.6

Cash and cash equivalents at end of period	$41.3	$0.1	$—	$41.4

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Three Months Ended April 1, 2007
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$19.2	$(2.5)	$2.5	$19.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14.7	0.4	—	15.1
Stock compensation expense	0.7	—	—	0.7
Equity in losses of joint venture	0.3	—	—	0.3
Loss from asset disposals	0.3	0.1	—	0.4
Income from investments in consolidated subsidiaries	2.5	—	(2.5)	—
Changes in current assets and liabilities:
Trade and other receivables	(35.9)	(3.4)	—	(39.3)
Intercompany accounts receivable	(3.6)	(0.3)	3.9	—
Inventories	13.8	0.3	—	14.1
Other current assets	(3.1)	(0.1)	—	(3.2)
Accounts payable, trade	(16.1)	1.1	—	(15.0)
Intercompany accounts payable	0.3	3.6	(3.9)	—
Accrued payroll and employee benefits	(9.8)	0.1	—	(9.7)
Accrued contract liabilities	50.1	—	—	50.1
Other assets and liabilities—long-term	(12.9)	—	—	(12.9)

Net cash provided by (used in) operating activities	20.5	(0.7)	—	19.8
Investing activities
Capital expenditures	(17.4)	(0.1)	—	(17.5)
Investment in joint venture	(4.5)	—	—	(4.5)

Net cash used in investing activities	(21.9)	(0.1)	—	(22.0)
Financing activities
Payments on long-term bank debt	(1.0)	—	—	(1.0)
Payments on capital leases	(0.1)	(0.1)	—	(0.2)

Net cash used in financing activities	(1.1)	(0.1)	—	(1.2)

Net decrease in cash and cash equivalents	(2.5)	(0.9)	—	(3.4)
Cash and cash equivalents at beginning of period	92.5	0.9	—	93.4

Cash and cash equivalents at end of period	$90.0	$—	$—	$90.0

Note 15 — Fair Value Measurements
     We adopted SFAS 157, “Fair Value Measurements” on January 1, 2008, for our financial assets and financial liabilities. SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
     Our deferred compensation liability to former executives is based on the fair value of our common stock. As of March 30, 2008, the fair value determination of the $3.8 million deferred compensation liability involves level 3 inputs. However, the value of this liability has not changed since December 31, 2007.
Note 16 — Comprehensive Income
     Total comprehensive income consisted of the following:

	For the Three Months Ended
	March 30,	April 1,
	2008	2007
	($ in millions)
Net income	$28.7	$19.2
Other comprehensive income (loss), net of tax
Pension	9.9	4.6
OPEB	(2.5)	—

Total other comprehensive income	$36.1	$23.8

Note 17 — Subsequent Events
     On May 6, 2008, we entered into a joinder agreement with Lehman Brothers Commercial Bank, Lehman Commercial Paper Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and J.P. Morgan Securities Inc. (the “Incremental Lenders”) whereby the Incremental Lenders agreed to fund an incremental facility (the “Incremental Facility”), pursuant to which we borrowed an additional $200.0 million of term loans pursuant to our existing senior credit facilities. We received proceeds, net of fees and expenses, of approximately $184.8 million from the Incremental Facility, which we expect to use for general corporate purposes.

     After the incurrence of the indebtedness under the Incremental Facility, $612.0 million is outstanding under our senior credit facilities. The interest rates per annum applicable to the Incremental Facility are, at our option, the ABR or Eurodollar Base Rate plus, in each case, an applicable margin equal to 3.00% for ABR loans and 4.00% for Eurodollar Base Rate loans, subject to a Eurodollar Base Rate floor of 3.50%.
     Except for amortization and interest rate, the terms of the Incremental Facility, including mandatory prepayments, representations and warranties, covenants and events of default, are the same as those applicable to the existing term loans under our senior credit facilities. The term loans under the Incremental Facility will be repayable in equal quarterly installments of $470,000 starting in September 2008, with the balance due on December 22, 2011.

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
Overview
     We are a leading global manufacturer and developer of aerostructures serving commercial, military and business jet aircraft. Our products are used on many of the largest and longest running programs in the aerospace industry. We are also a key supplier on newer platforms with high growth potential. We generate approximately 50% of our revenues from the commercial aircraft market but are also diversified across the military and business jet markets, which provide the balance of our revenues.
     Our customer base consists of the leading aerospace original equipment manufacturers (“OEMs”), including Airbus, Bell Helicopter, Boeing, Cessna, Gulfstream, Hawker Beechcraft, Lockheed Martin, Northrop Grumman and Sikorsky, as well as the U.S. Air Force. We generate approximately 80% of our revenues from our three largest customers, Airbus, Boeing and Gulfstream.
     Although the majority of our revenues are generated by sales into the U.S. market, we generate approximately 15% of our revenue from sales to OEMs located outside the United States.
     Most of our revenues are generated under long-term contracts. Our customers typically place orders well in advance of required deliveries, which gives us considerable visibility with respect to our future revenues. These advance orders also generally create a significant backlog for us, which was approximately $3.9 billion at March 30, 2008. Our calculation of backlog includes only firm orders for commercial and business jet programs and funded orders for government programs, which causes our backlog to be substantially lower than the estimated aggregate dollar value of our contracts and may not be comparable to others in the industry.
     For our commercial and business jet programs, changes in the economic environment and the financial condition of airlines may cause our customers to increase or decrease deliveries, adjusting firm orders that would affect our backlog. For our military aircraft programs, the Department of Defense and other government agencies have the right to terminate both our contracts and/or our customers’ contracts either for default or, if the government deems it to be in its best interest, for convenience.
     The market for our commercial, military and business jet programs has historically been cyclical. While the commercial, military and business jet markets are currently experiencing a period of increased production, as discussed below, our business could be adversely affected by significant changes in the U.S. or global economy or changes to the current needs of the U.S. military.

     Commercial Aircraft. Sales to the commercial aircraft market are directly and significantly affected by the financial health of the commercial airline industry, passenger and cargo air traffic, the introduction of new aircraft models, and the availability and profile of used aircraft. During the past three years we have benefited from increased demand for our commercial aircraft products and we expect to continue to benefit from this increased demand for our commercial aircraft products in future periods. Although the commercial aerospace industry is in a cycle of increased production, our business could be adversely affected by significant changes in the U.S. or global economy that affect the commercial airline industry, including high fuel prices and disruption of the global credit markets.
     Military Aircraft. Sales to the military aircraft market are driven by U.S. national defense spending and procurement funding decisions, global geopolitical conditions and current operational use of the existing military aircraft fleet. Due to the current and anticipated pace of military operations in the Middle East and the U.S. military’s need to more rapidly repair or replace its existing fleet of equipment, we expect that spending for defense procurement should remain robust for at least the next several years. We believe that this will result in continued growth in our rotorcraft programs since they are some of the key equipment being used in the Middle East. Historically, the majority of our military revenues and a significant portion of our total revenue have been generated from our C-17 program. We currently have firm orders from Boeing to support C-17 production through 2009. In addition, we have received authorization from Boeing to initiate orders for long lead material for an additional 15 C-17 aircraft. Although the U.S. Congress has not yet authorized funding for any additional C-17 aircraft, we believe that federal funding will be made available for these aircraft through FY 2008 supplemental budget bills and the FY 09 budget cycle. However, our business could be adversely impacted if the U.S. Congress does not fund additional C-17 aircraft and Boeing decides not to fund beyond their current commitment.
     Business Jet Aircraft. Sales to the business jet aircraft market are driven by long-term economic expansion, the increasing inconvenience of commercial airline travel, growing international acceptance and demand for business jet travel, increased fractional ownership of business jets and the introduction of new business jet models. During the past three years we have benefited from increased demand for our business jet products and we believe business jet deliveries will remain strong over the next several years. As a major supplier to the top-selling Gulfstream IV and V, Citation X and Hawker 800 programs, we believe we are well positioned in key segments of the business jet market. Nevertheless, the business jet industry is subject to many of the same risks as the commercial aircraft industry and our business could be adversely affected by significant changes in the U.S. or global economy.
Recent Developments
     On March 26, 2008, we entered into an agreement to sell to Boeing our equity interest in Global Aeronautica, our joint venture with Alenia that provides integration and assembly of major components of the 787 fuselage and performs related testing activities. We expect the closing to occur during 2008, however, the purchase agreement is subject to regulatory approval and other customary closing conditions. Our agreement to provide the aft fuselage section of the 787 will be unaffected by the sale of our equity interest in Global Aeronautica.
     On April 2, 2008, we signed a multi-year contract with Bell Helicopter to manufacture the empennage, ramp and ramp door for the V-22 Osprey. The estimated contract value is approximately $400 million for deliveries through 2013.
     On April 9, 2008, Boeing announced that initial deliveries of the 787 program had been rescheduled to the third quarter of 2009 rather than early 2009. Subsequent to this announcement Boeing provided us an updated delivery schedule, which reduces the number of deliveries we will make to them in the near term. See “—Liquidity and Capital Resources.”

     On April 11, 2008, Boeing announced they would authorize their suppliers to initiate orders for long lead materials for 20 C-17 aircraft in addition to the 10 previously authorized. To date, we have received authorization to initiate long-lead orders for a total of 15 aircraft.
     On May 6, 2008, we borrowed an additional $200.0 million of term loans pursuant to our existing senior credit facilities. We received proceeds, net of fees and expenses, of approximately $184.8 million from the Incremental Facility (as defined below). We expect to use the remaining amount for general corporate purposes. See “—Liquidity and Capital Resources.”
Basis of Presentation
     The following provides a brief description of some of the items that appear in our financial statements and general factors that impact these items. It is our practice to close our books and records based on a thirteen week quarter, which can lead to different period end dates for comparative purposes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal years end on December 31.
     Revenue and Profit Recognition. We record revenue and profit on our long-term contracts using a percentage of completion method with units-of-delivery as our basis to measure progress toward completing the contract. Under this method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. As our contracts can span multiple years, we often segment the contracts into production lots for the purposes of accumulating and allocating cost. The estimated profit margin is calculated separately for each production lot within the overall contract. For example, on our production contracts, as a unit is delivered and accepted by our customer, we recognize revenue based on that unit’s negotiated price and recognize profit based on our estimated margin for the related production lot.
     Amounts representing contract change orders or claims are only included in revenue when such change orders or claims have been settled with our customer and to the extent that units have been delivered. Additionally, some of our contracts contain terms or provisions, such as price re-determination or price escalation, which are included in our estimate of contract value when the amounts can be reliably estimated and their realization is reasonably assured.
     The impact of revisions in profit estimates is recognized on the cumulative catch-up basis in the period in which such revisions are made. Changes in our estimates of contract value or profit can impact revenue and/or cost of sales. For example, in the case of a customer settlement of a pending change order or claim, we may recognize additional revenue and/or margin depending on the production lot’s stage of completion. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (''forward losses’’).
     For a further discussion of our revenue recognition policy, see “— Critical Accounting Policies — Revenue and Profit Recognition.”
     Cost of sales. Cost of sales includes direct production costs such as labor (including fringe benefits), material costs, manufacturing and engineering overhead and production tooling costs. Examples of costs included in overhead are costs related to quality assurance, information technology, indirect labor and fringe benefits, depreciation and amortization and other support costs such as supplies and utilities.

     Selling, general and administrative expenses. Selling, general and administrative expenses include expenses for executive management, program management, business management, human resources, accounting, treasury, and legal. The major cost elements of selling, general and administrative expenses include salary and wages, fringe benefits, stock compensation expense, travel and supplies. In addition, these expenses include period expenses for non-recurring program development, such as the 787 start up costs, research and development, and other non-recurring activities, as well as costs that are not allowed under U.S. Government contract terms.
     Interest expense, net. Interest expense, net reflects interest income and expense, and includes the effects of interest rate swaps and the amortization of capitalized debt origination costs.
     Other loss. Other loss represents miscellaneous items unrelated to our core operations.
     Equity in loss of joint venture. Equity in loss of joint venture reflects our share of the loss from Global Aeronautica since its formation in April 2005. On March 26, 2008, we entered into an agreement to sell to Boeing our equity interest in Global Aeronautica. Once this transaction is consummated, our results of operations will no longer be impacted by the joint venture.

Results of Operations

	Three Months	Three Months
	Ended	Ended
	March 30, 2008	April 1, 2007
	($ in millions)		$ Change	% Change

Revenue:
Commercial	$215.2	$193.8	$21.4	11%
Military	137.9	114.5	23.4	20%
Business Jet	72.3	72.4	(0.1)	0%

Total revenue	$425.4	$380.7	$44.7	12%
Costs and expenses:
Cost of sales	326.3	292.5	33.8	12%
Selling, general and administrative	54.3	54.0	0.3	1%

Total costs and expenses	$380.6	$346.5	$34.1	10%

Operating income	44.8	34.2	10.6	31%
Interest expense, net	(15.7)	(14.6)	(1.1)	8%
Other (loss)	—	(0.1)	0.1	-100%
Equity in loss of joint venture	(0.4)	(0.3)	(0.1)	33%
Income tax expense	—	—	—	—

Net Income	$28.7	$19.2	$9.5	49%

Comparison of Results of Operations for the Three Months Ended March 30, 2008 and April 1, 2007
Revenues. Revenue for the three months ended March 30, 2008 was $425.4 million, an increase of $44.7 million or 12%, compared with the same period in the prior year. When comparing the first quarter of 2008 with the same period in the prior year:
•
Commercial revenue increased $21.4 million or 11%. Revenue for our Boeing programs increased $11.1 million primarily due to non-recurring sales for the 747-8 program and initial deliveries on the 787 program. In addition, revenue for our Airbus programs increased $10.3 million primarily due to higher sales for the A330 program.

•	Military revenue increased $23.4 million or 20%, primarily due to higher delivery rates on the H-60 program and timing of deliveries for the Global Hawk program.

•	Business Jet revenue remained flat during the period with immaterial fluctuations on a program by program basis.
Cost of sales. Cost of sales was 77% of revenue for each of the three month periods ended March 30, 2008 and April 1, 2007. During the first quarter of 2008, we released purchase accounting reserves of $22.6 million for the 747 program to reflect the anticipated completion of the deliveries for the 747-400 model. Offsetting this benefit was increased costs for the C-17 program as it transitions from a multi-year agreement to a single-year agreement.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) remained relatively consistent during each of the three month periods ended March 30, 2008 and April 1, 2007. Non-recurring costs related to the 787 and other programs decreased by $6.2 million for the three month period ended March 30, 2008. However, this decrease was offset by a $1.2 million increase in amortization due to acceleration of the useful life of an intangible asset to reflect the anticipated completion of the deliveries for the 747-400 model and a $5.3 million increase in labor and other general administrative costs.
Operating income. Operating income for the three months ended March 30, 2008 was $44.8 million, compared to operating income of $34.2 million for the same period in 2007. The increase in operating income was due to increased revenue in the commercial and military markets and higher program margins on the 747 program due to the release of $22.6 million of purchase accounting reserves discussed above. This was primarily offset by lower margins on the C-17 program as it transitions from a multi-year agreement to a single year agreement.
Interest expense, net. Interest expense, net for the three months ended March 30, 2008 was $15.7 million, an increase of $1.1 million compared with $14.6 million for the same period in the prior year. Interest expense increased primarily due to higher borrowings on the revolving portion of the senior secured credit facilities during the three month period ended March 30, 2008 compared with no revolver borrowings during the same period in the 2007. As of March 30, 2008, there were no borrowings under the revolving portion of our senior secured credit facilities.
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
Revenue Recognition
     The majority of our sales are made pursuant to written contractual arrangements or “contracts” to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed-price contracts. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (SOP 81-1) and revenue and profits on contracts are recognized using percentage-of-completion methods of accounting. Revenue and profits are recognized on production contracts as units are delivered and accepted by the customer (the “units-of-delivery” method). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Amounts representing contract change orders or claims are included in revenue only when they have been settled with our customer and to the extent that units have been delivered.
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
Accrued contract liabilities consisted of the following:

	March 30,	December 31,
	2008	2007
	($ in millions)
Advances and progress billings	$232.6	$182.9
Forward loss	12.6	18.3
Other	5.0	29.2

Total accrued contract liabilities	$250.2	$230.4

Goodwill
     Goodwill is tested for impairment at least annually, by reporting unit in accordance with the provisions of SFAS 142. Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that we are a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Since we currently have an accumulated deficit, there have been no impairment charges recognized for the three month periods ended March 30, 2008 and April 1, 2007.
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
Post-Retirement Plans.
     The liabilities and net periodic cost of our pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the expected long-term rate of asset return, the assumed average rate of compensation increase and rate of growth for medical costs. The actuarial assumptions used to calculate these costs are reviewed annually. Assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries, as of the annual measurement date.
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
     The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation (''PBO’’). The expected average long-term rate of return on assets is based principally on the counsel of our outside investment advisors and was projected at 8.5% in 2007. This rate is based on actual historical returns and anticipated long-term performance of individual asset classes with consideration given to the related investment strategy. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year’s annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining service period of active plan participants expected to receive benefits.
     The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% and is utilized principally in calculating the PBO and annual pension expense. In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for certain eligible retired employees. Such benefits were unfunded as of December 31, 2007. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.
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
     In accordance with Statement of Financial Accounting Standards (''SFAS’’) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (''SFAS 158’’) we recognized the funded status of our benefit obligation in our statement of financial position. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) of the plan using a December 31 measurement date.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. We adopted SFAS No. 157 for our financial assets and liabilities on January 1, 2008 and it has not materially affected our financial statements. The FAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2. See Note 15 — Fair Value Measurements for a summary of the assets and liabilities that are measured at fair value as of March 30, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. We adopted SFAS No. 159 on January 1, 2008 and did not elect the fair value option. Thus, it had no material impact on our financial statements.

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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our financial statements as we currently do not participate in derivative or hedging instruments.
Liquidity and Capital Resources
     Liquidity is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. The primary sources of our liquidity include cash flow from operations and borrowing capacity through our credit facility and the long-term capital markets. Our liquidity requirements and working capital needs depend on a number of factors, including the level of delivery rates under our contracts, the level of developmental expenditures related to new programs, growth and contractions in the business cycles, contributions to our pension plans as well as interest and debt payments. Our liquidity requirements fluctuate from period to period as a result of changes in the rate and amount of our investments in our programs, changes in delivery rates under existing contracts and production associated with new contracts. In upcoming periods, our 787 program will be a key driver of our liquidity and working capital requirements as we continue our investment in, and increase our production rate under, that program. On April 9, 2008, Boeing announced that initial deliveries of the 787 program had been rescheduled to the third quarter of 2009 rather than early 2009. Subsequent to this announcement Boeing provided us an updated delivery schedule, which reduces the number of deliveries we will make to them in the near term. We believe we will be able to effectively manage our costs, work with our suppliers and Boeing to mitigate the impact of this schedule change on our financial position. However, future delays could have a material adverse effect on our financial condition, results of operations and cash flows.
     For certain aircraft programs, milestone or advance payments finance working capital, which helps to improve our liquidity. In addition, we may, in the ordinary course of business, settle outstanding claims with customers or suppliers or we may receive payments for previously unnegotiated change orders. Settlement of pending claims can have a significant impact on our results of operations and cash flows. We recently reached an interim settlement regarding certain pending claims related to our 787 program. These claims related to non-recurring costs we incurred in developing the program as well as increases in our expected production costs due to aircraft design changes. In addition, we received advance payments of approximately $122.0 million from Boeing in March 2008 which will be liquidated as shipments occur. We are continuing our discussions with Boeing on future pricing considerations with an objective of resolving such considerations in a timely manner.

     We believe that cash flow from operations, cash and cash equivalents on hand and funds available under the revolving portion of our credit facility will provide adequate funds for our ongoing working capital and capital expenditure needs and near term debt service obligations to allow us to meet our current contractual commitments for at least the next twelve months. Our ability to refinance our indebtedness or obtain additional sources of financing will be affected by economic conditions and financial, business and other factors, some of which are beyond our control. Management has implemented and continues to implement cost savings initiatives that we expect should have a positive impact on the future cash flows needed to satisfy our long-term cash requirements.
     On July 2, 2003, we issued $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. We may redeem the notes in full or in part by paying premiums specified in the indenture governing our outstanding Senior Notes. The notes are senior unsecured obligations guaranteed by all of our existing and future domestic subsidiaries.
     We entered into $650 million of senior secured credit facilities pursuant to a credit agreement dated December 22, 2004. Our senior secured credit facilities are comprised of a $150 million six year revolving loan (“Revolver”), a $75 million synthetic letter of credit facility and a $425 million seven year term loan B. The term loan amortizes at $1.0 million per quarter with a final payment at the maturity date of December 22, 2011.
     On May 6, 2008, we entered into a joinder agreement with Lehman Brothers Commercial Bank, Lehman Commercial Paper Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and J.P. Morgan Securities Inc. (the “Incremental Lenders”) whereby the Incremental Lenders agreed to fund an incremental facility (the “Incremental Facility”), pursuant to which we borrowed an additional $200.0 million of term loans pursuant to our existing senior credit facilities. We received proceeds, net of fees and expenses, of approximately $184.8 million from the Incremental Facility, which we expect to use for general corporate purposes.
     After the incurrence of the indebtedness under the Incremental Facility, $612.0 million is outstanding under our senior credit facilities. The interest rates per annum applicable to the Incremental Facility are, at our option, the ABR or Eurodollar Base Rate plus, in each case, an applicable margin equal to 3.00% for ABR loans and 4.00% for Eurodollar Base Rate loans, subject to a Eurodollar Base Rate floor of 3.50%.
     Except for amortization and interest rate, the terms of the Incremental Facility, including mandatory prepayments, representations and warranties, covenants and events of default, are the same as those applicable to the existing term loans under our senior credit facilities and all references to our senior credit facilities shall include the Incremental Facility. The term loans under the Incremental Facility will be repayable in equal quarterly installments of $470,000 starting in September 2008, with the balance due on December 22, 2011.
     As of March 30, 2008, we had no borrowings outstanding under the Revolver, although we borrowed and repaid amounts during the quarter. We had long-term debt of approximately $683.0 million, which included $413.0 million incurred under our senior secured credit facilities and $270.0 million of Senior Notes. Additionally, as described above, on May 6, 2008, we incurred an additional $200.0 million under our senior credit facilities. In addition, we had $46.1 million in outstanding letters of credit under the $75 million synthetic facility.
     Under the credit agreement, we have the option to convert up to $25 million of the letter of credit facility to outstanding term loans, which would also be subject to the same terms and conditions as the outstanding term loans made as of December 2004. We are obligated to pay an annual commitment fee on the unused portion of our senior secured credit facilities of 0.5% or less, based on our leverage ratio.

     Credit Agreements and Debt Covenants. The agreements governing our debt contain customary affirmative and negative covenants for facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt, transactions with affiliates and mandatory prepayments in the event of certain asset dispositions, debt incurrences and equity sales. The credit agreement also requires that we maintain certain financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios, as defined in the agreement, and a limitation on our capital spending levels. The Senior Notes indenture also contains various restrictive covenants, including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of March 30, 2008, we were in compliance with the covenants in the indenture governing our outstanding Senior Notes and credit facilities.
     Our $850 million senior secured credit facilities (including our incremental facility) are material to our financial condition and results of operations because those facilities are our primary source of liquidity for working capital. The indenture governing our outstanding Senior Notes is material to our financial condition because it governs a significant portion of our long-term capitalization while restricting our ability to conduct our business.
     Our senior secured credit facilities use Adjusted EBITDA to determine our compliance with two financial maintenance covenants. See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and reconciliation of that non-GAAP financial measure to net cash provided by (used in) operating activities. We are required not to permit our consolidated total leverage ratio, or the ratio of funded indebtedness (net of cash) at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter, to exceed 4.25:1.00 for fiscal periods ending during 2008, 4.00:1.00 for fiscal 2009, 3.75:1.00 for fiscal 2010 and 3.50:1.00 thereafter. We also are required not to permit our consolidated net interest coverage ratio, or the ratio of Adjusted EBITDA for the twelve months ending on the last day of a quarter to our consolidated net interest expense for the twelve months ending on the same day, to be less than 3.50:1.00 for periods ending during 2008 and thereafter. Each of these covenants is tested quarterly, and our failure to comply could result in a default and, potentially, an event of default under our senior secured credit facilities. If not cured or waived, an event of default could result in acceleration of this indebtedness. Our credit facilities also use Adjusted EBITDA to determine the interest rates on our borrowings, which are based on the consolidated total leverage ratio described above. Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our senior secured credit facilities. Accordingly, a change in our Adjusted EBITDA could increase or decrease our cost of funds. The actual results of the total leverage ratio and net interest coverage ratio for the three month period ended March 30, 2008 were 2.27:1.00 and 5.18:1.00, respectively. The incremental facility, pursuant to which which we borrowed an additional $200.0 million of term loans, did not have a material impact on the results of these ratios.
     The indenture governing our outstanding Senior Notes contains a covenant that restricts our ability to incur additional indebtedness unless, among other things, we can comply with a fixed charge coverage ratio. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of Adjusted EBITDA to total consolidated debt less cash on hand for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels or we have availability to incur such indebtedness under certain baskets in the indenture. Accordingly, Adjusted EBITDA is a key factor in determining how much additional indebtedness we may be able to incur from time to time to operate our business.
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
     Adjusted EBITDA for the three months ended March 30, 2008 was $79.3 million, an increase of $5.1 million from the prior year. The following table is a reconciliation of the non-GAAP measure from our cash flows from operations:
Vought Aircraft Industries, Inc.
Reconciliation of Non-GAAP Measures
Adjusted EBITDA
(Unaudited)
($ in millions)

	For the Three Months Ended
	March 30,	April 1,
	2008	2007
Net cash provided by (used in) operating activities	$(15.2)	$19.8
Interest expense, net	15.7	14.6
Stock compensation expense	(0.6)	(0.7)
Equity in losses of joint venture	(0.4)	(0.3)
Loss from asset sales and other losses	(0.3)	(0.4)
Debt amortization costs	(0.8)	(0.8)
Changes in operating assets and liabilities	61.2	15.9

EBITDA	$59.6	$48.1

Non-recurring investment in Boeing 787 (1)	16.5	23.8
Unusual charges & other non-recurring program costs (2)	1.9	0.6
Loss on disposal of property, plant and equipment (3)	0.3	0.4
Other (4)	1.0	1.3

Adjusted EBITDA	$79.3	$74.2

(1)
Non recurring investment in Boeing 787—The Boeing 787 program, described elsewhere in this quarterly report, is a significant new program for our operations, and has required substantial start-up costs in recent periods as we built a new facility in South Carolina and invested in new manufacturing technologies dedicated to the program. These start-up investment costs are recognized in our financial statements over several periods due to their magnitude and timing. We expect that our current start-up costs in the Boeing 787 program will decline significantly as the start-up phase of the program and our current related contractual commitments will be substantially completed during the next few months. In the future, subject to potential program modifications by our customer, including development of derivatives and delivery rate increases, we could have additional start-up costs required. Our credit agreement excludes our significant start-up investment in the Boeing 787 program because it represents an unusual significant investment in a major new program that is not indicative of ongoing core operations, and accordingly the investment that has been expensed during the period is added back to Adjusted EBITDA. Also included is our loss in our joint venture with Global Aeronautica. Our share of Global Aeronautica’s net loss was $0.4 million and $0.3 million for the three month periods ended March 30, 2008 and April 1, 2007, respectively. On March 26, 2008, we entered into an agreement to sell our equity interest in Global Aeronautica to Boeing. We expect this transaction will be consummated during 2008. For more information, please refer to Note 12 — Investment in Joint Venture to our interim unaudited condensed consolidated financial statements.

(2)
Unusual charges and other non-recurring program costs—Our senior credit agreement excludes our expenses for unusual events in our operations and non-recurring costs that are not indicative of ongoing core operating performance, and accordingly the charges that have been expensed during the period are added back to Adjusted EBITDA.

For the three month periods ended March 30, 2008 and April 1, 2007, we incurred $1.9 million and $0.6 million, respectively, of non-recurring costs related to a facilities rationalization initiative.

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

(4)	Other—Includes non-cash stock expense and related party management fees. Our credit agreement provides that these expenses are reflected as an adjustment in calculating Adjusted EBITDA.
     We believe that each of the adjustments made in order to calculate Adjusted EBITDA is meaningful to investors because they provide insight into specific events or conditions in our operations that impact our results of operations but that management does not consider reflective of our core operating performance, give them the ability to assess our compliance with the covenants in our senior credit agreement, our ongoing ability to meet our obligations and manage our levels of indebtedness. Accordingly, we provide investors Adjusted EBITDA so that they have the same perspective that our management has.
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
     Because not all companies use identical calculations, the presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, Adjusted EBITDA has limitations as an analytical tool and such measure should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of this non-GAAP financial measure are:
•	it does not reflect our cash expenditures, or future requirements, for all contractual commitments;

•	it does not reflect our significant interest expense, or the cash requirements necessary to service our indebtedness;

•	it does not reflect cash requirements for the payment of income taxes when due;

•	it does not reflect working capital requirements;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, but may nonetheless have a material impact on our results of operations.

Cash Flow Summary

	For the Three Months Ended
	March 30,	April 1,
	2008	2007	Change
	($ in millions)
Net income (loss)	$28.7	$19.2	$9.5
Non-cash items	17.3	16.5	0.8
Changes in working capital	(61.2)	(15.9)	(45.3)

Net cash provided by (used in) operating activities	(15.2)	19.8	(35.0)
Net cash used in investing activities	(19.0)	(22.0)	3.0
Net cash provided by (used in) financing activities	—	(1.2)	1.2

Net increase (decrease) in cash and cash equivalents	(34.2)	(3.4)	(30.8)
Cash and cash equivalents at beginning of period	75.6	93.4	(17.8)

Cash and cash equivalents at end of period	$41.4	$90.0	$(48.6)

     Net cash used in operating activities for the three months ended March 30, 2008 was $15.2 million, a change of $35.0 million compared to net cash provided by operating activities of $19.8 million for the same period in 2007. The change primarily resulted from delays in the timing of payments received from customers and increased working capital requirements for the 787 program.
     Net cash used in investing activities has primarily been for capital expenditures. Net cash used for investing activities for the three months ended March 30, 2008 was $19.0 million, a decrease of $3.0 million or 14% compared to $22.0 million for the same period in 2007. This reduction is primarily due to decreases in capital spending for the 787 program.
     There was no net cash provided by financing activities for the three months ended March 30, 2008. This increase of $1.2 million compared to the same period in 2007 was primarily due to the timing of the $1.0 million quarterly debt payment in 2007 versus 2008.
Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements as of March 30, 2008.

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
     Trade accounts receivable include amounts billed and currently due from customers, amounts currently due but, not yet billed, certain estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. We continuously monitor collections and payments from customers. Based upon historical experience and any specific customer collection issues that have been identified, we record a provision for estimated credit losses, as deemed appropriate.
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
     Management has performed sensitivity analysis to determine how market rate changes will affect the fair value of the market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $612.0 million of variable rate debt currently outstanding under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable-rate indebtedness would decrease our annual pre-tax income by approximately $6.1 million. While there was no debt outstanding under our revolving credit facility at March 30, 2008, any future borrowings would be subject to the same type of variable rate risks. All of our remaining debt is at fixed rates; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
Foreign Currency Risks
     We are subject to foreign currency exchange rate risk due to our contracted business with foreign customers and suppliers. As purchase prices and payment terms under the relevant contracts are denominated in U.S. dollars, our exposure has been minimized. However, as the strength of the U.S. dollar continues to decline, we may be forced to renegotiate with our suppliers and customers to avoid a significant impact to our margins and results of operations.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 30, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 30, 2008 due to a material weakness in our internal control over financial reporting, which is described below.
Material Weakness in Internal Control of Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As part of the financial close and reporting process related to the quarterly period ended March 30, 2008, we identified a material weakness in our internal control over financial reporting, as described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     During our financial close and reporting process, we determined there was a control deficiency related to the timely review and adjustment of purchase accounting reserves, which if not identified could have led to a material misstatement in our financial statements. Specifically, we determined we did not have sufficient controls in place for the adequate review of purchase accounting reserves and the monitoring of changes in contract terms which could affect the accounting for such reserves. Management has concluded that this control deficiency constituted a material weakness and that, as a result, our internal control over financial reporting was ineffective as of March 30, 2008.
     In order to determine that the unaudited quarterly consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we performed additional reviews of our remaining purchase accounting reserves and determined them to be appropriate and in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the company’s financial position, results of operations and cash flows for the periods presented.
     During our review we also noted that the remaining purchase accounting reserves are immaterial to our financial position as of March 30, 2008. As such, we believe that this material weakness has been remediated.
Changes in Internal Control over Financial Reporting
     Except for the material weakness identified above, related to the timely review of purchase accounting reserves during the financial reporting process, there were no changes in our internal control over financial reporting during the quarter ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K except for the following risk factor.
Our substantial indebtedness could prevent us from fulfilling our obligations under our outstanding senior notes and our senior credit facilities.
     We have a significant amount of indebtedness. As of March 30, 2008, our total indebtedness was $683.0 million, excluding unused commitments under the revolving credit facility in our senior credit facilities. Additionally, on May 6, 2008, we borrowed an additional $200.0 million of term loans as an incremental facility (the “Incremental Facility”) pursuant to our existing senior credit facilities. After the incurrence of the indebtedness under the Incremental Facility, our total indebtedness was $882.0 million.
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
     In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, variable-rate indebtedness will create higher debt service requirements and it may become necessary for us to dedicate a larger portion of cash flow to service such indebtedness. To the extent we have not entered into hedging arrangements, we are exposed to cash flow risk due to changes in interest rates with respect to the entire $612.0 million of variable-rate indebtedness under our senior credit facilities.
     A one-percentage point increase in interest rates on our variable-rate indebtedness would decrease our annual pre-tax income by approximately $6.1 million.

We may be adversely affected if we are unable to maintain effective internal controls that ensure timely and reliable external financial reporting.
     We are annually required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Additionally, in connection with management’s assessment, we will be required to obtain an attestation report from an independent registered public accounting firm on their assessment of the operating effectiveness of our internal controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations.
     For the period ending March 30, 2008 our management determined that we had a material weakness related to our financial close and reporting process. This material weakness related to the timely review and adjustment of purchase accounting reserves, which if not identified could have led to a material misstatement in our financial statements.
     While we believe that this material weakness has been remediated, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses that could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three month period ended March 30, 2008, we issued an aggregate of 9,432 shares of our common stock or less than 1% of the aggregate amount of common stock outstanding, to our members of our board of directors in reliance on Section 4(2) of the Securities Act.
     During the three month period ended March 30, 2008, we issued an aggregate of 5,333 shares of our common stock in connection with the exercise of Stock Appreciation Rights originally granted in accordance with Rule 701 of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     On May 6, 2008, we entered into a joinder agreement with the Incremental Lenders whereby the Incremental Lenders agreed to fund the Incremental Facility, pursuant to which we borrowed an additional $200.0 million of term loans pursuant to our existing senior credit facilities. We received proceeds, net of fees and expenses, of approximately $184.8 million from the Incremental Facility, which we expect to use for general corporate purposes.
     After the incurrence of the indebtedness under the Incremental Facility, $612.0 million is outstanding under our senior credit facilities. The interest rates per annum applicable to the Incremental Facility are, at our option, the ABR or Eurodollar Base Rate plus, in each case, an applicable margin equal to 3.00% for ABR loans and 4.00% for Eurodollar Base Rate loans, subject to a Eurodollar Base Rate floor of 3.50%.
     Except for amortization and interest rate, the terms of the Incremental Facility, including mandatory prepayments, representations and warranties, covenants and events of default, are the same as those applicable to the existing term loans under our senior credit facilities. The term loans under the Incremental Facility will be repayable in equal quarterly installments of $470,000 starting in September 2008, with the balance due on December 22, 2011.

ITEM 6. EXHIBITS
(a) Exhibits

(10.1)*	Joinder Agreement dated May 6, 2008

(31.1)*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

     SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.

(Registrant)

May 12, 2008	/s/ KEITH HOWE

(Date)	Vice President and Chief Financial Officer

May 12, 2008	/s/ WENDY HARGUS

(Date)	Interim Principal Accounting Officer