Form 10-Q
period 2008-06-29
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2008-08-11
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at August 7, 2008 was 24,798,382.

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
Specific factors that might cause actual results to differ from our expectations include, but are not limited to:
•
significant considerations and risks discussed in this report, our Quarterly Report on Form 10-Q for the period ended March 30, 2008 and our Annual Report on Form 10-K for the year ended December 31, 2007;

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

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	environmental constraints on operations and environmental liabilities arising out of past or present operations;

•	current and future litigation;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance; and

•	weather and other natural phenomena.

Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
(dollars in millions, except par value per share )

	June 29,
	2008	December 31,
	(unaudited)	2007
Assets
Current assets:
Cash and cash equivalents	$243.8	$75.6
Trade and other receivables	121.2	81.4
Inventories	336.4	362.8
Other current assets	9.5	6.4

Total current assets	710.9	526.2

Property, plant and equipment, net	516.1	507.0
Goodwill	527.7	527.7
Identifiable intangible assets, net	33.0	40.1
Debt origination costs, net and other assets	15.6	11.5
Investment in joint venture	—	8.4

Total assets	$1,803.3	$1,620.9

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$140.6	$178.7
Accrued and other liabilities	68.9	74.1
Accrued payroll and employee benefits	44.9	48.2
Accrued post-retirement benefits-current	47.2	47.2
Accrued pension-current	0.3	0.7
Current portion of long-term bank debt	5.9	4.0
Accrued contract liabilities	185.2	230.4

Total current liabilities	493.0	583.3

Long-term liabilities:
Accrued post-retirement benefits	435.2	482.0
Accrued pension	345.2	361.2
Long-term bank debt, net of current portion	596.6	409.0
Long-term bond debt	270.0	270.0
Other non-current liabilities	177.2	181.2

Total liabilities	2,317.2	2,286.7

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,798,382 and 24,768,991 issued and outstanding at June 29, 2008 and December 31, 2007, respectively	0.3	0.3
Additional paid-in capital	418.9	417.4
Shares held in rabbi trust	(1.6)	(1.6)
Accumulated deficit	(487.0)	(595.0)
Accumulated other comprehensive loss	(444.5)	(486.9)

Total stockholders’ equity (deficit)	$(513.9)	$(665.8)

Total liabilities and stockholders’ equity (deficit)	$1,803.3	$1,620.9

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
(unaudited, in millions)

	For the Three Months Ended		For the Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Revenue	$480.7	$427.6	$906.1	$808.3

Costs and expenses

Cost of sales	377.1	325.8	703.4	618.3
Selling, general and administrative expenses	55.7	59.7	110.0	113.7

Total costs and expenses	432.8	385.5	813.4	732.0

Operating income	47.9	42.1	92.7	76.3

Other income (expense)
Interest income	0.9	0.9	1.0	2.2
Other gain (loss)	47.1	—	47.1	(0.1)
Equity in loss of joint venture	(0.2)	(0.4)	(0.6)	(0.7)
Interest expense	(16.4)	(15.7)	(32.2)	(31.6)

Income before income taxes	79.3	26.9	108.0	46.1
Income tax expense	—	0.8	—	0.8

Net income	$79.3	$26.1	$108.0	$45.3

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended
	June 29,	July 1,
	2008	2007
Operating activities
Net income	$108.0	$45.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32.8	30.4
Stock compensation expense	1.4	1.8
Equity in losses of joint venture	0.6	0.7
(Gain) Loss from asset disposals	(48.5)	0.6
Changes in current assets and liabilities:
Trade and other receivables	(39.8)	(32.9)
Inventories	26.4	(13.7)
Other current assets	(3.1)	(1.4)
Accounts payable, trade	(38.1)	(7.2)
Accrued payroll and employee benefits	(3.3)	(9.5)
Accrued and other liabilities	(5.6)	13.1
Accrued contract liabilities	(45.2)	1.4
Other assets and liabilities—long-term	(23.3)	(26.9)

Net cash provided by (used in) operating activities	(37.7)	1.7
Investing activities
Capital expenditures	(32.8)	(31.0)
Proceeds from sale of assets	—	23.1
Proceeds from sale of joint venture	55.0	—
Investment in joint venture	—	(14.0)

Net cash provided by (used in) investing activities	22.2	(21.9)
Financing activities
Proceeds from short-term bank debt	153.0	—
Payments on short-term bank debt	(153.0)	—
Proceeds from Incremental Facility	184.6	—
Payments on long-term bank debt	(1.0)	(2.0)
Payments on capital leases	—	(0.6)
Proceeds from sale of common stock	0.1	—

Net cash provided by (used in) financing activities	183.7	(2.6)

Net increase (decrease) in cash and cash equivalents	168.2	(22.8)
Cash and cash equivalents at beginning of period	75.6	93.4

Cash and cash equivalents at end of period	$243.8	$70.6

See accompanying notes

Vought Aircraft Industries, Inc.
Notes to the Interim Unaudited Condensed Consolidated Financial Statements
Period Ending June 29, 2008
Note 1 – Organization and Basis of Presentation
     Vought Aircraft Industries, Inc. (“Vought”) and its wholly owned subsidiaries, VAC Industries, Inc., Vought Commercial Aircraft Corporation and Contour Aerospace Corporation (“Contour”) are herein referred to collectively as “we” or the “Company.” We are a leading global manufacturer of aerostructure products for commercial, military and business jet aircraft. We have a long history of developing and manufacturing a wide range of complex aerostructures such as fuselages, wing and tail assemblies, engine nacelles, flight control surfaces as well as helicopter cabins. Our diverse and long-standing customer base consists of the leading aerospace original equipment manufacturers, or OEMs, including Airbus, Bell Helicopter, Boeing, Cessna, Gulfstream, Hawker Beechcraft, Lockheed Martin, Northrop Grumman and Sikorsky, as well as the U.S. Air Force.
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
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three and six month periods ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2008.
     It is our practice to close our books and records based on a thirteen-week quarter, which can lead to different period end dates for comparative purposes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal years end on December 31.
     The consolidated balance sheet at December 31, 2007 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2 – Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. We adopted SFAS No. 157 for our financial assets and liabilities on January 1, 2008 and it has not materially affected our financial statements. The FAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2. See Note 15 — Fair Value Measurements for a summary of the assets and liabilities that are measured at fair value as of June 29, 2008.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair value at the acquisition date. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisitions occurring in fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) will have an impact on accounting for business combinations that occur after the adoption date.
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
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

Note 3 – Inventories
     Costs included in inventory consist of all direct production costs, manufacturing and engineering overhead, production tooling costs and certain general and administrative expenses.
     Inventories consisted of the following:

	June 29,	December 31,
	2008	2007
	(in millions)
Production costs of contracts in process	$856.9	$727.7
Finished goods	2.1	2.0
Less: unliquidated progress payments	(522.6)	(366.9)

Total inventories	$336.4	$362.8

     During the six month period ended June 29, 2008, we released purchase accounting reserves of $22.6 million for the 747 program to reflect the scheduled completion of the deliveries for the 747-400 model. They were released from inventory and accrued contract liabilities to income through the Cost of Sales caption in our Consolidated Statement of Operations, increasing our reported income for the period. Additionally, we accelerated the useful life of an intangible asset associated with the 747 program for the same reason. Refer to Note 4 — Goodwill and Intangible Assets for disclosure of the impact of the change in useful life.
Note 4 – Goodwill and Intangible Assets
     Goodwill is tested for impairment, at least annually, in accordance with the provisions of SFAS 142 Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Because we currently have an accumulated deficit, no impairment charges were recognized in the six months ended June 29, 2008 or the six months ended July 1, 2007.
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

     Intangible assets consisted of the following:

	June 29,	December 31,
	2008	2007
	(in millions)
Programs and contracts	$137.3	$137.3
Less: accumulated amortization	(104.3)	(97.2)

Identifiable intangible assets, net	$33.0	$40.1

     During the six month period ended June 29, 2008, we made a change to the estimated useful life of an intangible asset associated with our 747 program to reflect a change in the estimated period during which the remaining deliveries of the 747-400 model would be made. As of March 30, 2008, the useful life was accelerated from 28 months to 7 months. This change in estimate resulted in an additional $1.2 million recorded to selling, general and administrative expenses. Including this change, scheduled remaining amortization of identifiable intangible assets as of June 29, 2008 is as follows:

(in millions)
2008	$5.9
2009	6.8
2010	4.8
2011	2.1
2012	2.1
Thereafter	11.3

Total remaining amortization of identifiable intangible assets	$33.0

Note 5 – Pension and Other Post-retirement Benefits
     The components of net periodic benefit cost for our pension plans and other post-retirement benefit plans were as follows:

	Pension Benefits				Other Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007	2008	2007	2008	2007
	(in millions)
Components of net periodic benefit cost (income):
Service cost	$4.7	$4.7	$9.5	$9.4	$1.2	$1.4	$2.5	$2.8
Interest cost	27.5	25.6	54.8	51.1	7.2	8.2	14.9	16.4
Expected return on plan assets	(31.0)	(29.1)	(62.1)	(58.5)	—	—	—	—
Amortization of net (gain) loss	6.9	9.2	13.8	18.4	1.4	1.5	2.7	3.0
Amortization of prior service cost	2.9	1.0	5.9	2.0	(5.4)	(2.4)	(9.2)	(4.7)
Plan settlement or curtailment (gain) loss (a)	—	1.3	—	5.9	—	—	—	—

Net periodic benefit cost	$11.0	$12.7	$21.9	$28.3	$4.4	$8.7	$10.9	$17.5

Defined contribution plans cost	$4.6	$1.7	$9.3	$3.7

(a)
As a result of lump sum payments made under provisions of our non-qualified (“excess”) pension plan, we recorded pension settlement charges of $4.6 million and $1.3 million as part of net periodic benefit cost and other comprehensive loss during the first and second quarters of 2007, respectively.

We periodically experience events or take actions that affect our benefit plans. Some of these events or actions require remeasurements and result in special charges. The following summarizes the key events that affect our net periodic benefit cost and obligations:
•
During February and April of 2008, two of our union represented groups ratified new collective bargaining agreements. Those agreements each provide for a freeze in pension benefit accruals, effective December 31, 2008, for bargaining unit employees who, as of December 31, 2007, had less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any employees hired on or after March 1, 2008 for the first group and April 1, 2008 for the second group, will receive a defined contribution benefit. The agreements provide for a one-time retirement incentive program to be offered to eligible employees during 2008. The agreements also provided for certain modifications to the retiree medical benefits for bargaining unit retirees and eliminated retiree medical coverage for any bargaining unit employees hired on or after January 1, 2008.

•
Also, during the six months ended June 29, 2008, we announced amendments to medical plans for two groups of non-represented, current retirees. Effective January 1, 2008, medical coverage for participants in those two groups will be eliminated at age 65 and replaced with a fixed monthly stipend.

•
The aforementioned 2008 changes led to remeasurement of affected plans’ assets and obligations, which resulted in a $14.9 million increase in unfunded liability for pension plans and a $44.1 million decrease in liability for the OPEB plans remeasured.

Note 6 – Commitments
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
     The following is a roll-forward of amounts accrued for warranty reserve included in Current and Long-term liabilities:

Warranty
Reserve
(in millions)
Balance at December 31, 2006	$6.8
Warranty costs incurred	(0.4)
Warranties issued	0.8

Balance at December 31, 2007	$7.2

Warranty costs incurred	(0.3)
Warranties issued	0.9

Balance at June 29, 2008	$7.8

Note 7 – Environmental Contingencies
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

     The following is a roll-forward of amounts accrued for environmental liabilities included in Current and Long-term liabilities:

Environmental
Liability
(in millions)
Balance at January 1, 2007	$4.1
Environmental costs incurred	(0.3)

Balance at December 31, 2007	3.8
Environmental costs incurred	(0.3)

Balance at June 29, 2008	$3.5

Note 8 – Other Non-Current Liabilities
     Other non-current liabilities consisted of the following:

	June 29,	December 31,
	2008	2007
	(in millions)
Deferred income from the sale of Hawthorne facility (a)	$52.6	$52.6
State of South Carolina grant monies (b)	62.6	66.7
State of Texas grant monies	35.0	35.0
Deferred worker’s compensation	15.2	15.6
Accrued warranties	7.2	6.6
Other	4.6	4.7

Total other non-current liabilities	$177.2	$181.2

(a)
In July 2005, we sold our Hawthorne facility and concurrently signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five-year renewal options. Due to certain contractual obligations, which require our continuing involvement in the facility, this transaction has been recorded as a financing transaction and not as a sale. The cash received in July 2005 of $52.6 million was recorded as a deferred liability on our balance sheet in other non-current liabilities. This liability will remain on our balance sheet until the related contractual obligations are fulfilled or the obligations expire.

(b)
With the activation of the South Carolina plant in June 2006, we began recognizing a portion of the State of South Carolina grant monies as a reduction of depreciation expense, which amounted to $1.7 million and $1.6 million for the six months ended June 29, 2008 and July 1, 2007, respectively. Additionally, during the six month period ended June 29, 2008, we made a required distribution of state grant proceeds of $2.4 million to our former joint venture, Global Aeronautica. See Note 12 — Investment in Joint Venture.

Note 9 – Income Taxes
     Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

     Because we are in a cumulative net operating loss position, there was no material impact to our consolidated financial position at the date of adoption. The cumulative effects of applying this interpretation resulted in an unrecognized tax benefit of $5.5 million as of December 31, 2007, which caused a reduction of the net operating loss deferred tax asset and a corresponding reduction in the valuation allowance. There was no material change to our unrecognized tax benefits position during the six months ended June 29, 2008. We do not believe that the total amount of unrecognized tax benefits will significantly decrease or increase as of December 31, 2008.
     We recognize any accrued interest and penalties related to unrecognized tax benefits in federal income tax expense. As of June 29, 2008, we had no material amounts of interest and penalties accrued related to unrecognized tax benefits.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to examination by the Internal Revenue Service in the U.S. federal tax jurisdiction for the 2000-2007 tax years. We are also subject to examination in various state jurisdictions for the 2000-2007 tax years.
     During the six month period ended July 1, 2007, we incurred an $0.8 million expense related to the alternative minimum tax (“AMT”), which arose because of a limitation on the amount of net operating losses available to offset projected taxable income. During the six months ended June 29, 2008, we did not incur an expense related to the AMT. Other than AMT, we have not recorded a federal income tax provision for any period presented because the amount provided for federal income taxes are offset by reductions in our valuation allowance. State income taxes are reported as part of Selling, general and administrative expenses.
Note 10 – Stockholders’ Equity
     As of June 29, 2008, we maintained two stock option plans and one incentive award plan under which we have issued share-based awards to our employees and our directors.
2001/2003 Stock Option Plans
     During 2001, we adopted the Amended and Restated 2001 Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years, but were subject to accelerated vesting based on the ability to meet company performance targets. The incentive options granted to our employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At June 29, 2008, options granted and outstanding from the 2001 Stock Option Plan to employees and directors amounted to 562,490 shares of which 493,470 are vested and exercisable.
     In connection with the acquisition of Aerostructures in 2003, Vought assumed a similar stock option plan maintained by Aerostructures (the “2003 Stock Option Plan). Outstanding options granted under that plan, which had been fully vested pursuant prior to the acquisition, were exchanged for 217,266 of Vought stock options. No new options have been granted under the 2003 Stock Option Plan. At June 29, 2008, all outstanding options under that plan had expired.

     A summary of stock option activity for the six month period ended June 29, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Options	Price	(in years)
Outstanding at December 31, 2007	661,479	$14.57
Granted	—	—
Forfeited or expired	(98,989)	11.07
Exercised	—	—

Outstanding at June 29, 2008	562,490	$15.19	3.7

Vested or expected to vest (a)	562,490	15.19	3.7

Exercisable at June 29, 2008	493,470	$14.57	3.7

(a)	Represents outstanding options reduced by expected forfeitures. Expected forfeitures assumed under SFAS 123 were zero.
Shares Held in Rabbi Trust
     A rabbi trust is a grantor trust, typically established to fund deferred compensation for management. In 2000, we set up a rabbi trust in connection with certain income deferrals made at that time by a number of our then-executives. Shares of company stock were contributed to the rabbi trust in order to fund the obligations to those executives in connection with those deferrals. Our stock held in the trust is recorded at historical cost, and the corresponding deferred compensation liability is recorded at the current fair value of our common stock. Common stock held in the rabbi trust is classified in equity as “Shares held in rabbi trust.” During the three and six month periods ended June 29, 2008, no activity occurred in the rabbi trust account and 158,322 shares remain held in the rabbi trust.
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

     Stock Appreciation Rights (SARs)
     A summary of SARs activity for the six month period ended June 29, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Conractual
		Exercise	Term
	SARs	Price	(in years)
Outstanding at December 31, 2007	972,750	$10.00	8.9
Granted	—	—
Forfeited or expired	(23,400)	10.00
Exercised	(21,775)	10.00

Outstanding at June 29, 2008	927,575	$10.00	8.4

Vested or expected to vest (a)	774,156	10.00	8.4

Exercisable at June 29, 2008	413,686	$10.00	8.4

(a)	Represents outstanding SARs reduced by expected forfeitures.
     During the six month period ended June 29, 2008, the exercise of SARs resulted in the issuance of 9,470 shares of common stock.
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
     A summary of RSUs activity for six months ended June 29, 2008 is as follows:

		Grant-date
	RSUs	Fair-Value
Outstanding at December 31, 2007	574,421	$9.12
Granted	58,840	23.85
Forfeited or expired	(12,500)	8.79
Converted	—	—

Outstanding at June 29, 2008	620,761	$10.52

Vested or expected to vest (a)	496,092

Vested at June 29, 2008	107,583	$9.36

(a)	Represents outstanding RSUs reduced by expected forfeitures.

Restricted Shares
     During the six month period ended June 29, 2008, we granted 9,432 restricted shares to outside directors as compensation for their services. These restricted shares will vest over the course of 2008. The restricted shares were valued at the fair value of our common stock at the date of issuance.
Note 11 – Stock-Based Compensation
     As described in Note 10 — Stockholders’ Equity, we maintain two stock option plans and one incentive award plan under which we have issued equity-based awards to our employees and our directors. During 2007 and 2008, in accordance with SFAS 123(R), we recognized total compensation expense for all awards as follows:

	Stock Compensation Expense
	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in millions)
Stock Options	$—	$—	$—	$—
Stock appreciation rights (SARs)	0.2	0.5	0.4	0.9
Restricted stock units (RSUs)	0.5	0.5	0.9	0.8
Restricted shares	0.1	—	0.1	0.1

Total stock compensation expense	$0.8	$1.0	$1.4	$1.8

     The terms and assumptions used in calculating stock compensation expense for each category of equity-based awards are included below.
Stock Options
     Stock options have been granted for a fixed number of shares to employees and directors with an exercise price equal to no less than the fair value of the shares at the date of grant. We have adopted SFAS 123(R) Share-based Payment (SFAS 123(R)) and elected to apply the “modified prospective” method. SFAS 123(R) requires us to value stock options granted prior to its adoption under the fair value method and expense these amounts over the stock options’ remaining vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. No additional stock options have been granted since our adoption of SFAS 123(R). The assumptions used in our fair value calculation were as follows:

Expected dividend yield	0%
Risk free interest rate	3.9% – 4.4%
Expected term	6 years
     The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. The expected life of our stock options was based on the vesting term of the options. We recorded $6,335 and $12,670 of stock compensation expense during the three and six months ended June 29, 2008, respectively, and the same amounts in the three and six months ended July 1, 2007.

SARs
     The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model and based on a number of assumptions including expected term, volatility and interest rates. We do not have publicly traded equity and our history is short, so we have no reliable historical data to estimate the expected term effectively. Therefore, in compliance with SAB 107, we used a temporary “simplified method” to estimate our expected term. Based on the guidance of SFAS 123(R), expected volatility was derived from an index of historical volatilities from several companies that conduct business in the aerospace industry. The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. Our estimated forfeiture rate was 11% as of July 1, 2007 but was adjusted to the current level of 26% during the third quarter of 2007.
     The assumptions used in our calculations of fair value for the six month period ended July 1, 2007 were as follows:

2007
Stock price	$8.79
Strike price	$10.00
Expected term	6.25 years
Risk free interest rate	4.76 – 5.02%
Expected volatility	53 – 54%
Dividend rate	0%
     During the six month period ended June 29, 2008, no SARs were granted. As of June 29, 2008, we had $0.8 million of unrecognized compensation cost remaining.
RSUs
     The value of each RSU awarded is the same as the fair market value of our common stock at the date of grant in accordance with SFAS 123(R). Because we do not have publicly traded equity, an independent third party valuation firm computes the fair value of our common stock. Our estimated forfeiture rate was 11% as of July 1, 2007 but was adjusted to the current level of 26% during the third quarter of 2007. However, no forfeiture rate was used in our calculation of the grants to the CEO and CFO that vest upon the first occurrence of a change in control or a date specified in the agreement, due to our assumption that they will remain employed until the vesting of these awards. As of June 29, 2008, we had $2.6 million of unrecognized compensation cost remaining.
Restricted Shares
     The restricted shares granted during the six month period ended June 29, 2008 are scheduled to vest during 2008. Those shares were valued at the fair value of our common stock at the date of issuance. We recognized stock compensation expense of approximately $56,000 and $10,000 for the three month periods ended June 29, 2008 and July 1, 2007, respectively. For the six month periods ended June 29, 2008 and July 1, 2007, we recognized stock compensation expense of approximately $112,000 and $47,000, respectively.
Note 12 – Investment in Joint Venture
     In April 2005, we entered into a joint venture agreement with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA, to form a limited liability company called Global Aeronautica, LLC (“Global Aeronautica”), which integrates major components of the fuselage and performs related testing activities for the Boeing 787 program. We and Alenia, each had a 50% interest in Global Aeronautica.

     On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing for $55 million and as a result, recorded a $47.1 million gain on the sale during the three and six month periods ended June 29, 2008. In future periods, our results of operations will not be impacted by this joint venture.
Note 13 – Long-Term Debt
     On May 6, 2008, we entered into a joinder agreement with Lehman Brothers Commercial Bank, Lehman Commercial Paper Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and J.P. Morgan Securities Inc. (the “Incremental Lenders”) whereby the Incremental Lenders agreed to fund an incremental facility (the “Incremental Facility”), pursuant to which we borrowed an additional $200.0 million of term loans pursuant to our existing senior secured credit facilities. We received proceeds, net of discount, fees and expenses, of approximately $184.6 million from the Incremental Facility. We expect to use remaining amounts for general corporate purposes.
     As of June 29, 2008, $612.0 million of debt principal is outstanding under our senior secured credit facilities. The $602.5 million balance reflected on the Consolidated Balance Sheet is net of $9.5 million of unamortized original issue discount associated with the Incremental Facility. The interest rates per annum applicable to the Incremental Facility are, at our option, the ABR or Eurodollar Base Rate plus, in each case, an applicable margin equal to 3.00% for ABR loans and 4.00% for Eurodollar Base Rate loans, subject to a Eurodollar Base Rate floor of 3.50%. Our effective interest rate on the Incremental Facility for the three and six month periods ended June 29, 2008 was 9.6%.
     Except for amortization and interest rate, the terms of the Incremental Facility, including mandatory prepayments, representations and warranties, covenants and events of default, are the same as those applicable to the existing term loans under our senior secured credit facilities. The term loans under the Incremental Facility will be repayable in equal quarterly installments of $470,000 starting in September 2008, with the balance due on December 22, 2011.
Note 14 – Related Party Transactions
     A management agreement between us and our controlling stockholder, The Carlyle Group, requires us to pay an annual fee of $2.0 million for various management services. We incurred fees of $0.5 million and $1.0 million for the three and six month periods ended June 29, 2008 and July 1, 2007, respectively.
     Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to long-term contracts. The most recent of these agreements was entered into on December 19, 2007 in connection with the expiration of one of our pre-existing long-term contracts with Wesco, and following a competitive re-procurement of that work package. On September 29, 2006, The Carlyle Group acquired a majority stake in Wesco, and as a result, we are both now under common control of The Carlyle Group through its affiliated funds. In addition, three of our directors, Messrs. Squier, Clare and Palmer, also serve on the board of directors of Wesco. The Carlyle Group will indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the three month periods ended June 29, 2008 and July 1, 2007 was approximately $8.1 million and $4.6 million, respectively. Approximately, $15.1 million and $7.6 million was paid to Wesco pursuant to our contracts with Wesco for the six month periods ended June 29, 2008 and July 1, 2007.
     As previously disclosed in Exhibit 10.2 of Form 8-K filed with the SEC on February 6, 2006, upon the retirement in the first quarter of 2006 of Tom Risley (“Mr. Risley”), our former Chief Executive Officer, we entered into a consulting agreement with Mr. Risley for a minimum fee of $36,000 plus expenses, with a total payout plus expenses not to exceed $200,000. The total fees and expenses incurred under that agreement were $43,800 through the expiration of the agreement on February 28, 2007. Of that total, approximately $9,000 was incurred during the six month period ended July 1, 2007.

Note 15 – Guarantor Subsidiaries
     The 8% Senior Notes due 2011 are fully and unconditionally and jointly and severally guaranteed, on a senior unsecured basis, by our 100% owned subsidiaries. In accordance with criteria established under Rule 3-10(f) of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”), summarized financial information of Vought and its guarantor subsidiaries is presented below:

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
June 29, 2008
(dollars in millions, except par value per share) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$243.6	$0.2	$—	$243.8
Trade and other receivables	114.6	6.6	—	121.2
Intercompany receivable	22.8	9.0	(31.8)	—
Inventories	321.5	14.9	—	336.4
Other current assets	9.2	0.3	—	9.5

Total current assets	711.7	31.0	(31.8)	710.9

Property, plant and equipment, net	507.5	8.6	—	516.1
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	33.0	—	—	33.0
Debt origination costs, net and other assets	15.6	—	—	15.6
Investment in affiliated company	74.4	—	(74.4)	—

Total assets	$1,806.2	$103.3	$(106.2)	$1,803.3

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$135.9	$4.7	$—	$140.6
Intercompany payable	9.0	22.8	(31.8)	—
Accrued and other liabilities	68.8	0.1	—	68.9
Accrued payroll and employee benefits	43.6	1.3	—	44.9
Accrued post-retirement benefits-current	47.2	—	—	47.2
Accrued pension-current	0.3	—	—	0.3
Current portion of long-term bank debt	5.9	—	—	5.9
Accrued contract liabilities	185.2	—	—	185.2

Total current liabilities	495.9	28.9	(31.8)	493.0

Long-term liabilities:
Accrued post-retirement benefits	435.2	—	—	435.2
Accrued pension	345.2	—	—	345.2
Long-term bank debt, net of current portion	596.6	—	—	596.6
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	177.2	—	—	177.2

Total liabilities	2,320.1	28.9	(31.8)	2,317.2

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,798,382 issued and outstanding at June 29, 2008	0.3	—	—	0.3
Additional paid-in capital	418.9	80.3	(80.3)	418.9
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Accumulated deficit	(487.0)	(5.9)	5.9	(487.0)
Accumulated other comprehensive loss	(444.5)	—	—	(444.5)

Total stockholders’ equity (deficit)	$(513.9)	$74.4	$(74.4)	$(513.9)

Total liabilities and stockholders’ equity (deficit)	$1,806.2	$103.3	$(106.2)	$1,803.3

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
December 31, 2007
(dollars in millions, except par value per share)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$75.1	$0.5	$—	$75.6
Trade and other receivables	75.3	6.1	—	81.4
Intercompany receivable	24.1	7.3	(31.4)	—
Inventories	347.0	15.8	—	362.8
Other current assets	5.9	0.5	—	6.4

Total current assets	527.4	30.2	(31.4)	526.2

Property, plant and equipment, net	498.7	8.3	—	507.0
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	40.1	—	—	40.1
Debt origination costs, net and other assets	11.5	—	—	11.5
Investment in affiliated company	72.5	—	(72.5)	—
Investment in joint venture	8.4	—	—	8.4

Total assets	$1,622.6	$102.2	$(103.9)	$1,620.9

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$174.3	$4.4	$—	$178.7
Intercompany payable	7.3	24.1	(31.4)	—
Accrued and other liabilities	73.9	0.2	—	74.1
Accrued payroll and employee benefits	47.2	1.0	—	48.2
Accrued post-retirement benefits-current	47.2	—	—	47.2
Accrued pension-current	0.7	—	—	0.7
Current portion of long-term bank debt	4.0	—	—	4.0
Accrued contract liabilities	230.4	—	—	230.4

Total current liabilities	585.0	29.7	(31.4)	583.3

Long-term liabilities:
Accrued post-retirement benefits	482.0	—	—	482.0
Accrued pension	361.2	—	—	361.2
Long-term bank debt, net of current portion	409.0	—	—	409.0
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	181.2	—	—	181.2

Total liabilities	2,288.4	29.7	(31.4)	2,286.7

Stockholders’ equity (deficit):

Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,768,991 issued and outstanding at December 31, 2007	0.3	—	—	0.3

Additional paid-in capital	417.4	80.3	(80.3)	417.4
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Accumulated deficit	(595.0)	(7.8)	7.8	(595.0)
Accumulated other comprehensive loss	(486.9)	—	—	(486.9)

Total stockholders’ equity (deficit)	$(665.8)	$72.5	$(72.5)	$(665.8)

Total liabilities and stockholders’ equity (deficit)	$1,622.6	$102.2	$(103.9)	$1,620.9

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Three Months Ended June 29, 2008
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$467.1	$19.6	$(6.0)	$480.7

Costs and expenses

Cost of sales	366.6	16.5	(6.0)	377.1
Selling, general and administrative expenses	54.0	1.7	—	55.7

Total costs and expenses	420.6	18.2	(6.0)	432.8

Operating income	46.5	1.4	—	47.9

Other income (expense)
Interest income	0.9	—	—	0.9
Other gain	47.1	—	—	47.1
Equity in loss of joint venture	(0.2)	—	—	(0.2)
Interest expense	(16.4)	—	—	(16.4)
Equity in income (loss) of consolidated subsidiaries	1.4	—	(1.4)	—

Income (loss) before income taxes	79.3	1.4	(1.4)	79.3
Income tax expense	—	—	—	—

Net income (loss)	$79.3	$1.4	$(1.4)	$79.3

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Three Months Ended July 1, 2007
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$415.2	$14.4	$(2.0)	$427.6

Costs and expenses
Cost of sales	314.7	13.1	(2.0)	325.8
Selling, general and administrative expenses	58.4	1.3	—	59.7

Total costs and expenses	373.1	14.4	(2.0)	385.5

Operating income (loss)	42.1	—	—	42.1

Other income (expense)
Interest income	0.9	—	—	0.9
Other gain (loss)	—	—	—	—
Equity in loss of joint venture	(0.4)	—	—	(0.4)
Interest expense	(15.7)	—	—	(15.7)
Equity in income (loss) of consolidated subsidiaries	—	—	—	—

Income (loss) before income taxes	26.9	—	—	26.9
Income taxes	0.8	—	—	0.8

Net income (loss)	$26.1	$—	$—	$26.1

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Six Months Ended June 29, 2008
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$880.1	$37.1	$(11.1)	$906.1

Costs and expenses

Cost of sales	682.2	32.3	(11.1)	703.4
Selling, general and administrative expenses	107.1	2.9	—	110.0

Total costs and expenses	789.3	35.2	(11.1)	813.4

Operating income	90.8	1.9	—	92.7

Other income (expense)
Interest income	1.0	—	—	1.0
Other gain	47.1	—	—	47.1
Equity in loss of joint venture	(0.6)	—	—	(0.6)
Interest expense	(32.2)	—	—	(32.2)
Equity in income (loss) of consolidated subsidiaries	1.9	—	(1.9)	—

Income (loss) before income taxes	108.0	1.9	(1.9)	108.0
Income tax expense	—	—	—	—

Net income (loss)	$108.0	$1.9	$(1.9)	$108.0

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Six Months Ended July 1, 2007
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$783.4	$29.0	$(4.1)	$808.3

Costs and expenses
Cost of sales	593.4	29.0	(4.1)	618.3
Selling, general and administrative expenses	111.2	2.5	—	113.7

Total costs and expenses	704.6	31.5	(4.1)	732.0

Operating income (loss)	78.8	(2.5)	—	76.3

Other income (expense)
Interest income	2.2	—	—	2.2
Other loss	(0.1)	—	—	(0.1)
Equity in loss of joint venture	(0.7)	—	—	(0.7)
Interest expense	(31.6)	—	—	(31.6)
Equity in income (loss) of consolidated subsidiaries	(2.5)	—	2.5	—

Income (loss) before income taxes	46.1	(2.5)	2.5	46.1
Income taxes	0.8	—	—	0.8

Net income (loss)	$45.3	$(2.5)	$2.5	$45.3

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Six Months Ended June 29, 2008
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$108.0	$1.9	$(1.9)	$108.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32.1	0.7	—	32.8
Stock compensation expense	1.4	—	—	1.4
Equity in losses of joint venture	0.6	—	—	0.6
(Gain)/Loss from asset disposals	(48.5)	—	—	(48.5)
Income from investments in consolidated subsidiaries	(1.9)	—	1.9	—
Changes in current assets and liabilities:
Trade and other receivables	(39.3)	(0.5)	—	(39.8)
Intercompany accounts receivable	1.3	(1.7)	0.4	—
Inventories	25.5	0.9	—	26.4
Other current assets	(3.3)	0.2	—	(3.1)
Accounts payable, trade	(38.4)	0.3	—	(38.1)
Intercompany accounts payable	1.7	(1.3)	(0.4)	—
Accrued payroll and employee benefits	(3.6)	0.3	—	(3.3)
Accrued and other liabilities	(5.5)	(0.1)	—	(5.6)
Accrued contract liabilities	(45.2)	—	—	(45.2)
Other assets and liabilities—long-term	(23.3)	—	—	(23.3)

Net cash provided by (used in) operating activities	(38.4)	0.7	—	(37.7)
Investing activities
Capital expenditures	(31.8)	(1.0)	—	(32.8)
Proceeds from sale of joint venture	55.0	—	—	55.0

Net cash provided by (used in) investing activities	23.2	(1.0)	—	22.2
Financing activities
Proceeds from short-term bank debt	153.0	—	—	153.0
Payments on short-term bank debt	(153.0)	—	—	(153.0)
Proceeds from Incremental Facility	184.6	—	—	184.6
Payments on long-term bank debt	(1.0)	—	—	(1.0)
Proceeds from sale of common stock	0.1	—	—	0.1

Net cash provided by (used in) financing activities	183.7	—	—	183.7

Net decrease in cash and cash equivalents	168.5	(0.3)	—	168.2
Cash and cash equivalents at beginning of period	75.1	0.5	—	75.6

Cash and cash equivalents at end of period	$243.6	$0.2	$—	$243.8

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Six Months Ended July 1, 2007
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$45.3	$(2.5)	$2.5	$45.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29.6	0.8	—	30.4
Stock compensation expense	1.8	—	—	1.8
Equity in losses of joint venture	0.7	—	—	0.7
Loss from asset disposals	0.5	0.1	—	0.6
Income from investments in consolidated subsidiaries	2.5	—	(2.5)	—
Changes in current assets and liabilities:
Trade and other receivables	(29.9)	(3.0)	—	(32.9)
Intercompany accounts receivable	(2.5)	(0.3)	2.8	—
Inventories	(13.0)	(0.7)	—	(13.7)
Other current assets	(1.4)	—	—	(1.4)
Accounts payable, trade	(10.4)	3.2	—	(7.2)
Intercompany accounts payable	0.3	2.5	(2.8)	—
Accrued payroll and employee benefits	(9.7)	0.2	—	(9.5)
Accrued and other liabilities	13.7	(0.6)	—	13.1
Accrued contract liabilities	1.4	—	—	1.4
Other assets and liabilities—long-term	(27.0)	0.1	—	(26.9)

Net cash provided by (used in) operating activities	1.9	(0.2)	—	1.7
Investing activities
Capital expenditures	(30.7)	(0.3)	—	(31.0)
Proceeds from sale of assets	23.1	—	—	23.1
Investment in joint venture	(14.0)	—	—	(14.0)

Net cash used in investing activities	(21.6)	(0.3)	—	(21.9)
Financing activities
Payments on long-term bank debt	(2.0)	—	—	(2.0)
Payments on capital leases	(0.3)	(0.3)	—	(0.6)

Net cash used in financing activities	(2.3)	(0.3)	—	(2.6)

Net decrease in cash and cash equivalents	(22.0)	(0.8)	—	(22.8)
Cash and cash equivalents at beginning of period	92.5	0.9	—	93.4

Cash and cash equivalents at end of period	$70.5	$0.1	$—	$70.6

Note 16 – Fair Value Measurements
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
          Our deferred compensation liability to former executives is based on the fair value of our common stock. As of June 29, 2008, the fair value determination of the $3.8 million deferred compensation liability involves level 3 inputs. However, the value of this liability has not substantially changed since December 31, 2007.
Note 17 – Comprehensive Income
     Comprehensive income consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(in millions)
Net income	$79.3	$26.1	$108.0	$45.3
Comprehensive income (loss), net of tax
Pension	(5.1)	1.3	4.8	5.9
OPEB	40.1	—	37.6	—

Total comprehensive income	$114.3	$27.4	$150.4	$51.2

We remeasured some of our benefit plans as of March 31, 2008 resulting in an increase to other comprehensive income for the period. For more information on the impact of this remeasurement, see Note 5 — Pension and Other Post-retirement Benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our interim unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the three month period ended March 30, 2008 and our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.
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
          Although the majority of our revenues are generated by sales in the U.S. market, we generate approximately 15% of our revenue from sales outside of the United States.
          Most of our revenues are generated under long-term contracts. Our customers typically place orders well in advance of required deliveries, which gives us considerable visibility with respect to our future revenues. These advance orders also generally create a significant backlog for us, which was approximately $3.8 billion at June 29, 2008. Our calculation of backlog includes only firm orders for commercial and business jet programs and funded orders for government programs, which causes our backlog to be substantially lower than the estimated aggregate dollar value of our contracts and may not be comparable to others in the industry.
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
          Military Aircraft. Sales to the military aircraft market are driven by U.S. national defense spending and procurement funding decisions, global geopolitical conditions and current operational use of the existing military aircraft fleet. Due to the current and anticipated pace of military operations in the Middle East and the U.S. military’s need to more rapidly repair or replace its existing fleet of equipment, we expect that spending for defense procurement should remain robust for at least the next several years. We believe that this will result in continued growth in our rotorcraft programs since they are some of the key equipment being used in the Middle East. Historically, the majority of our military revenues and a significant portion of our total revenue have been generated from our C-17 program. We currently have firm orders from Boeing to support C-17 production through 2009. On June 30, 2008, President Bush signed a bill to provide funding for 15 additional C-17 aircraft. We had previously received authorization from Boeing to initiate orders for long lead material for these 15 aircraft. Once we receive firm orders from Boeing on these aircraft, C-17 production will be extended through 2010. However, our business could be adversely impacted if the U.S. Congress does not fund additional C-17 aircraft and Boeing decides not to fund beyond their current commitment.
          Business Jet Aircraft. Sales to the business jet aircraft market are driven by long-term economic expansion, the increasing inconvenience of commercial airline travel, growing international acceptance and demand for business jet travel, increased fractional ownership of business jets and the introduction of new business jet models. During the past three years we have benefited from increased demand for our business jet products and we believe business jet deliveries will remain strong over the next several years. As a major supplier to the top-selling Gulfstream IV and V, Citation X, Hawker 800 and the recently announced Citation Columbus 850 programs, we believe we are well positioned in key segments of the business jet market. Nevertheless, the business jet industry is subject to many of the same risks as the commercial aircraft industry and our business could be adversely affected by significant changes in the U.S. or global economy.
Recent Developments
          On May 19, 2008, we announced the signing of a contract with Cessna for engineering design, tooling and production of the wing for its new Citation Columbus 850 business jet. The contract is a life of program contract and has a potential value of more than $1 billion through 2020. The Citation Columbus is a large cabin, intercontinental aircraft with a target range of 4,000 nautical miles at Mach .80 carrying eight passengers.
          Previously, the U.S. Air Force announced that the Northrop Grumman/EADS entrant was selected for the KC-45A tanker program, the replacement for the KC-135, and that the KC-45A will be based on a modified version of the Airbus A330 airframe. Boeing subsequently filed a protest regarding the Air Force’s decision to select the A330 airframe over Boeing’s entrant in the contract competition, which is based on a modified version of Boeing’s commercial 767 airframe. On June 18, 2008, the GAO found in Boeing’s favor on a number of issues related to its protest and, on June 18, 2008, Defense Secretary Robert Gates announced that the Air Force would reopen the bidding process on the contract. To the extent that the KC-45A will be based on modified versions of either the A330 or the 767 commercial airframe, we do not expect our results of operations will be materially affected by the ultimate selection of either over the other because we provide aerostructures for both of these commercial aircraft.

Basis of Presentation
          The following provides a brief description of some of the items that appear in our financial statements and general factors that impact these items. It is our practice to close our books and records based on a thirteen-week quarter, which can lead to different period end dates for comparative purposes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal years end on December 31.
          Revenue and Profit Recognition. We record revenue and profit on our long-term contracts using a percentage of completion method with units-of-delivery as our basis to measure progress toward completing the contract. Under this method of accounting, revenue on a contract is recorded as the units are delivered and accepted during the period at an amount equal to the contractual selling price of those units. The costs recorded on a contract under the units-of-delivery method are equal to the total costs at completion divided by the total units to be delivered. As our contracts can span multiple years, we often segment the contracts into production lots for the purposes of accumulating and allocating cost. Profit is recognized as the difference between revenue for the units delivered and the estimated costs for the units delivered.
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
          The impact of revisions in estimates is recognized on the cumulative catch-up basis in the period in which such revisions are made. Changes in our estimates of contract value or profit can impact revenue and/or cost of sales. For example, in the case of a customer settlement of a pending change order or claim, we may recognize additional revenue and/or margin depending on the production lot’s stage of completion. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (“forward losses”).
          For a further discussion of our revenue recognition policy, see ''— Critical Accounting Policies and Estimates — Revenue and Profit Recognition.’’
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
          Interest expense, net. Interest expense, net reflects interest income and expense, and includes the effects of any interest rate swaps, the amortization of capitalized debt origination costs and the amortization of the original issue discount on the Incremental Facility.

          Other gain (loss). Other gain (loss) represents miscellaneous items unrelated to our core operations. On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing for $55 million and as a result, recorded a $47.1 million gain on the sale during the three and six month periods ended June 29, 2008.
          Equity in loss of joint venture. Equity in loss of joint venture reflected our share of the loss from Global Aeronautica, a joint venture in which we formerly participated. As a result of the sale described above, in future periods, our results of operations will not be impacted by this joint venture.
          Income Tax Expense. Income tax expense represents federal income tax provided on our net book income. State income tax is included as part of Selling, general and administrative expenses. For a further discussion of our income tax provision, please see Note 9 — Income Taxes.
Results of Operations

	Three Months	Three Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	June 29, 2008	July 1, 2007	$ Change	June 29, 2008	July 1, 2007	$ Change
	(in millions)
Revenue:
Commercial	$237.4	$210.2	$27.2	$452.6	$404.0	$48.6
Military	157.5	141.8	15.7	295.4	256.3	39.1
Business Jet	85.8	75.6	10.2	158.1	148.0	10.1

Total revenue	$480.7	$427.6	$53.1	$906.1	$808.3	$97.8
Costs and expenses:
Cost of sales	377.1	325.8	51.3	703.4	618.3	85.1
Selling, general and administrative	55.7	59.7	(4.0)	110.0	113.7	(3.7)

Total costs and expenses	$432.8	$385.5	$47.3	$813.4	$732.0	$81.4

Operating income	47.9	42.1	5.8	92.7	76.3	16.4
Interest expense, net	(15.5)	(14.8)	(0.7)	(31.2)	(29.4)	(1.8)
Other gain/(loss)	47.1	—	47.1	47.1	(0.1)	47.2
Equity in loss of joint venture	(0.2)	(0.4)	0.2	(0.6)	(0.7)	0.1
Income tax expense	—	(0.8)	0.8	—	(0.8)	0.8

Net Income	$79.3	$26.1	$53.2	$108.0	$45.3	$62.7

Comparison of Results of Operations for the Three Months Ended June 29, 2008 and July 1, 2007
Revenues. Revenue for the three months ended June 29, 2008 was $480.7 million, an increase of $53.1 million, or 12%, compared with the same period in the prior year. When comparing the second quarter of 2008 with the same period in the prior year:
•
Commercial revenue increased $27.2 million, or 13%. Revenue for our Boeing programs increased $21.0 million primarily due to non-recurring sales for the 747-8 program and increased deliveries on the 787 program. In addition, revenue for our Airbus programs increased $6.2 million primarily due to higher deliveries.

•	Military revenue increased $15.7 million, or 11%, primarily due to higher delivery rates on the H-60 and the V-22 programs, as well as price increases on the H-60 program.

•	Business Jet revenue increased $10.2 million, or 13%, primarily due to increased deliveries on Gulfstream products.

Cost of sales. Cost of sales for the three months ended June 29, 2008 was $377.1 million or 78% of revenue, an increase of $51.3 million compared with $325.8 million or 76% of revenue for the same period in the prior year. The increase in costs is primarily driven by costs associated with the increased revenue discussed above. The increase in cost of sales as a percentage of revenue was primarily driven by the mix of sales with the growth in revenue coming primarily from lower margin programs.
Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) decreased $4.0 million to $55.7 million during the three month period ended June 29, 2008 principally due to a reduction in non-recurring expenses related to the 787 program during the period partially offset by the timing of the absorption of SG&A to programs.
Other gain (loss). Other gain (loss) for the three month period ended June 29, 2008 represents the $47.1 million gain from the sale of our entire equity interest in Global Aeronautica.
Interest expense, net. Interest expense, net for the three month period ended June 29, 2008 was $15.5 million, an increase of $0.7 million compared with $14.8 million for the same period in the prior year. Interest expense increased largely due to borrowings under the Incremental Facility.
Comparison of Results of Operations for the Six Months Ended June 29, 2008 and July 1, 2007
Revenues. Revenue for the six month period ended June 29, 2008 was $906.1 million, an increase of $97.8 million, or 12%, compared with the same period in the prior year. When comparing the first six months of 2008 with the same period in the prior year:
•
Commercial revenue increased $48.6 million, or 12%. Revenue for our Boeing programs increased $32.1 million primarily due to non-recurring sales for the 747-8 program and initial deliveries on the 787 program. In addition, revenue for our Airbus programs increased $16.5 million primarily due to higher deliveries.

•	Military revenue increased $39.1 million, or 15%, primarily due to higher delivery rates on the H-60 and the V-22 programs, as well as price increases on the H-60 program.

•	Business Jet revenue increased $10.1 million, or 7%, primarily due to increased deliveries on Gulfstream products.
Cost of sales. Cost of sales for the six month period ended June 29, 2008 was $703.4 million or 78% of revenue, an increase of $85.1 million compared with $618.3 million or 76% of revenue in the same period in the prior year. The increase in costs is primarily driven by costs associated with the increased revenue discussed above. Additionally, during the first quarter of 2008, we released purchase accounting reserves of $22.6 million for the 747 program to reflect the scheduled completion of the deliveries for the 747-400 model, which resulted in a partial offset to the aforementioned increased costs. The increase in cost of sales as a percentage of revenue was also impacted by the mix of sales with the growth in revenue coming primarily from lower margin programs.
Selling, general and administrative expenses. SG&A decreased $3.7 million to $110.0 million during the six month period ended June 29, 2008 primarily due to a reduction in the non-recurring expenses related to the 787 program during the period partially offset by the timing of the absorption of SG&A to programs.
Interest expense, net. Interest expense, net for the six month period ended June 29, 2008 was $31.2 million, an increase of $1.8 million compared with $29.4 million for the same period in the prior year. Interest expense increased primarily due to higher borrowings on the revolving portion of the senior secured credit facilities during the six month period ended June 29, 2008 compared with no revolver borrowings during the same period in the 2007 and borrowings under the Incremental Facility. As of June 29, 2008, there were no borrowings under the revolving portion of our senior secured credit facilities.

Other gain (loss). Other gain (loss) for the six month period ended June 29, 2008 represents the $47.1 million gain from the sale of our entire equity interest in Global Aeronautica.
Critical Accounting Policies
          Our financial statements have been prepared in conformity with GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates.
Revenue Recognition
          The majority of our sales are made pursuant to written contractual arrangements or “contracts” to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed price contracts. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (SOP 81-1) and revenue and costs on contracts are recognized using percentage-of-completion methods of accounting based on units-of-delivery. Under the units-of-delivery percentage of completion method, revenue on a contract is recorded as the units are delivered and accepted during the period at an amount equal to the contractual selling price of those units. The costs recorded on a contract under the units-of-delivery method are equal to the total costs at completion divided by the total units to be delivered. Profit is recognized as the difference between revenue for the units delivered and the estimated costs for the units delivered.
          Additionally, some contracts contain provisions for revenue sharing, price re-determination or cost and/or performance incentives. Such amounts or incentives are included in contract value when the amounts can be reliably estimated and their realization is reasonably assured. The impact of revisions in cost estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (“forward losses”) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities in accordance with SOP 81-1. Revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as our valuation of inventory. Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with SOP 81-1.
          Advance payments and progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities.
Accrued contract liabilities consisted of the following:

	June 29,	December 31,
	2008	2007
	(in millions)
Advances and progress billings	$159.8	$182.9
Forward loss	20.8	18.3
Other	4.6	29.2

Total accrued contract liabilities	$185.2	$230.4

Goodwill
          Goodwill by reporting unit is tested for impairment at least annually in accordance with the provisions of SFAS 142. Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that we are a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Since we currently have an accumulated deficit, there have been no impairment charges recognized for the six month period ended June 29, 2008 and July 1, 2007.
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
          The assumed discount rate utilized is based on a point in time estimate as of our December 31 annual measurement date or as of remeasurement dates as needed. This rate is determined based upon on a review of yield rates associated with long-term, high quality corporate bonds as of the measurement date and use of models that discount projected benefit payments using the spot rates developed from the yields on selected long-term, high quality corporate bonds.
          The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation (“PBO”). The expected average long-term rate of return on assets is based principally on the counsel of our outside investment advisors and was projected at 8.5%. This rate is based on actual historical returns and anticipated long-term performance of individual asset classes with consideration given to the related investment strategy. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year’s annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining service period of active plan participants expected to receive benefits.
          The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% and is utilized principally in calculating the PBO and annual pension expense. In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for certain eligible retired employees. Such benefits were unfunded as of December 31, 2007 and June 29, 2008. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.

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
          In accordance with SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158) we recognized the funded status of our benefit obligation in its statement of financial position as of December 31, 2007. This funded status was remeasured for some plans as of March 31, 2008. The funded status was measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan. For more information on the impact of this remeasurement, see Note 5 — Pension and Other Post-retirement Benefits.
Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. We adopted SFAS No. 157 for our financial assets and liabilities on January 1, 2008 and it has not materially affected our financial statements. The FAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2. See Note 15 — Fair Value Measurements for a summary of the assets and liabilities that are measured at fair value as of June 29, 2008.
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
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair value at the acquisition date. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisitions occurring in fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) will have an impact on accounting for business combinations that occur after the adoption date.
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

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.
Liquidity and Capital Resources
     Liquidity is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. The primary sources of our liquidity include cash flow from operations and borrowing capacity through our credit facility and the long-term capital markets. Our liquidity requirements and working capital needs depend on a number of factors, including the level of delivery rates under our contracts, the level of developmental expenditures related to new programs, growth and contractions in the business cycles, contributions to our pension plans as well as interest and debt payments. Our liquidity requirements fluctuate from period to period as a result of changes in the rate and amount of our investments in our programs, changes in delivery rates under existing contracts and production associated with new contracts. In upcoming periods our 787 program will be a key driver of our liquidity and working capital requirements as we continue our investment in, and increase our production rate under that program. On April 9, 2008, Boeing announced that initial deliveries of the 787 program had been rescheduled to the third quarter of 2009 rather than early 2009. Subsequent to this announcement Boeing provided us an updated delivery schedule, which reduces the number of deliveries we will make to them in the near term. We believe we will be able to effectively manage our costs and work with our suppliers and Boeing to mitigate the impact of this schedule change on our financial position. However, future delays could have a material adverse effect on our financial condition, results of operations and cash flows.
     For certain aircraft programs, milestone or advance payments finance working capital, which helps to improve our liquidity. In addition, we may, in the ordinary course of business, settle outstanding claims with customers or suppliers or we may receive payments for previously unnegotiated change orders. Settlement of pending claims can have a significant impact on our results of operations and cash flows. We recently reached an interim settlement regarding certain pending claims related to our 787 program. These claims related to non-recurring costs we incurred in developing the program as well as increases in our expected production costs due to aircraft design changes. In addition, we received advance payments of approximately $122.0 million from Boeing in March 2008, which will be liquidated as shipments occur. We are continuing our discussions with Boeing on future pricing considerations with an objective of resolving such considerations in a timely manner.
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
     On May 6, 2008, we entered into a joinder agreement with Lehman Brothers Commercial Bank, Lehman Commercial Paper Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and J.P. Morgan Securities Inc. (the “Incremental Lenders”) whereby the Incremental Lenders agreed to fund an incremental facility (the “Incremental Facility”), pursuant to which we borrowed an additional $200.0 million of term loans pursuant to our existing senior secured credit facilities. We received net proceeds of approximately $184.6 million from the Incremental Facility, which was used to pay fees and expenses associated with the Incremental Facility and for general corporate purposes.
     After the incurrence of the indebtedness under the Incremental Facility, $612.0 million is outstanding under our senior secured credit facilities. The interest rates per annum applicable to the Incremental Facility are, at our option, the ABR or Eurodollar Base Rate plus, in each case, an applicable margin equal to 3.00% for ABR loans and 4.00% for Eurodollar Base Rate loans, subject to a Eurodollar Base Rate floor of 3.50%.
     Except for amortization and interest rate, the terms of the Incremental Facility, including mandatory prepayments, representations and warranties, covenants and events of default, are the same as those applicable to the existing term loans under our senior secured credit facilities and all references to our senior secured credit facilities shall include the Incremental Facility. The term loans under the Incremental Facility will be repayable in equal quarterly installments of $470,000 starting in September 2008, with the balance due on December 22, 2011.
     As of June 29, 2008, we had no borrowings outstanding under the Revolver, although we borrowed and repaid $153.0 million during the six month period ended June 29, 2008. We had long-term debt principal of approximately $882.0 million, which included $612.0 million incurred under our senior secured credit facilities and $270.0 million of Senior Notes. In addition, we had $46.8 million in outstanding letters of credit under the $75 million synthetic facility.
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
     Credit Agreements and Debt Covenants. The agreements governing our debt contain customary affirmative and negative covenants for facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also requires that we maintain certain financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios, as defined in the agreement, and a limitation on our capital spending levels. The Senior Notes indenture also contains various restrictive covenants, including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of June 29, 2008, we were in compliance with the covenants in the indenture governing our outstanding Senior Notes and credit facilities.
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

     Our senior secured credit facilities use Adjusted EBITDA to determine our compliance with two financial maintenance covenants. See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and reconciliation of that non-GAAP financial measure to net cash provided by (used in) operating activities. We are required not to permit our consolidated total leverage ratio, or the ratio of funded indebtedness (net of cash) at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter, to exceed 4.25:1.00 for fiscal periods ending during 2008, 4.00:1.00 for fiscal 2009, 3.75:1.00 for fiscal 2010 and 3.50:1.00 thereafter. We also are required not to permit our consolidated net interest coverage ratio, or the ratio of Adjusted EBITDA for the twelve months ending on the last day of a quarter to our consolidated net interest expense for the twelve months ending on the same day, to be less than 3.50:1.00 for periods ending during 2008 and thereafter. Each of these covenants is tested quarterly, and our failure to comply could result in a default and, potentially, an event of default under our senior secured credit facilities. If not cured or waived, an event of default could result in acceleration of this indebtedness. Our credit facilities also use Adjusted EBITDA to determine the interest rates on our borrowings, which are based on the consolidated total leverage ratio described above. Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our senior secured credit facilities. Accordingly, a change in our Adjusted EBITDA could increase or decrease our cost of funds. The actual results of the total leverage ratio and net interest coverage ratio for the six month period ended June 29, 2008 were 2.33:1.00 and 4.95:1.00, respectively.
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
     Non-GAAP Financial Measures. Periodically we disclose to investors Adjusted EBITDA, which is a non-GAAP financial measure that our management uses to assess our compliance with the covenants in our senior secured credit agreement, our ongoing ability to meet our obligations and manage our levels of indebtedness. Adjusted EBITDA is calculated in accordance with our senior secured credit agreement and includes adjustments that are material to our operations but that our management does not consider reflective of our ongoing core operations. Pursuant to our senior secured credit agreement, Adjusted EBITDA is calculated by making adjustments to our net income (loss) to eliminate the effect of our (1) net income tax expense, (2) net interest expense, (3) any amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness, (4) depreciation and amortization expense, (5) any extraordinary, unusual or non-recurring expenses or losses (including losses on sales of assets outside of the ordinary course of business, non-recurring expenses associated with the 787 program and certain expenses associated with our facilities consolidation efforts) net of any extraordinary, unusual or non-recurring income or gains, (6) any other non-cash charges, expenses or losses, restructuring and integration costs, (7) stock-option based compensation expenses and (8) all fees and expenses paid pursuant to our Management Agreement with Carlyle. See Note 14 – Related Party Transactions.

     Adjusted EBITDA for the three month period ended June 29, 2008 was $71.0 million, a decrease of $12.4 million from the same period in the prior year. For the six month period ended June 29, 2008, adjusted EBITDA was $150.3 million, a decrease of $7.3 million from the same period in the prior year. The following table is a reconciliation of the non-GAAP measure from our cash flows from operations:

	For the Three Months Ended		For the Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Net cash provided by (used in) operating activities	$(22.5)	$(18.1)	$(37.7)	$1.7
Interest expense, net	15.5	14.8	31.2	29.4
Income tax expense (benefit)	—	0.8	—	0.8
Stock compensation expense	(0.8)	(1.0)	(1.4)	(1.8)
Equity in losses of joint venture	(0.2)	(0.4)	(0.6)	(0.7)
(Gain) Loss from asset sales and other losses	48.8	(0.2)	48.5	(0.6)
Non-cash interest expense	(1.5)	(0.6)	(2.3)	(1.4)
787 tooling amortization	0.8	—	0.8	—
Changes in operating assets and liabilities	70.8	61.1	132.0	77.1

EBITDA	$110.9	$56.4	$170.5	$104.5

Non-recurring investment in Boeing 787 (1)	5.5	25.9	22.0	49.7
Unusual charges & other non-recurring program costs (2)	2.1	(0.6)	4.0	0.1
(Gain) Loss on disposal of property, plant and equipment (3)	(48.9)	0.2	(48.6)	0.6
Other (4)	1.4	1.5	2.4	2.7

Adjusted EBITDA	$71.0	$83.4	$150.3	$157.6

(1)
Non recurring investment in Boeing 787—The Boeing 787 program, described elsewhere in this quarterly report, is a significant new program for our operations, and has required substantial start-up costs in recent periods as we built a new facility in South Carolina and invested in new manufacturing technologies dedicated to the program. These start-up investment costs are recognized in our financial statements over several periods due to their magnitude and timing. We expect that our current start-up costs in the Boeing 787 program will decline significantly as the start-up phase of the program and our current related contractual commitments will be substantially completed during the next few months. In the future, subject to potential program modifications by our customer, including development of derivatives and delivery rate increases, we could have additional start-up costs required. Our credit agreement excludes our significant start-up investment in the Boeing 787 program because it represents an unusual significant investment in a major new program that is not indicative of ongoing core operations, and accordingly the investment that has been expensed during the period is added back to Adjusted EBITDA. Also included is our loss in our joint venture with Global Aeronautica. Our share of Global Aeronautica’s net loss was $0.2 million and $0.4 million for the three month periods ended June 29, 2008 and July 1, 2007, respectively, and $0.6 million and $0.7 million for the six month periods ended June 29, 2008 and July 1, 2007, respectively. On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing and as a result, recorded a $47.1 million gain on the sale during the three and six month periods ended June 29, 2008. In future periods, our adjusted EBITDA calculation will not be impacted by this joint venture. For more information, please refer to Note 12 – Investment in Joint Venture to our interim unaudited condensed consolidated financial statements.

(2)
Unusual charges and other non-recurring program costs—Our senior secured credit agreement excludes our expenses for unusual events in our operations and non-recurring costs that are not indicative of ongoing core operating performance, and accordingly the charges that have been expensed during the period are added back to Adjusted EBITDA.

For the three month periods ended June 29, 2008 and July 1, 2007, we incurred $2.1 million and $(0.6) million, respectively, of non-recurring costs primarily related to a facilities rationalization initiative.

For the six month periods ended June 29, 2008 and July 1, 2007, we incurred $4.0 million and $0.1 million, respectively, of non-recurring costs primarily related to a facilities rationalization initiative.

(3)
(Gain) Loss on disposal of property, plant and equipment (“PP&E”) and other assets — On occasion, where the asset is no longer needed for our business and ceases to offer sufficient value or utility to justify our retention of the asset, we choose to sell PP&E at a loss. These losses reduce our results of operations for the period in which the asset was sold. Similarly, in some cases, we sell assets at an amount in excess of book value. For example, during the three and six month periods ended June 29, 2008, we recorded a $47.1 million gain on the sale of our equity interest in Global Aeronautica to Boeing. Our credit agreement provides that those gains and losses are reflected as an adjustment in calculating Adjusted EBITDA.

(4)	Other—Includes non-cash stock expense and related party management fees. Our credit agreement provides that these expenses are reflected as an adjustment in calculating Adjusted EBITDA.
     We believe that each of the adjustments made in order to calculate Adjusted EBITDA is meaningful to investors because it gives them the ability to assess our compliance with the covenants in our senior secured credit agreement, our ongoing ability to meet our obligations and manage our levels of indebtedness.
     The use of Adjusted EBITDA as an analytical tool has limitations and you should not consider it in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:
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

     Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or as an alternative to net income or cash flow from operations determined in accordance with GAAP. Management compensates for these limitations by not viewing Adjusted EBITDA in isolation, and specifically by using other GAAP measures, such as cash flow provided by (used in) operating activities and capital expenditures, to measure our liquidity. Our calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.
Cash Flow Summary

	For the Six Months Ended
	June 29,	July 1,
	2008	2007	Change
	(in millions)
Net income (loss)	$108.0	$45.3	$62.7
Non-cash items	(13.7)	33.5	(47.2)
Changes in working capital	(132.0)	(77.1)	(54.9)

Net cash provided by (used in) operating activities	(37.7)	1.7	(39.4)
Net cash provided by (used in) investing activities	22.2	(21.9)	44.1
Net cash provided by (used in) financing activities	183.7	(2.6)	186.3

Net increase (decrease) in cash and cash equivalents	168.2	(22.8)	191.0
Cash and cash equivalents at beginning of period	75.6	93.4	(17.8)

Cash and cash equivalents at end of period	$243.8	$70.6	$173.2

     Net cash used in operating activities for the six month period ended June 29, 2008 was $37.7 million, a change of $39.4 million compared to net cash provided by operating activities of $1.7 million for the same period in 2007. The change primarily resulted from timing of payments received from customers in 2008.
     Net cash provided by investing activities for the six months ended June 29, 2008 was $22.2 million, a change of $44.1 million compared to net cash used in investing activities of $21.9 million for the same period in 2007. This improvement is due to a $31.9 million increase in proceeds provided by the sale of assets and a $14.0 million decrease in contributions to Global Aeronautica, partially offset by a $1.8 million increase in capital spending.
     Net cash provided by financing activities for the six months ended June 29, 2008 was $183.7 million, a change of $186.3 million compared to net cash used in financing activities of $2.6 million for the same period in 2007. The change primarily resulted from the $184.6 million in net proceeds provided by borrowings under the Incremental Facility.
Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements as of June 29, 2008.

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
     Management performs a sensitivity analysis to determine how market rate changes will affect the fair value of any market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $612.0 million of variable rate debt currently outstanding under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable-rate indebtedness would decrease our annual pre-tax income by approximately $6.1 million. While there was no debt outstanding under our revolving credit facility at June 29, 2008, any future borrowings would be subject to the same type of variable rate risks. All of our remaining debt is at fixed rates; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
Foreign Currency Risks
     We are subject to limited risks associated with foreign currency exchange rates due to our contracted business with foreign customers and suppliers. As purchase prices and payment terms under the relevant contracts are denominated in U.S. dollars, our exposure to losses directly associated with changes in foreign currency exchange rates is not material. However, because the strength of the U.S. dollar has declined significantly in relation to many foreign currencies, some of our foreign suppliers have experienced exchange-rate related losses. If the U.S. dollar does not strengthen or if it continues to decline, we may be forced by our foreign suppliers and customers to renegotiate the terms of their respective contracts, which could have a significant impact to our margins and results of operations.
Utility Price Risks
     We have exposure to utility price risks as a result of volatility in the cost and supply of energy and in natural gas prices. To minimize this risk, we have entered into fixed price contracts at certain of our manufacturing locations for a portion of their energy usage for periods of up to three years. Although these contracts would reduce the risk to us during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on our consolidated results of operations. A 1% increase (decrease) in our monthly average utility costs would increase (decrease) our cost of sales by approximately $0.3 million for the year.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Our Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 except for the following risk factors:
Our substantial indebtedness could prevent us from fulfilling our obligations under our outstanding senior notes and our senior secured credit facilities.
     We have a significant amount of indebtedness. As of June 29, 2008, our total indebtedness was $882.0 million, excluding unused commitments under the revolving credit facility in our senior secured credit facilities. Our substantial indebtedness could have important consequences for us and investors in our securities. For example, it could:
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

     In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, variable-rate indebtedness will create higher debt service requirements and it may become necessary for us to dedicate a larger portion of cash flow to service such indebtedness. To the extent we have not entered into hedging arrangements, we are exposed to cash flow risk due to changes in interest rates with respect to the entire $612.0 million of variable-rate indebtedness under our senior secured credit facilities.
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
     For the period ending March 30, 2008 our management determined that we had a material weakness related to our financial close and reporting process. This material weakness related to the timely review and adjustment of purchase accounting reserves, which if not identified could have led to a material misstatement in our financial statements. Our remaining purchase accounting reserves were immaterial at March 30, 2008. As a result, we do not believe that our internal control over financial reporting continues to be affected by the identified material weakness. However, we cannot assure you that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses that could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Sarbanes-Oxley.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the six month period ended June 29, 2008, we issued an aggregate of 9,432 shares of our common stock or less than 1% of the aggregate amount of common stock outstanding, to our members of our Board of Directors in reliance on Section 4(2) of the Securities Act.
     During the six month period ended June 29, 2008, we issued an aggregate of (i) 9,470 shares of our common stock in connection with the exercise of SARs originally granted in accordance with Rule 701 of the Securities Act and (ii) 6,299 shares of our common stock in connection with the exercise of stock options originally granted in reliance on section 4(2) of the Securities Act.

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

Vought Aircraft Industries, Inc.

(Registrant)

August 11, 2008	/s/ KEITH HOWE

(Date)	Vice President and Chief Financial Officer

August 11, 2008	/s/ WENDY HARGUS

(Date)	Interim Principal Accounting Officer