Form 10-K/A
period 2007-12-31
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2008-10-14
CIK 1278061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Vought Aircraft Industries, Inc. (the “Company”) for the fiscal year ended December 31, 2007, as filed by the Company on March 18, 2008 (the “Original Filing”). The Amendment solely amends Part IV, Item 15 of the Original Filing to re-file paragraphs 1, 2, 4 and 5 of each of exhibits 31.1 and 31.2.
     Except for the revisions described above, this Amendment does not amend, modify or update the Original Filing in any respect, and in particular, it does not amend, modify, or update the Original Filing with respect to paragraph 3 of each of exhibits 31.1 and 31.2 of the Original Filing. The amendments to each of exhibits 31.1 and 31.2 speak to the date of the Original Filing and this Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

i

Page
PART IV

Item 15. Exhibits	1
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302

ii

PART IV
Item 15. Exhibits
(b)	The following exhibits are filed with this report:

Exhibit
No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.

October 14, 2008	/s/ ELMER L. DOTY
(Date)	Elmer L. Doty
President and Chief Executive Officer

2