Form 10-Q/A
period 2008-03-30
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2008-10-14
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Vought Aircraft Industries, Inc. (the “Company”) for the period ended March 30, 2008, as filed by the Company on May 12, 2008 (the “Original Filing”). The Amendment solely amends Part II, Item 6 of the Original Filing to re-file paragraphs 1, 2, 4 and 5 of each of exhibits 31.1 and 31.2.
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

i

Page
PART II — OTHER INFORMATION

Item 6. Exhibits	1

Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302

ii

ITEM 6. EXHIBITS
(a) Exhibits
The following exhibits are filed with this report:

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

Vought Aircraft Industries, Inc.

(Registrant)

October 14, 2008	/s/ KEITH B. HOWE

Vice President and Chief Financial Officer

2