Form 10-Q
period 2008-09-30
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2008-11-10
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at November 8, 2008 was 24,798,382.

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
Specific factors that might cause actual results to differ from our expectations include, but are not limited to:
•
significant considerations and risks discussed in this report, our Quarterly Reports on Form 10-Q for the periods ended March 30, 2008 and June 29, 2008 and our Annual Report on Form 10-K for the year ended December 31, 2007;

•	global and domestic financial market conditions and the results of financing efforts;

•	competition;

•	operating risks and the amounts and timing of revenues and expenses;

•	project delays or cancellations;

•	global and domestic market or business conditions and fluctuations in demand for our products and services;

•
the impact of recent and future federal and state regulatory proceedings and changes, including changes in environmental and other laws and regulations to which we are subject, as well as changes in the application of existing laws and regulations;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and internationally;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	returns on pension assets and impacts of future discount rate changes on pension obligations;

•	environmental constraints on operations and environmental liabilities arising out of past or present operations;

•	current and future litigation;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance; and

•	weather and other natural phenomena.

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
(dollars in millions, except par value per share)

	September 28,
	2008	December 31,
	(unaudited)	2007
Assets
Current assets:
Cash and cash equivalents	$124.6	$75.6
Trade and other receivables	163.0	81.4
Inventories	395.0	362.8
Other current assets	6.0	6.4

Total current assets	688.6	526.2

Property, plant and equipment, net	470.0	507.0
Goodwill	527.7	527.7
Identifiable intangible assets, net	29.5	40.1
Debt origination costs , net and other assets	15.3	11.5
Investment in joint venture	—	8.4

Total assets	$1,731.1	$1,620.9

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$141.9	$178.7
Accrued and other liabilities	67.1	74.1
Accrued payroll and employee benefits	47.8	48.2
Accrued post-retirement benefits-current	44.6	47.2
Accrued pension-current	0.3	0.7
Current portion of long-term bank debt	5.9	4.0
Accrued contract liabilities	197.4	230.4

Total current liabilities	505.0	583.3

Long-term liabilities:
Accrued post-retirement benefits	435.7	482.0
Accrued pension	272.1	361.2
Long-term bank debt, net of current portion	596.3	409.0
Long-term bond debt	270.0	270.0
Other non-current liabilities	143.0	181.2

Total liabilities	2,222.1	2,286.7

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,798,382 and 24,768,991 issued and outstanding at September 28, 2008 and December 31, 2007, respectively	0.3	0.3
Additional paid-in capital	419.7	417.4
Shares held in rabbi trust	(1.6)	(1.6)
Accumulated deficit	(471.4)	(595.0)
Accumulated other comprehensive loss	(438.0)	(486.9)

Total stockholders’ equity (deficit)	$(491.0)	$(665.8)

Total liabilities and stockholders’ equity (deficit)	$1,731.1	$1,620.9

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
(unaudited, in millions)

	For the Three Months Ended		For the Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Revenue	$477.3	$422.3	$1,383.4	$1,230.6

Costs and expenses

Cost of sales	407.1	353.2	1,110.5	971.5
Selling, general and administrative expenses	39.9	54.8	149.9	168.5

Total costs and expenses	447.0	408.0	1,260.4	1,140.0

Operating income	30.3	14.3	123.0	90.6

Other income (expense)
Interest income	1.3	0.9	2.3	3.1
Other gain (loss)	1.6	—	48.7	(0.1)
Equity in loss of joint venture	—	(1.7)	(0.6)	(2.4)
Interest expense	(17.4)	(15.7)	(49.6)	(47.3)

Income before income taxes	15.8	(2.2)	123.8	43.9
Income tax expense	0.2	(0.1)	0.2	0.7

Net income	$15.6	$(2.1)	$123.6	$43.2

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended
	September 28,	September 30,
	2008	2007
Operating activities
Net income	$123.6	$43.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50.1	47.8
Stock compensation expense	2.2	1.8
Equity in losses of joint venture	0.6	2.4
(Gain) Loss from asset disposals	(50.1)	0.7
Changes in current assets and liabilities:
Trade and other receivables	(81.6)	(43.5)
Inventories	(32.2)	4.9
Other current assets	0.4	0.7
Accounts payable, trade	(36.8)	(2.8)
Accrued payroll and employee benefits	(0.4)	(7.5)
Accrued and other liabilities	(10.0)	54.9
Accrued contract liabilities	(33.0)	(37.6)
Other assets and liabilities—long-term	(79.8)	(81.4)

Net cash provided by (used in) operating activities	(147.0)	(16.4)
Investing activities
Capital expenditures	(41.7)	(39.9)
Proceeds from sale of assets	—	23.1
Proceeds from sale of joint venture	55.0	—
Investment in joint venture	—	(16.5)

Net cash provided by (used in) investing activities	13.3	(33.3)
Financing activities
Proceeds from short-term bank debt	153.0	—
Payments on short-term bank debt	(153.0)	—
Proceeds from Incremental Facility	184.6	—
Payments on long-term bank debt	(2.0)	(3.0)
Payments on capital leases	—	(0.8)
Proceeds from sale of common stock	0.1	—

Net cash provided by (used in) financing activities	182.7	(3.8)

Net increase (decrease) in cash and cash equivalents	49.0	(53.5)
Cash and cash equivalents at beginning of period	75.6	93.4

Cash and cash equivalents at end of period	$124.6	$39.9

See accompanying notes

Vought Aircraft Industries, Inc.
Notes to the Interim Unaudited Condensed Consolidated Financial Statements
Period Ending September 28, 2008
Note 1 – Organization and Basis of Presentation
     Vought Aircraft Industries, Inc. (“Vought”) and its wholly owned subsidiaries, VAC Industries, Inc., Vought Commercial Aircraft Company and Contour Aerospace Corporation (“Contour”) are herein referred to collectively as “we” or the “Company.” We are a leading global manufacturer of aerostructure products for commercial, military and business jet aircraft. We have a long history of developing and manufacturing a wide range of complex aerostructures such as fuselages, wing and tail assemblies, engine nacelles, flight control surfaces, as well as helicopter cabins. Our diverse and long-standing customer base consists of leading aerospace original equipment manufacturers, or OEMs, including Airbus, Bell Helicopter, Boeing, Cessna, Gulfstream, Hawker Beechcraft, Lockheed Martin, Northrop Grumman and Sikorsky, as well as the U.S. Air Force.
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
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three and nine month periods ended September 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2008.
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

Note 2-Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. We adopted SFAS No. 157 for our financial assets and liabilities on January 1, 2008 and it has not materially affected our financial statements. The SFAS No. 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2. See Note 16 – Fair Value Measurements for a summary of the assets and liabilities that are measured at fair value as of September 28, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. We adopted SFAS No. 159 on January 1, 2008 and did not elect the fair value option. Thus, it had no impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair value at the acquisition date. SFAS No. 141(R) also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisitions occurring in fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) will have an impact on accounting for business combinations that occur after the adoption date.
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
     Inventories consisted of the following:

	September 28,	December 31,
	2008	2007
	(in millions)
Production costs of contracts in process	$903.9	$727.7
Finished goods	3.0	2.0
Less: unliquidated progress payments	(511.9)	(366.9)

Total inventories	$395.0	$362.8

     During the nine month period ended September 28, 2008, we released purchase accounting reserves of $22.6 million for the Boeing 747 program to reflect the scheduled completion of the deliveries for the 747-400 model. They were released from inventory and accrued contract liabilities to income through the Cost of Sales caption in our Consolidated Statement of Operations, increasing our reported income for the period. Additionally, we accelerated the useful life of an intangible asset associated with the 747 program for the same reason. Refer to Note 4 – Goodwill and Intangible Assets for disclosure of the impact of the change in useful life.
     During the quarter ended September 28, 2008, we corrected $5.0 million of costs which had been inappropriately included in our June 29, 2008 inventory balance related to the 787 program. This resulted in an additional $5.0 million recorded to cost of sales during the three and nine month periods ended September 28, 2008.
Note 4 – Goodwill and Intangible Assets
     Goodwill is tested for impairment, at least annually, in accordance with the provisions of SFAS 142 Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Because we currently have an accumulated deficit, no impairment charges were recognized in the nine months ended September 28, 2008 or the nine months ended September 30, 2007.
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

     Intangible assets consisted of the following:

	September 28,	December 31,
	2008	2007
	(in millions)
Programs and contracts	$137.3	$137.3
Less: accumulated amortization	(107.8)	(97.2)

Identifiable intangible assets, net	$29.5	$40.1

     During the nine month period ended September 28, 2008, we made a change to the estimated useful life of an intangible asset associated with our 747 program to reflect a change in the estimated period during which the remaining deliveries of the 747-400 model would be made. This change in estimate resulted in an additional $1.2 million recorded to selling, general and administrative expenses. Including this change, scheduled remaining amortization of identifiable intangible assets as of September 28, 2008 is as follows:

(in millions)
2008	$2.4
2009	6.8
2010	4.8
2011	2.1
2012	2.1
Thereafter	11.3

Total remaining amortization of identifiable intangible assets	$29.5

Note 5 – Pension and Other Post-retirement Benefits
     The components of net periodic benefit cost for our pension plans and other post-retirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(in millions)
Components of net periodic benefit cost (income):
Service cost	$4.1	$5.1	$13.6	$14.5
Interest cost	29.0	26.5	83.8	77.6
Expected return on plan assets	(31.0)	(29.2)	(93.1)	(87.7)
Amortization of net (gain) loss	10.4	10.6	24.2	29.0
Amortization of prior service cost	3.0	1.1	8.9	3.1
Plan settlement or curtailment (gain) loss (a)	0.2	2.7	0.2	8.6

Net periodic benefit cost	$15.7	$16.8	$37.6	$45.1

Defined contribution plans cost	$4.5	$2.0	$13.8	$5.7

	Other Post-retirement Benefits
	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(in millions)
Components of net periodic benefit cost (income):
Service cost	$1.3	$1.4	$3.8	$4.2
Interest cost	7.2	7.5	22.1	23.9
Amortization of net (gain) loss	(1.2)	0.7	1.5	3.7
Amortization of prior service cost	(5.9)	(2.3)	(15.1)	(7.0)

Net periodic benefit cost	$1.4	$7.3	$12.3	$24.8

(a)
As a result of lump sum payments made under provisions of our non-qualified (“excess”) pension plan, we recorded pension settlement charges of $0.2 million as part of net periodic benefit cost and other comprehensive loss during the three and nine month periods ended September 28, 2008. During the three and nine month periods ended September 30, 2007, we recorded pension settlement charges of $0.6 million and $6.5 million, respectively, under the provisions of our excess pension plan.

We periodically experience events or take actions that affect our benefit plans. Some of these events or actions require remeasurements and result in special charges. The following summarizes the key events that affect our net periodic benefit cost and obligations:
•
On September 30, 2007, our largest union-represented group of production and maintenance employees ratified the terms of a new three-year collective bargaining agreement. The new agreement provided for, among other things, a freeze in pension benefit accruals for employees who, as of December 31, 2007, had less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any employees hired on or after October 1, 2007, now receive a new defined contribution benefit. As a result of these changes, a curtailment charge of $2.1 million was recognized as part of net periodic pension benefit cost for the quarter ending September 30, 2007. The new agreement also provided for certain modifications to the retiree medical benefits for bargaining unit retirees and eliminates retiree medical coverage for any bargaining unit employees hired after October 1, 2007.

•
During February and April of 2008, two of our union represented groups ratified new collective bargaining agreements. Those agreements each provide for a freeze in pension benefit accruals, effective December 31, 2008, for bargaining unit employees who, as of December 31, 2007, had less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any employees hired on or after March 1, 2008 for the first group and April 1, 2008 for the second group, will receive a defined contribution benefit. The agreements provided for a one-time retirement incentive program offered to eligible employees during 2008. The agreements also provided for certain modifications to the retiree medical benefits for bargaining unit retirees and eliminated retiree medical coverage for any bargaining unit employees hired on or after January 1, 2008.

•
Also, during the nine months ended September 28, 2008, we announced amendments to medical plans for two groups of non-represented, current retirees. Effective January 1, 2008, medical coverage for participants in those two groups will be eliminated at age 65 and replaced with a fixed monthly stipend.

•
The aforementioned 2008 changes led to remeasurement of affected plans’ assets and obligations as of March 31, 2008, which resulted in a $14.9 million increase in unfunded liability for pension plans and a $44.1 million decrease in liability for the OPEB plans remeasured.

Note 6- Commitments
     Warranty Reserve. We have established a reserve to provide for the estimated future cost of warranties on our delivered products. We periodically review the reserve and adjustments are made accordingly. A provision for warranties on products delivered is made on the basis of our historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of our agreements include a three-year warranty, although certain programs have warranties up to 20 years.

     During the nine months ended September 28, 2008, we increased our provisions for warranty by $6.4 million. $5.0 million of that increase was attributable to specific warranty issues identified during the third quarter. The following table is a roll-forward of amounts accrued for warranty reserve included in Current and Long-term liabilities:

Warranty
Reserve
(in millions)
Balance at December 31, 2006	$6.8
Warranty costs incurred	(0.4)
Provisions for warranties	0.8

Balance at December 31, 2007	$7.2

Warranty costs incurred	(0.4)
Provisions for warranties	6.4

Balance at September 28, 2008	$13.2

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

     The following is a roll-forward of amounts accrued for environmental liabilities included in Current and Long-term liabilities:

Environmental
Liability
(in millions)
Balance at January 1, 2007	$4.1
Environmental costs incurred	(0.3)

Balance at December 31, 2007	3.8
Environmental costs incurred	(0.6)

Balance at September 28, 2008	$3.2

Note 8- Other Non-Current Liabilities
     Other non-current liabilities consisted of the following:

	September 28,	December 31,
	2008	2007
	(in millions)
Deferred income from the sale of Hawthorne facility (a)	$11.6	$52.6
State of South Carolina grant monies (b)	61.8	66.7
State of Texas grant monies	35.0	35.0
Deferred worker’s compensation	16.8	15.6
Accrued warranties	12.7	6.6
Other	5.1	4.7

Total other non-current liabilities	$143.0	$181.2

(a)
In July 2005, we sold our Hawthorne facility and concurrently signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five-year renewal options. Due to certain contractual obligations, which required our continuing involvement in the facility, this transaction was initially recorded as a financing transaction and not as a sale. The cash received in July 2005 of $52.6 million was recorded as a deferred liability on our balance sheet in other non-current liabilities.

During the three months ended September 28, 2008, we increased the deferred liability balance for a $3.0 million refund from escrow. Additionally, we determined that certain contractual obligations related to the portion of the facility, which we have vacated, were completed and we recognized $44.0 million of the deferred income balance. We also wrote off the related fixed assets for this facility resulting in a $1.6 million gain that is recorded in our Consolidated Statement of Operations. The $11.6 million liability related to the portion of the Hawthorne facility that we still lease will remain on our balance sheet until the related contractual obligations are fulfilled or the obligations expire.

(b)
With the activation of the South Carolina plant in June 2006, we began recognizing a portion of the State of South Carolina grant monies as a reduction of depreciation expense, which amounted to $2.5 million and $2.3 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. Additionally, during the nine month period ended September 28, 2008, we made a required distribution of state grant proceeds of $2.4 million to our former joint venture, Global Aeronautica. See Note 12 – Investment in Joint Venture.

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
     Because we are in a cumulative net operating loss position, there was no material impact to our consolidated financial position at the date of adoption. The cumulative effects of applying this interpretation resulted in an unrecognized tax benefit of $5.5 million as of December 31, 2007, which caused a reduction of the net operating loss deferred tax asset and a corresponding reduction in the valuation allowance. There was no material change to our unrecognized tax benefits position during the nine months ended September 28, 2008. We do not believe that the total amount of unrecognized tax benefits will significantly decrease or increase as of December 31, 2008.
     We recognize any accrued interest and penalties related to unrecognized tax benefits in federal income tax expense. As of September 28, 2008, we had no material amounts of interest and penalties accrued related to unrecognized tax benefits.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to examination by the Internal Revenue Service in the U.S. federal tax jurisdiction for the 2000-2007 tax years. We are also subject to examination in various state jurisdictions for the 2000-2007 tax years.
     During the nine month periods ended September 28, 2008 and September 30, 2007, we incurred a $0.2 million and $0.7 million expense, respectively, related to the alternative minimum tax (“AMT”), which arose because of a limitation on the amount of net operating losses available to offset projected taxable income. Other than AMT, we have not recorded a federal income tax provision for any period presented because the amount provided for federal income taxes are offset by reductions in our valuation allowance.
Note 10 – Stockholders’ Equity
     As of September 28, 2008, we maintained two stock option plans and one incentive award plan under which we have issued share-based awards to our employees and our directors.
2001/2003 Stock Option Plans
     During 2001, we adopted the Amended and Restated 2001 Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years, but were subject to accelerated vesting based on the ability to meet company performance targets. The incentive options granted to our employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At September 28, 2008, options granted and outstanding from the 2001 Stock Option Plan to employees and directors amounted to 554,480 shares of which 486,090 are vested and exercisable.
     In connection with the acquisition of Aerostructures in 2003, Vought assumed a similar stock option plan maintained by Aerostructures (the “2003 Stock Option Plan”). Outstanding options granted under that plan, which had been fully vested pursuant prior to the acquisition, were exchanged for 217,266 of Vought stock options. No new options have been granted under the 2003 Stock Option Plan. At September 28, 2008, all outstanding options under that plan had expired.

     A summary of stock option activity for the nine month period ended September 28, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Options	Price	(in years)
Outstanding at December 31, 2007	661,479	$14.57
Granted	—	—
Forfeited or expired	(106,999)	10.99
Exercised	—	—

Outstanding at September 28, 2008	554,480	$15.27	3.5

Vested or expected to vest	554,480	15.27	3.5

Exercisable at September 28, 2008	486,090	$14.64	3.5

Shares Held in Rabbi Trust
          A rabbi trust is a grantor trust, typically established to fund deferred compensation for management. In 2000, we set up a rabbi trust in connection with certain income deferrals made at that time by a number of our then-executives. Shares of company stock were contributed to the rabbi trust in order to fund the obligations to those executives in connection with those deferrals. Our stock held in the trust is recorded at historical cost, and the corresponding deferred compensation liability is recorded at the current fair value of our common stock. Common stock held in the rabbi trust is classified in equity as “Shares held in rabbi trust.” During the three and nine month periods ended September 28, 2008, no activity occurred in the rabbi trust account and 158,322 shares remain held in the rabbi trust.
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

Stock Appreciation Rights (SARs)
     A summary of SARs activity for the nine month period ended September 28, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	SARs	Price	(in years)
Outstanding at December 31, 2007	972,750	$10.00	8.9
Granted	—	—
Forfeited or expired	(42,525)	10.00
Exercised	(21,775)	10.00

Outstanding at September 28, 2008	908,450	$10.00	8.2

Vested or expected to vest (a)	760,003	10.00	8.2

Exercisable at September 28, 2008	403,311	$10.00	8.2

(a)	Represents outstanding SARs reduced by expected forfeitures.
          During the nine month period ended September 28, 2008, the exercise of SARs resulted in the issuance of 9,470 shares of common stock.
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
 A summary of RSUs activity for nine months ended September 28, 2008 is as follows:

		Grant-date
	RSUs	Fair-Value
Outstanding at December 31, 2007	574,421	$9.12
Granted	76,340	23.85
Forfeited or expired	(20,000)	12.56
Converted	—	—

Outstanding at September 28, 2008	630,761	$10.79

Vested or expected to vest (a)	554,842

Vested at September 28, 2008	107,583	$9.36

(a)	Represents outstanding RSUs reduced by expected forfeitures.

Restricted Shares
     During the nine month period ended September 28, 2008, we granted 9,432 restricted shares to outside directors as compensation for their services. These restricted shares vested during 2008. The restricted shares were valued at the most recently obtained fair value of our common stock prior to the date of issuance.
Note 11 – Stock-Based Compensation
     As described in Note 10 — Stockholders’ Equity, we maintain two stock option plans and one incentive award plan under which we have issued equity-based awards to our employees and our directors. During 2007 and 2008, in accordance with SFAS 123(R), we recognized total compensation expense for all awards as follows:

		Stock Compensation Expense
	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
		(in millions)
Stock Options	$—	$—	$—	$—
Stock appreciation rights (SARs)	0.2	(0.1)	0.6	0.8
Restricted stock units (RSUs)	0.5	0.1	1.4	0.9
Restricted shares	0.1	0.1	0.2	0.1

Total stock compensation expense	$0.8	$0.1	$2.2	$1.8

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
     The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. The expected life of our stock options was based on the vesting term of the options. We recorded $6,335 and $19,005 of stock compensation expense during the three and nine months ended September 28, 2008, respectively, and the same amounts in the three and nine months ended September 30, 2007.

SARs
     The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model and based on a number of assumptions including expected term, volatility and interest rates. We do not have publicly traded equity and our history is short, so we have no reliable historical data to estimate the expected term effectively. Therefore, in compliance with SAB 107, we used a temporary “simplified method” to estimate our expected term. Based on the guidance of SFAS 123(R), expected volatility was derived from an index of historical volatilities from several companies that conduct business in the aerospace industry. The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. Our estimated forfeiture rate was adjusted from 11% to the current level of 26% during the third quarter of 2007. As a result, we recorded a $0.1 million reduction in stock compensation expense during the three months ended September 30, 2007.
     The assumptions used in our calculations of fair value for the nine month period ended September 30, 2007 were as follows:

2007
Stock price	$8.79
Strike price	$10.00
Expected term	6.25 years
Risk free interest rate	4.76 - 5.02%
Expected volatility	53 - 54%
Dividend rate	0%
     During the nine month period ended September 28, 2008, no SARs were granted. As of September 28, 2008, we had $0.6 million of unrecognized compensation cost remaining.
RSUs
     The value of each RSU awarded is the same as the most recently obtained fair market value of our common stock prior to the date of grant in accordance with SFAS 123(R). Because we do not have publicly traded equity, an independent third party valuation firm computes the fair market value of our common stock. Our estimated forfeiture rate was adjusted from 11% to the current level of 26% during the third quarter of 2007. As a result, we recorded a $0.1 million adjustment to compensation expense during the three month period ended September 30, 2007. However, no forfeiture rate was used in our calculation of the grants to the CEO and CFO that vest upon the first occurrence of a change in control or a date specified in the agreement, due to our assumption that they will remain employed until the vesting of these awards. As of September 28, 2008, we had $2.4 million of unrecognized compensation cost remaining.
Restricted Shares
     The restricted shares granted during the nine month period ended September 28, 2008 vested during 2008. Those shares were valued at the most recently obtained fair value of our common stock prior to the date of issuance. We recognized stock compensation expense of approximately $56,000 and $91,000 for the three month periods ended September 28, 2008 and September 30, 2007, respectively. For the nine month periods ended September 28, 2008 and September 30, 2007, we recognized stock compensation expense of approximately $169,000 and $138,000, respectively.

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
     On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing for $55 million in cash and as a result, recorded a $47.1 million gain on the sale during the nine month period ended September 28, 2008. This gain is reflected in other gain (loss) in our Consolidated Statement of Operations. In future periods, our results of operations will not be impacted by this joint venture.
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
     On May 6, 2008, we borrowed an additional $200.0 million of term loans pursuant to our existing senior secured credit facilities. We received net proceeds of approximately $184.6 million from the Incremental Facility, to be used for general corporate purposes.
     After the incurrence of the indebtedness under the Incremental Facility, $611.0 million is outstanding under our senior secured credit facilities. The interest rates per annum applicable to the Incremental Facility are, at our option, the ABR or Eurodollar Base Rate plus, in each case, an applicable margin equal to 3.00% for ABR loans and 4.00% for Eurodollar Base Rate loans, subject to a Eurodollar Base Rate floor of 3.50%. Our effective interest rate on the Incremental Facility for the three and nine month periods ended September 28, 2008 was 10.3% and 10.2%, respectively.
     Except for amortization and interest rate, the terms of the Incremental Facility, including mandatory prepayments, representations and warranties, covenants and events of default, are the same as those applicable to the existing term loans under our senior secured credit facilities and all references to our senior secured credit facilities shall include the Incremental Facility. The term loans under the Incremental Facility will be repayable in equal quarterly installments of $470,000 starting on September 30, 2008, with the balance due on December 22, 2011.
     As of September 28, 2008, we had no borrowings outstanding under the Revolver, although we borrowed and repaid $153.0 million during the nine month period ended September 28, 2008. We had long-term debt principal of approximately $881.0 million, which included $611.0 million incurred under our senior secured credit facilities and $270.0 million of Senior Notes. The $602.2 million balance under our senior secured credit facilities reflected on the Consolidated Balance Sheet is net of $8.8 million of unamortized original issue discount associated with the Incremental Facility. In addition, we had $47.5 million in outstanding letters of credit under the $75 million synthetic facility.

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
Note 14- Related Party Transactions
     A management agreement between us and our controlling stockholder, The Carlyle Group, requires us to pay an annual fee of $2.0 million for various management services. We incurred fees of $0.5 million and $1.5 million for the three and nine month periods ended September 28, 2008 and September 30, 2007, respectively.
     Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to long-term contracts. The most recent of these agreements was entered into on December 19, 2007 in connection with the expiration of one of our pre-existing long-term contracts with Wesco, and following a competitive re-procurement of that work package. On September 29, 2006, The Carlyle Group acquired a majority stake in Wesco, and as a result, we are both now under common control of The Carlyle Group through its affiliated funds. In addition, four of our directors, Messrs. Squier, Clare, Palmer and Jumper, also serve on the board of directors of Wesco. The Carlyle Group may indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the three month periods ended September 28, 2008 and September 30, 2007 was approximately $6.0 million and $4.5 million, respectively. Approximately, $21.1 million and $12.1 million was paid to Wesco pursuant to our contracts with Wesco for the nine month periods ended September 28, 2008 and September 30, 2007.
     Additionally, as the result of a competitive procurement, in October 2008, we reached an agreement with Wesco to amend one of the existing long-term contracts with Wesco to include hardware requirements for the Global Hawk program through February 2010. The estimated contract value of that award is approximately $2.5 million through that period.
     We also have an ongoing commercial relationship with Gardner Group Ltd (“Gardner Group”), a supplier of metallic aerostructure details, equipment and engine components to the global aviation industry. Gardner Group currently provides aerospace parts to us. The most recent agreement with the Gardner Group was entered into on November 5, 2007. On November 3, 2008, The Carlyle Group acquired a majority equity interest in the Gardner Group, and as a result, the Gardner Group and our company are both now under common control of The Carlyle Group through its affiliated funds. The Carlyle Group may indirectly benefit from their economic interest in Gardner Group from its contractual relationships with us. The total amount paid to Gardner Group pursuant to our contracts with Gardner Group for the nine month period ended September 28, 2008 was $1.4 million.
     As previously disclosed in Exhibit 10.2 of Form 8-K filed with the SEC on February 6, 2006, upon the retirement in the first quarter of 2006 of Tom Risley (“Mr. Risley”), our former Chief Executive Officer, we entered into a consulting agreement with Mr. Risley for a minimum fee of $36,000 plus expenses, with a total payout plus expenses not to exceed $200,000. The total fees and expenses incurred under that agreement were $43,800 through the expiration of the agreement on February 28, 2007. Of that total, approximately $9,000 was incurred during the nine month period ended September 30, 2007.
Note 15- Guarantor Subsidiaries
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

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
September 28, 2008
(dollars in millions, except par value per share) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$124.5	$0.1	$—	$124.6
Trade and other receivables	156.7	6.3	—	163.0
Intercompany receivable	23.3	8.5	(31.8)	—
Inventories	379.4	15.6	—	395.0
Other current assets	5.4	0.6	—	6.0

Total current assets	689.3	31.1	(31.8)	688.6
Property, plant and equipment, net	461.7	8.3	—	470.0
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	29.5	—	—	29.5
Debt origination costs, net and other assets	15.3	—	—	15.3
Investment in affiliated company	74.6	—	(74.6)	—

Total assets	$1,734.4	$103.1	$(106.4)	$1,731.1

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$138.1	$3.8	$—	$141.9
Intercompany payable	8.5	23.3	(31.8)	—
Accrued and other liabilities	67.1	—	—	67.1
Accrued payroll and employee benefits	46.4	1.4	—	47.8
Accrued post-retirement benefits-current	44.6	—	—	44.6
Accrued pension-current	0.3	—	—	0.3
Current portion of long-term bank debt	5.9	—	—	5.9
Accrued contract liabilities	197.4	—	—	197.4

Total current liabilities	508.3	28.5	(31.8)	505.0

Long-term liabilities:
Accrued post-retirement benefits	435.7	—	—	435.7
Accrued pension	272.1	—	—	272.1
Long-term bank debt, net of current portion	596.3	—	—	596.3
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	143.0	—	—	143.0

Total liabilities	2,225.4	28.5	(31.8)	2,222.1

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,798,382 issued and outstanding at September 28, 2008	0.3	—	—	0.3
Additional paid-in capital	419.7	80.3	(80.3)	419.7
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Accumulated deficit	(471.4)	(5.7)	5.7	(471.4)
Accumulated other comprehensive loss	(438.0)	—	—	(438.0)

Total stockholders’ equity (deficit)	$(491.0)	$74.6	$(74.6)	$(491.0)

Total liabilities and stockholders’ equity (deficit)	$1,734.4	$103.1	$(106.4)	$1,731.1

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

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Three Months Ended September 28, 2008
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$466.7	$15.4	$(4.8)	$477.3

Costs and expenses
Cost of sales	398.1	13.8	(4.8)	407.1
Selling, general and administrative expenses	38.5	1.4	—	39.9

Total costs and expenses	436.6	15.2	(4.8)	447.0

Operating income	30.1	0.2	—	30.3

Other income (expense)
Interest income	1.3	—	—	1.3
Other gain	1.6	—	—	1.6
Interest expense	(17.4)	—	—	(17.4)
Equity in income (loss) of consolidated subsidiaries	0.2	—	(0.2)	—

Income (loss) before income taxes	15.8	0.2	(0.2)	15.8
Income tax expense	0.2	—	—	0.2

Net income (loss)	$15.6	$0.2	$(0.2)	$15.6

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Three Months Ended September 30, 2007
(in millions) (Unaudited)

	Vought	Guarantor	Intercompany	Totals
Revenue	$410.2	$16.2	$(4.1)	$422.3

Costs and expenses
Cost of sales	342.3	15.0	(4.1)	353.2
Selling, general and administrative expenses	53.6	1.2	—	54.8

Total costs and expenses	395.9	16.2	(4.1)	408.0

Operating income (loss)	14.3	—	—	14.3

Other income (expense)
Interest income	0.9	—	—	0.9
Other gain (loss)	0.1	(0.1)	—	—
Equity in loss of joint venture	(1.7)	—	—	(1.7)
Interest expense	(15.7)	—	—	(15.7)
Equity in income (loss) of consolidated subsidiaries	(0.1)	—	0.1	—

Income (loss) before income taxes	(2.2)	(0.1)	0.1	(2.2)
Income taxes	(0.1)	—	—	(0.1)

Net income (loss)	$(2.1)	$(0.1)	$0.1	$(2.1)

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Nine Months Ended September 28, 2008
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$1,346.8	$52.5	$(15.9)	$1,383.4

Costs and expenses

Cost of sales	1,080.3	46.1	(15.9)	1,110.5
Selling, general and administrative expenses	145.6	4.3	—	149.9

Total costs and expenses	1,225.9	50.4	(15.9)	1,260.4

Operating income	120.9	2.1	—	123.0

Other income (expense)
Interest income	2.3	—	—	2.3
Other gain	48.7	—	—	48.7
Equity in loss of joint venture	(0.6)	—	—	(0.6)
Interest expense	(49.6)	—	—	(49.6)
Equity in income (loss) of consolidated subsidiaries	2.1	—	(2.1)	—

Income (loss) before income taxes	123.8	2.1	(2.1)	123.8
Income tax expense	0.2	—	—	0.2

Net income (loss)	$123.6	$2.1	$(2.1)	$123.6

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Nine Months Ended September 30, 2007
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$1,193.6	$45.2	$(8.2)	$1,230.6

Costs and expenses
Cost of sales	935.7	44.0	(8.2)	971.5
Selling, general and administrative expenses	164.8	3.7	—	168.5

Total costs and expenses	1,100.5	47.7	(8.2)	1,140.0

Operating income (loss)	93.1	(2.5)	—	90.6

Other income (expense)
Interest income	3.1	—	—	3.1
Other loss	—	(0.1)	—	(0.1)
Equity in loss of joint venture	(2.4)	—	—	(2.4)
Interest expense	(47.3)	—	—	(47.3)
Equity in income (loss) of consolidated subsidiaries	(2.6)	—	2.6	—

Income (loss) before income taxes	43.9	(2.6)	2.6	43.9
Income taxes	0.7	—	—	0.7

Net income (loss)	$43.2	$(2.6)	$2.6	$43.2

Vought Aircraft Industries , Inc.
Consolidating Cash Flow Statement
Nine Months Ended September 28, 2008
(in millions ) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$123.6	$2.1	$(2.1)	$123.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	48.9	1.2	—	50.1
Stock compensation expense	2.2	—	—	2.2
Equity in losses of joint venture	0.6	—	—	0.6
(Gain)/Loss from asset disposals	(50.1)	—	—	(50.1)
Income from investments in consolidated subsidiaries	(2.1)	—	2.1	—
Changes in current assets and liabilities:
Trade and other receivables	(81.4)	(0.2)	—	(81.6)
Intercompany accounts receivable	0.8	(1.2)	0.4	—
Inventories	(32.4)	0.2	—	(32.2)
Other current assets	0.5	(0.1)	—	0.4
Accounts payable, trade	(36.2)	(0.6)	—	(36.8)
Intercompany accounts payable	1.2	(0.8)	(0.4)	—
Accrued payroll and employee benefits	(0.8)	0.4	—	(0.4)
Accrued and other liabilities	(9.8)	(0.2)	—	(10.0)
Accrued contract liabilities	(33.0)	—	—	(33.0)
Other assets and liabilities—long-term	(79.8)	—	—	(79.8)

Net cash provided by (used in) operating activities	(147.8)	0.8	—	(147.0)
Investing activities
Capital expenditures	(40.5)	(1.2)	—	(41.7)
Proceeds from sale of joint venture	55.0	—	—	55.0

Net cash provided by (used in) investing activities	14.5	(1.2)	—	13.3
Financing activities
Proceeds from short-term bank debt	153.0	—	—	153.0
Payments on short-term bank debt	(153.0)	—	—	(153.0)
Proceeds from Incremental Facility	184.6	—	—	184.6
Payments on long-term bank debt	(2.0)	—	—	(2.0)
Proceeds from sale of common stock	0.1	—	—	0.1

Net cash provided by (used in) financing activities	182.7	—	—	182.7

Net decrease in cash and cash equivalents	49.4	(0.4)	—	49.0
Cash and cash equivalents at beginning of period	75.1	0.5	—	75.6

Cash and cash equivalents at end of period	$124.5	$0.1	$—	$124.6

Vought Aircraft Industries , Inc.
Consolidating Cash Flow Statement
Nine Months Ended September 30, 2007
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$43.2	$(2.6)	$2.6	$43.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46.6	1.2	—	47.8
Stock compensation expense	1.8	—	—	1.8
Equity in losses of joint venture	2.4	—	—	2.4
Loss from asset disposals	0.6	0.1	—	0.7
Income from investments in consolidated subsidiaries	2.6	—	(2.6)	—
Changes in current assets and liabilities:
Trade and other receivables	(40.7)	(2.8)	—	(43.5)
Intercompany accounts receivable	(6.2)	(0.3)	6.5	—
Inventories	6.1	(1.2)	—	4.9
Other current assets	0.9	(0.2)	—	0.7
Accounts payable, trade	(4.3)	1.5	—	(2.8)
Intercompany accounts payable	1.3	5.2	(6.5)	—
Accrued payroll and employee benefits	(7.6)	0.1	—	(7.5)
Accrued and other liabilities	55.4	(0.5)	—	54.9
Accrued contract liabilities	(37.6)	—	—	(37.6)
Other assets and liabilities— long-term	(81.4)	—	—	(81.4)

Net cash provided by (used in) operating activities	(16.9)	0.5	—	(16.4)
Investing activities
Capital expenditures	(39.0)	(0.9)	—	(39.9)
Proceeds from sale of assets	23.1	—	—	23.1
Investment in joint venture	(16.5)	—	—	(16.5)

Net cash used in investing activities	(32.4)	(0.9)	—	(33.3)
Financing activities
Payments on long-term bank debt	(3.0)	—	—	(3.0)
Payments on capital leases	(0.3)	(0.5)	—	(0.8)

Net cash used in financing activities	(3.3)	(0.5)	—	(3.8)

Net decrease in cash and cash equivalents	(52.6)	(0.9)	—	(53.5)
Cash and cash equivalents at beginning of period	92.5	0.9	—	93.4

Cash and cash equivalents at end of period	$39.9	$—	$—	$39.9

Note 16- Fair Value Measurements
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
          As of September 28, 2008, we had $124.4 million of short term investments, primarily money market funds, reflected in our cash and cash equivalents balance on our Consolidated Balance Sheet. The fair value determination of this asset involves level 1 inputs.
          Our deferred compensation liability to former executives is based on the most recently obtained fair value of our common stock. As of September 28, 2008, the fair value determination of the $3.8 million deferred compensation liability involves level 3 inputs. However, we believe the value of this liability has not substantially changed since December 31, 2007.
Note 17- Comprehensive Income (Loss)
          Comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
		(in millions)
Net income (loss)	$15.6	$(2.1)	$123.6	$43.2
Comprehensive income (loss), net of tax
Pension	13.6	0.6	18.4	6.5
OPEB	(7.1)	—	30.5	—

Total comprehensive income (loss)	$22.1	$(1.5)	$172.5	$49.7

We remeasured some of our benefit plans as of March 31, 2008 resulting in an increase to other comprehensive income for the period. For more information on the impact of this remeasurement, see Note 5 – Pension and Other Post-retirement Benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our interim unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section of this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the periods ended March 30, 2008 and June 29, 2008 and our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.
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
     Our customer base consists of leading aerospace original equipment manufacturers (“OEMs”), including Airbus, Bell Helicopter, Boeing, Cessna, Gulfstream, Hawker Beechcraft, Lockheed Martin, Northrop Grumman and Sikorsky, as well as the U.S. Air Force. We generate approximately 80% of our revenues from our three largest customers, Airbus, Boeing and Gulfstream.
     Although the majority of our revenues are generated by sales in the U.S. market, we generate approximately 15% of our revenue from sales outside of the United States.
     Most of our revenues are generated under long-term contracts. Our customers typically place orders well in advance of required deliveries, which gives us considerable visibility with respect to our future revenues. These advance orders also generally create a significant backlog for us, which was approximately $3.9 billion at September 28, 2008. Our calculation of backlog includes only firm orders for commercial and business jet programs and funded orders for government programs, which causes our backlog to be substantially lower than the estimated aggregate dollar value of our contracts and may not be comparable to others in the industry.
     For our commercial and business jet programs, changes in the economic environment and the financial condition of airlines may cause our customers to increase or decrease deliveries, adjusting firm orders that would affect our backlog. Also, to the extent the current global financial crisis continues or worsens, overall demand for our commercial and business aircraft products could decline. For our military aircraft programs, the Department of Defense and other government agencies have the right to terminate both our contracts and/or our customers’ contracts either for default or, if the government deems it to be in its best interest, for convenience.
     The market for our commercial, military and business jet programs has historically been cyclical. While the commercial, military and business jet markets are currently experiencing a period of increased production, as discussed below, our business could be adversely affected by significant changes in the U.S. or global economy or changes to the current needs of the U.S. military.

     Commercial Aircraft. Sales to the commercial aircraft market are directly and significantly affected by the financial health of the commercial airline industry, passenger and cargo air traffic, the introduction of new aircraft models, and the availability and profile of used aircraft. During the past three years we have benefited from increased demand for our commercial aircraft products and we expect to continue to benefit from this increased demand for our commercial aircraft products in future periods. Although the sector of the commercial aerospace industry that we participate in is in a cycle of increased production, our business could be adversely affected by significant changes in the U.S. or global economy that affect the commercial airline industry, including high fuel prices and disruption of the global credit markets.
     Military Aircraft. U.S. national defense spending and procurement funding decisions, global geopolitical conditions and current operational use of the existing military aircraft fleet drive sales in the military aircraft market. Due to the current and anticipated pace of military operations in the Middle East and the U.S. military’s need to more rapidly repair or replace its existing fleet of equipment, we expect that spending for defense procurement should remain robust for at least the next several years. We believe that this will result in continued growth in our rotorcraft programs since they are some of the key equipment being used in the Middle East. Historically, the majority of our military revenues and a significant portion of our total revenue have been generated from our C-17 program. We currently have a contract from Boeing to support C-17 production through 2009. On June 30, 2008, President Bush signed a bill to provide funding for 15 additional C-17 aircraft. The contract has been negotiated and firm orders have been received from Boeing on these aircraft, which extends our C-17 production through 2010. However, our business could be adversely impacted if the U.S. Congress does not fund additional C-17 aircraft and Boeing decides not to fund beyond their current commitment.
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
Recent Developments
     Previously, the Air Force planned to replace the KC-135 with the KC-45A tanker based on modified versions of either the A330 or the 767 commercial airframe. We provide aerostructures for both of these aircraft and as a result we did not expect our results of operations to be materially affected by the selection. On September 10, 2008, Defense Secretary Robert Gates announced that the competition for the KC-45A tanker contract was cancelled because a decision for either airframe would be contested and a resolution could not be reached under the current administration. We expect that the Air Force will seek to replace the KC-135 following the upcoming change in the administration.

              On September 5, 2008, the International Association of Machinists and Aerospace Workers (IAM) Local 751 at Boeing voted to strike. Subsequently, the IAM Local 751 ratified a new collective bargaining agreement with Boeing and ended the strike on November 1, 2008. The Vought facilities producing Boeing commercial airplane products and most impacted by the Boeing IAM strike include our plants in Stuart, FL; the Marshall Street plant in Grand Prairie, TX; Milledgeville, GA.; and North Charleston, SC. During the strike, we implemented changes at these sites to decrease our production levels in response to Boeing’s schedule changes by reducing overtime, moving employees to other programs and eliminating outside contractors working at those sites. We also reached terms with Boeing on an agreement for most programs to mitigate the cash impact to Vought. As a result of these changes, the strike did not have a material impact on our results of operations during the three month period ended September 28, 2008. The impact to our results of operations for the fourth quarter will depend on the severity of Boeing’s schedule recovery plan.
              IAM represented employees at our Nashville site voted to strike on September 27, 2008. Since that time, this facility has remained open and continues to produce and deliver products. The aircraft programs built at this site include Airbus A330/A340 wing components, the Gulfstream 450 wing, the C-130 empennage, and wing panels for the Cessna Citation X. We have implemented our contingency plan which includes shifting personnel from other Vought sites to Nashville, adding experienced outside contractors, assigning Nashville salaried employees to production and moving some of the smaller sub-assembly work from Nashville to other Vought sites. As a result we have met the majority of our customer delivery commitments since the strike began and our results of operations during the three month period ended September 28, 2008 were not materially impacted. However, our results of operations in the fourth could be impacted depending on the length of the strike and our ability to continue to successfully execute the contingency plan.
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
              Revenue and Profit Recognition. We record revenue and profit for our long-term contracts using a percentage of completion method with, depending on the contract, either cost-to-cost or units-of-delivery as our basis to measure progress toward completing the contract.
•
Under the cost-to-cost method, progress toward completion is measured as the ratio of total costs incurred to our estimate of total costs at completion. We recognize costs as incurred. Profit is determined based on our estimated profit margin on the contract multiplied by our progress toward completion. Revenue represents the sum of our costs and profit on the contract for the period.

•
Under the units-of-delivery method, revenue on a contract is recorded as the units are delivered and accepted during the period at an amount equal to the contractual selling price of those units. The costs recorded on a contract under the units-of-delivery method are equal to the total costs at completion divided by the total units to be delivered. As our contracts can span multiple years, we often segment the contracts into production lots for the purposes of accumulating and allocating cost. Profit is recognized as the difference between revenue for the units delivered and the estimated costs for the units delivered.

              Amounts representing contract change orders or claims are only included in revenue when such change orders or claims have been settled with our customer and to the extent that units have been delivered. Additionally, some of our contracts may contain terms or provisions, such as price re-determination or price escalation, which are included in our estimate of contract value when the amounts can be reliably estimated and their realization is reasonably assured.

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
     For a further discussion of our revenue recognition policy, see ‘‘— Critical Accounting Policies and Estimates — Revenue and Profit Recognition.’’
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
     Equity in loss of joint venture. Equity in loss of joint venture reflected our share of the loss from Global Aeronautica, a joint venture in which we formerly participated. As a result of the sale of our equity interest in Global Aeronautica, our results of operations in future periods will not be impacted by this joint venture.
     Income Tax Expense. Income tax expense represents federal income tax provided on our net book income. State income tax is included as part of Selling, general and administrative expenses. For a further discussion of our income tax provision, please see Note 9 – Income Taxes.

Results of Operations

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 28, 2008	September 30, 2007	$ Change	September 28, 2008	September 30, 2007	$ Change
	(in millions)
Revenue:
Commercial	$248.7	$205.1	$43.6	$701.3	$609.1	$92.2
Military	144.8	142.2	2.6	440.2	398.5	41.7
Business Jet	83.8	75.0	8.8	241.9	223.0	18.9

Total revenue	$477.3	$422.3	$55.0	$1,383.4	$1,230.6	$152.8
Costs and expenses:
Cost of sales	407.1	353.2	53.9	1,110.5	971.5	139.0
Selling, general and administrative	39.9	54.8	(14.9)	149.9	168.5	(18.6)

Total costs and expenses	$447.0	$408.0	$39.0	$1,260.4	$1,140.0	$120.4

Operating income	30.3	14.3	16.0	123.0	90.6	32.4
Interest expense, net	(16.1)	(14.8)	(1.3)	(47.3)	(44.2)	(3.1)
Other gain/(loss)	1.6	—	1.6	48.7	(0.1)	48.8
Equity in loss of joint venture	—	(1.7)	1.7	(0.6)	(2.4)	1.8
Income tax expense	(0.2)	0.1	(0.3)	(0.2)	(0.7)	0.5

Net Income	$15.6	$(2.1)	$17.7	$123.6	$43.2	$80.4

Comparison of Results of Operations for the Three Months Ended September 28, 2008 and September 30, 2007
Revenues. Revenue for the three months ended September 28, 2008 was $477.3 million, an increase of $55.0 million, or 13%, compared with the same period in the prior year. When comparing the third quarter of 2008 with the same period in the prior year:
•	Commercial revenue increased $43.6 million, or 21% primarily due to increased non-recurring sales for the 747-8 program.

•	Military revenue increased $2.6 million, or 2%, primarily due to higher delivery rates on the H-60 program.

•	Business Jet revenue increased $8.8 million, or 12%, primarily due to increased deliveries on Gulfstream products.
Operating income. Operating income for the three months ended September 28, 2008 was $30.3 million, an increase of $16.0 million or 112% compared with $14.3 million for the same period in the prior year. The increase was primarily driven by higher military program margins of $28.5 million resulting from the absence of losses on the H-60 program recorded during 2007 and a decrease of $14.3 million in non-recurring 787 program expenses during the period. Those operating income improvements were partially offset by a $21.5 million decrease in commercial program margins primarily resulting from the absence during the period of favorable contract changes recorded in 2007.
Interest expense, net. Interest expense, net for the three month period ended September 28, 2008 was $16.1 million, an increase of $1.3 million compared with $14.8 million for the same period in the prior year. Interest expense increased largely due to borrowings under the Incremental Facility partially offset by a reduction in the effective interest rate for our other variable rate debt.
Other gain (loss). Other gain (loss) for the three month period ended September 28, 2008 represents the $1.6 million gain resulting from the recognition of the deferred income due to the completion of certain contractual obligations related to the Hawthorne facility.

Comparison of Results of Operations for the Nine Months Ended September 28, 2008 and September 30, 2007
Revenues. Revenue for the nine month period ended September 28, 2008 was $1,383.4 million, an increase of $152.8 million, or 12%, compared with the same period in the prior year. When comparing the first nine months of 2008 with the same period in the prior year:
•
Commercial revenue increased $92.2 million, or 15%. Revenue for our Boeing programs increased $72.8 million primarily due to increased non-recurring sales for the 747-8 program and initial deliveries on the 787 program. In addition, revenue for our Airbus programs increased $19.4 million primarily due to higher deliveries.

•	Military revenue increased $41.7 million, or 10%, primarily due to higher delivery rates on the H-60 and the V-22 programs, as well as price increases on the H-60 program.

•	Business Jet revenue increased $18.9 million, or 8%, primarily due to increased deliveries on Gulfstream products.
Operating income. Operating income for the nine months ended September 28, 2008 was $123.0 million, an increase of $32.4 million or 36% compared with $90.6 million for the same period in the prior year. This improvement included a decrease of $42.0 million in non-recurring 787 program expenses during the period, higher military program margins of $15.4 million primarily resulting from the absence of H-60 program losses recorded in 2007 and $22.6 million of purchase accounting reserves for the 747 program released during the first quarter of 2008 to reflect the scheduled completion of the deliveries for the 747-400 model. These improvements were partially offset by a $43.5 million decrease in commercial program margins primarily resulting from the absence during the period of favorable contract changes recorded in 2007.
Interest expense, net. Interest expense, net for the nine month period ended September 28, 2008 was $47.3 million, an increase of $3.1 million compared with $44.2 million for the same period in the prior year. Interest expense increased primarily due to higher borrowings on the revolving portion of the senior secured credit facilities during the nine month period ended September 28, 2008 compared with no revolver borrowings during the same period in the 2007 and borrowings under the Incremental Facility partially offset by a reduction in the effective interest rate for our other variable rate debt. As of September 28, 2008, there were no borrowings under the revolving portion of our senior secured credit facilities.
Other gain (loss). Other gain (loss) for the nine month period ended September 28, 2008 represents the $47.1 million gain from the sale of our entire equity interest in Global Aeronautica and the $1.6 million gain resulting from the recognition of the deferred income due to the completion of certain contractual obligations related to the Hawthorne facility.
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

Revenue Recognition
             The majority of our sales are made pursuant to written contractual arrangements or ''contracts’’ to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed price contracts. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (SOP 81-1) and revenue and costs on contracts are recognized using percentage-of-completion methods of accounting. Depending on the contract, we measure progress toward completion using either the cost-to-cost method or the units-of-delivery method.
•
Under the cost-to-cost method, progress toward completion is measured as the ratio of total costs incurred to our estimate of total costs at completion. We recognize costs as incurred. Profit is determined based on our estimated profit margin on the contract multiplied by our progress toward completion. Revenue represents the sum of our costs and profit on the contract for the period.

•
Under the units-of-delivery method, revenue on a contract is recorded as the units are delivered and accepted during the period at an amount equal to the contractual selling price of those units. The costs recorded on a contract under the units-of-delivery method are equal to the total costs at completion divided by the total units to be delivered. Profit is recognized as the difference between revenue for the units delivered and the estimated costs for the units delivered.

             Additionally, some contracts may contain provisions for revenue sharing, price re-determination or cost and/or performance incentives. Such amounts or incentives are included in contract value when the amounts can be reliably estimated and their realization is reasonably assured. The impact of revisions in cost estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (''forward losses’’) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities in accordance with SOP 81-1. Revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as our valuation of inventory. Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with SOP 81-1.
             Advance payments and progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities.
Accrued contract liabilities consisted of the following:

	September 28,	December 31,
	2008	2007
	(in millions)
Advances and progress billings	$177.5	$182.9
Forward loss	15.0	18.3
Other	4.9	29.2

Total accrued contract liabilities	$197.4	$230.4

Goodwill
     Goodwill by reporting unit is tested for impairment at least annually in accordance with the provisions of SFAS 142. Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that we are a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Since we currently have an accumulated deficit, there have been no impairment charges recognized for the nine month period ended September 28, 2008 and September 30, 2007.
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
Post-Retirement Plans
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
     The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% and is utilized principally in calculating the PBO and annual pension expense. In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for certain eligible retired employees. Such benefits were unfunded as of December 31, 2007 and September 28, 2008. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.

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
     In accordance with SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) we recognized the funded status of our benefit obligation in its statement of financial position as of December 31, 2007. This funded status was remeasured for some plans as of March 31, 2008. The funded status was measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan. For more information on the impact of this remeasurement, see Note 5 — Pension and Other Post-retirement Benefits.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. We adopted SFAS No. 157 for our financial assets and liabilities on January 1, 2008 and it has not materially affected our financial statements. The SFAS No. 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2. See Note 16 — Fair Value Measurements for a summary of the assets and liabilities that are measured at fair value as of September 28, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. We adopted SFAS No. 159 on January 1, 2008 and did not elect the fair value option. Thus, it had no impact on our financial statements.
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
Liquidity and Capital Resources
     Liquidity is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. The primary sources of our liquidity include cash flow from operations, borrowing capacity through our credit facility and the long-term capital markets and negotiated advances and progress payments from our customers. Our liquidity requirements and working capital needs depend on a number of factors, including the level of delivery rates under our contracts, the level of developmental expenditures related to new programs, growth and contractions in the business cycles, contributions to our pension plans as well as interest and debt payments. Our liquidity requirements fluctuate from period to period as a result of changes in the rate and amount of our investments in our programs, changes in delivery rates under existing contracts and production associated with new contracts.
     In upcoming periods our 787 program will be a key driver of our liquidity and working capital requirements as we continue our investment in, and increase our production rate under that program. The Boeing strike coupled with the overall 787 program schedule delays will reduce the number of deliveries we will make in the near term. As a result, a number of actions are being taken on the 787 program at Vought’s North Charleston facility to improve our liquidity position. We have currently produced enough barrels to support deliveries for 19 aircraft. Therefore, we must continue to slow our production rate and make other changes for the program. In order to slow production, we have released most of our outside assembly contractor workforce, suspended our 787 composite bond fabrication operations and redeployed assembly employees to concentrate on existing fuselages closest to completion. A variety of additional actions related to our 787 program activities are anticipated including a temporary shutdown of the production assembly area.
     Overall, we believe we will be able to effectively manage our costs and work with our suppliers and customers to mitigate the impact on our financial position from the Boeing strike as well as 787 program delays. However, any significant future delays could have a material adverse effect on our financial condition, results of operations and cash flows.
     For certain aircraft programs, milestone or advance payments finance working capital, which helps to improve our liquidity. In addition, we may, in the ordinary course of business, settle outstanding claims with customers or suppliers or we may receive payments for previously unnegotiated change orders. Settlement of pending claims can have a significant impact on our results of operations and cash flows. We have reached an interim settlement regarding certain pending claims related to our 787 program. These claims related to non-recurring costs we incurred in developing the program as well as increases in our expected production costs due to aircraft design changes. In addition, we received advance payments of approximately $122.0 million from Boeing in March 2008, which will be liquidated as shipments occur. We are continuing our discussions with Boeing on future pricing considerations with an objective of resolving such considerations in a timely manner.

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
     On May 6, 2008, we borrowed an additional $200.0 million of term loans pursuant to our existing senior secured credit facilities. We received net proceeds of approximately $184.6 million from the Incremental Facility, to be used for general corporate purposes.
     After the incurrence of the indebtedness under the Incremental Facility, $611.0 million is outstanding under our senior secured credit facilities. The interest rates per annum applicable to the Incremental Facility are, at our option, the ABR or Eurodollar Base Rate plus, in each case, an applicable margin equal to 3.00% for ABR loans and 4.00% for Eurodollar Base Rate loans, subject to a Eurodollar Base Rate floor of 3.50%.
     Except for amortization and interest rate, the terms of the Incremental Facility, including mandatory prepayments, representations and warranties, covenants and events of default, are the same as those applicable to the existing term loans under our senior secured credit facilities and all references to our senior secured credit facilities shall include the Incremental Facility. The term loans under the Incremental Facility will be repayable in equal quarterly installments of $470,000 starting on September 30, 2008, with the balance due on December 22, 2011.
     As of September 28, 2008, we had no borrowings outstanding under the Revolver, although we borrowed and repaid $153.0 million during the nine month period ended September 28, 2008. We had long-term debt principal of approximately $881.0 million, which included $611.0 million incurred under our senior secured credit facilities and $270.0 million of Senior Notes. In addition, we had $47.5 million in outstanding letters of credit under the $75 million synthetic facility.
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

     In October 2008, the administrative and collateral agent under our existing senior secured credit facilities, Lehman Commercial Paper Inc. (“LCPI”), filed for bankruptcy. In connection with its bankruptcy, we expect that LCPI will resign as administrative and collateral agent under our senior secured credit facilities and we are currently in the process of working with our lending group to designate a replacement administrative and collateral agent. Additionally, LCPI is currently a lender under our Revolver with a commitment of approximately $15 million; however we do not expect that LCPI would fund their commitment under the Revolver, if requested. We also intend to replace LCPI as a lender under our Revolver to the extent we are able to do so given the current condition of the global financial markets.
     Credit Agreements and Debt Covenants. The agreements governing our debt contain customary affirmative and negative covenants for facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also requires that we maintain certain financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios, as defined in the agreement, and a limitation on our capital spending levels. The Senior Notes indenture also contains various restrictive covenants, including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of September 28, 2008, we were in compliance with the covenants in the indenture governing our outstanding Senior Notes and credit facilities.
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
     Our senior secured credit facilities use Adjusted EBITDA to determine our compliance with two financial maintenance covenants. See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and reconciliation of that non-GAAP financial measure to net cash provided by (used in) operating activities. We are required not to permit our consolidated total leverage ratio, or the ratio of funded indebtedness (net of cash) at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter, to exceed 4.25:1.00 for fiscal periods ending during 2008, 4.00:1.00 for fiscal 2009, 3.75:1.00 for fiscal 2010 and 3.50:1.00 thereafter. We also are required not to permit our consolidated net interest coverage ratio, or the ratio of Adjusted EBITDA for the twelve months ending on the last day of a quarter to our consolidated net interest expense for the twelve months ending on the same day, to be less than 3.50:1.00 for periods ending during 2008 and thereafter. Each of these covenants is tested quarterly, and our failure to comply could result in a default and, potentially, an event of default under our senior secured credit facilities. If not cured or waived, an event of default could result in acceleration of this indebtedness. Our credit facilities also use Adjusted EBITDA to determine the interest rates on our borrowings, which are based on the consolidated total leverage ratio described above. Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our senior secured credit facilities. Accordingly, a change in our Adjusted EBITDA could increase or decrease our cost of funds. The actual results of the total leverage ratio and net interest coverage ratio for the nine month period ended September 28, 2008 were 2.72:1.00 and 5.00:1.00, respectively.
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

     Non-GAAP Financial Measures. Periodically we disclose to investors Adjusted EBITDA, which is a non-GAAP financial measure that our management uses to assess our compliance with the covenants in our senior secured credit agreement, our ongoing ability to meet our obligations and manage our levels of indebtedness. Adjusted EBITDA is calculated in accordance with our senior secured credit agreement and includes adjustments that are material to our operations but that our management does not consider reflective of our ongoing core operations. Pursuant to our senior secured credit agreement, Adjusted EBITDA is calculated by making adjustments to our net income (loss) to eliminate the effect of our (1) net income tax expense, (2) net interest expense, (3) any amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness, (4) depreciation and amortization expense, (5) any extraordinary, unusual or non-recurring expenses or losses (including losses on sales of assets outside of the ordinary course of business, non-recurring expenses associated with the 787 program and certain expenses associated with our facilities consolidation efforts) net of any extraordinary, unusual or non-recurring income or gains, (6) any other non-cash charges, expenses or losses, restructuring and integration costs, (7) stock-option based compensation expenses and (8) all fees and expenses paid pursuant to our Management Agreement with Carlyle. See Note 14 - Related Party Transactions.

     Adjusted EBITDA for the three month period ended September 28, 2008 was $54.9 million, an increase of $5.0 million from the same period in the prior year. For the nine month period ended September 28, 2008, adjusted EBITDA was $205.2 million, a decrease of $2.3 million from the same period in the prior year. The following table is a reconciliation of the non-GAAP measure from our cash flows from operations:

	For the Three Months Ended		For the Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Net cash provided by (used in) operating activities	$(109.3)	$(18.1)	$(147.0)	$(16.4)
Interest expense, net	16.1	14.8	47.3	44.2
Income tax expense (benefit)	0.2	(0.1)	0.2	0.7
Stock compensation expense	(0.8)	(0.1)	(2.2)	(1.8)
Equity in losses of joint venture	—	(1.7)	(0.6)	(2.4)
(Gain) Loss from asset sales and other losses	1.6	(0.1)	50.1	(0.7)
Non-cash interest expense	(1.8)	(0.9)	(4.1)	(2.3)
787 tooling amortization	—	—	0.8	—
Changes in operating assets and liabilities	141.4	35.3	273.4	112.3

EBITDA	$47.4	$29.1	$217.9	$133.6

Non-recurring investment in Boeing 787 (1)	6.0	20.3	28.0	70.0
Unusual charges & other non-recurring program costs (2)	1.7	—	5.7	0.1
(Gain) Loss on disposal of property, plant and equipment (3)	(1.5)	0.1	(50.1)	0.7
Other (4)	1.3	0.4	3.7	3.1

Adjusted EBITDA	$54.9	$49.9	$205.2	$207.5

(1)
Non recurring investment in Boeing 787—The Boeing 787 program, described elsewhere in this quarterly report, is a significant new program for our operations, and has required substantial start-up costs in recent periods as we built a new facility in South Carolina and invested in new manufacturing technologies dedicated to the program. These start-up investment costs are recognized in our financial statements over several periods due to their magnitude and timing. We expect that our current start-up costs in the Boeing 787 program will decline significantly as the start-up phase of the program and our current related contractual commitments will be substantially completed during the next few months. In the future, subject to potential program modifications by our customer, including development of derivatives and delivery rate increases, we could have additional start-up costs required. Our credit agreement excludes our significant start-up investment in the Boeing 787 program because it represents an unusual significant investment in a major new program that is not indicative of ongoing core operations, and accordingly the investment that has been expensed during the period is added back to Adjusted EBITDA. Also included is our loss in our joint venture with Global Aeronautica. Our share of Global Aeronautica’s net loss was $0.6 million and $2.4 million for the nine month periods ended September 28, 2008 and September 30, 2007, respectively. On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing and as a result, recorded a $47.1 million gain on the sale during the nine month period ended September 28, 2008. In future periods, our adjusted EBITDA calculation will not be impacted by this joint venture. For more information, please refer to Note 12 - Investment in Joint Venture to our interim unaudited condensed consolidated financial statements.

(2)
Unusual charges and other non-recurring program costs—Our senior secured credit agreement excludes our expenses for unusual events in our operations and non-recurring costs that are not indicative of ongoing core operating performance, and accordingly the charges that have been expensed during the period are added back to Adjusted EBITDA.

For the three month period ended September 28, 2008, we incurred $1.7 million of non-recurring costs primarily related to a facilities rationalization initiative.

For the nine month periods ended September 28, 2008 and September 30, 2007, we incurred $5.7 million and $0.1 million, respectively, of non-recurring costs primarily related to a facilities rationalization initiative.

(3)
(Gain) Loss on disposal of property, plant and equipment (“PP&E”) and other assets — On occasion, where the asset is no longer needed for our business and ceases to offer sufficient value or utility to justify our retention of the asset, we choose to sell PP&E at a loss. These losses reduce our results of operations for the period in which the asset was sold. Similarly, in some cases, we sell assets at an amount in excess of book value. For example, during the nine month period ended September 28, 2008, we recorded a $47.1 million gain on the sale of our equity interest in Global Aeronautica to Boeing and a $1.6 million gain resulting from the recognition of the deferred income from the sale of the Hawthorne facility. Our credit agreement provides that those gains and losses are reflected as an adjustment in calculating Adjusted EBITDA.

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

     Contractual Obligations. In our annual report on Form 10-K for the fiscal year ended December 31, 2007, we provided estimates of our pension plan contributions for 2008 — 2012. Our future pension contributions are primarily driven by the funded status percentage of our plans as of December 31 of each fiscal year. As discussed in our post-retirement plans accounting policy, two of the factors used in determining our liability are the discount rate and the market value of the plan assets. As of September 28, 2008, the current corporate bond rates and the fluctuations in the fair value of our plan assets as a result of the current volatility in global financial markets, indicate that our contributions over the next five years may increase from the previously anticipated levels.
Cash Flow Summary

	For the Nine Months Ended
	September 28,	September 30,
	2008	2007	Change
	(in millions)
Net income (loss)	$123.6	$43.2	$80.4
Non-cash items	2.8	52.7	(49.9)
Changes in working capital	(273.4)	(112.3)	(161.1)

Net cash provided by (used in) operating activities	(147.0)	(16.4)	(130.6)
Net cash provided by (used in) investing activities	13.3	(33.3)	46.6
Net cash provided by (used in) financing activities	182.7	(3.8)	186.5

Net increase (decrease) in cash and cash equivalents	49.0	(53.5)	102.5
Cash and cash equivalents at beginning of period	75.6	93.4	(17.8)

Cash and cash equivalents at end of period	$124.6	$39.9	$84.7

          Net cash used in operating activities for the nine month period ended September 28, 2008 was $147.0 million, a change of $130.6 million compared to cash used of $16.4 million for the same period in 2007. The change primarily resulted from an increase in pension payments during 2008 and the timing of payments received from customers in 2008.
          Net cash provided by investing activities for the nine months ended September 28, 2008 was $13.3 million, a change of $46.6 million compared to net cash used in investing activities of $33.3 million for the same period in 2007. This improvement is largely due to a $31.9 million increase in proceeds provided by the sale of assets and a $16.5 million decrease in contributions to Global Aeronautica.
          Net cash provided by financing activities for the nine months ended September 28, 2008 was $182.7 million, a change of $186.5 million compared to net cash used in financing activities of $3.8 million for the same period in 2007. The change primarily resulted from the $184.6 million in net proceeds provided by borrowings under the Incremental Facility.
Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements as of September 28, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impacts the amount of interest we must pay on our variable-rate debt and our calculation of our liability for our defined benefit plans. Other than the interest rate swaps described below, financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.
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
     Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. We have long-term supply agreements with a number of our major suppliers. We, as well as our supply base, are experiencing delays in the receipt of and price increases on metallic raw materials. During 2008, raw material price increases have slowed down. However, based upon market shift conditions and industry analysis we expect price increases to return in 2009 and beyond due to increased infrastructure demand in China and Russia, and increased aluminum and titanium usage in an ever wider range of global products. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk, however, we are reviewing a full range of business options focused on strategic risk management for all raw material commodities.
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

     We control the credit risks associated with these instruments through the evaluation of the creditworthiness of the counter parties. In the event that a counter party fails to meet the terms of a contract or agreement then our exposure is limited to the current value, at that time, of the interest rate differential, not the full notional or contract amount. We have no such agreements currently outstanding. In the past, we have entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. Under these agreements, we exchanged floating rate interest payments for fixed rate payments periodically over the term of the swap agreements. We currently have no such agreements outstanding; however, in the future we may choose to manage market risk with respect to interest rates by entering into new hedge agreements.
     Management performs a sensitivity analysis to determine how market interest rate changes will affect the fair value of any market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market interest rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $611.0 million of variable rate debt currently outstanding under our senior secured credit facilities. A one-percentage point increase in interest rates on our variable-rate indebtedness would decrease our annual pre-tax income by approximately $6.1 million. While there was no debt outstanding under our revolving credit facility at September 28, 2008, any future borrowings would be subject to the same type of variable rate risks. All of our remaining debt is at fixed rates; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
Foreign Currency Risks
     We are subject to limited risks associated with foreign currency exchange rates due to our contracted business with foreign customers and suppliers. As purchase prices and payment terms under the relevant contracts are denominated in U.S. dollars, our exposure to losses directly associated with changes in foreign currency exchange rates is not material. However, if the value of the U.S. dollar declines in relation to foreign currencies, our foreign suppliers would experience exchange-rate related losses and seek to renegotiate the terms of their respective contracts, which could have a significant impact to our margins and results of operations.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We have a significant amount of indebtedness. As of September 28, 2008, our total indebtedness was $881.0 million, excluding unused commitments under the revolving credit facility in our senior secured credit facilities. Our substantial indebtedness could have important consequences for us and investors in our securities. For example, it could:
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

          In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, variable-rate indebtedness will create higher debt service requirements and it may become necessary for us to dedicate a larger portion of cash flow to service such indebtedness. To the extent we have not entered into hedging arrangements, we are exposed to cash flow risk due to changes in interest rates with respect to the entire $611.0 million of variable-rate indebtedness under our senior secured credit facilities.
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
This demand for aircraft is dependent on and influenced by a number of factors including:
•
Global economic growth, which is a primary factor that both Boeing and Airbus use to forecast future production requirements. In particular, we may face significant challenges if conditions in the financial markets were to continue or worsen, which could adversely impact overall demand for aircraft and air travel, which could have a negative effect on our revenues.

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
     The capital markets are currently experiencing disruptions, which may have an adverse impact on our ability to access new capital. Current conditions in the debt and equity capital markets include reduced liquidity and increased credit risk premiums for market participants. These conditions increase the cost and reduce the availability of capital and may continue or worsen in the future. For example, in October 2008, the administrative and collateral agent under our existing senior secured credit facilities, Lehman Commercial Paper Inc. (“LCPI”), filed for bankruptcy. In connection with its bankruptcy, we expect that LCPI will resign as administrative and collateral agent under our senior secured credit facilities and we are currently in the process of working with our lending group to designate a replacement administrative and collateral agent. Additionally, LCPI is currently a lender under our Revolver with a commitment of approximately $15 million; however we do not expect that LCPI would fund their commitment under the Revolver, if requested. We also intend to replace LCPI as a lender under our Revolver to the extent we are able to do so given the current condition of the global financial markets, but there can be no assurances that we will be able to do so.
     Our need for additional working capital is highly dependent on the future requirements of the 787 program. We expect to need additional funding from Boeing or other third party sources to participate in future derivatives of the 787 or additional contract modifications requested by Boeing. There can be no assurance that we will be able to obtain this additional funding. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.
We may be subject to work stoppages at our facilities or those of our principal customers, which could seriously impact the profitability of our business.
     IAM represented employees at our Nashville, Tennessee plant voted to strike on September 27, 2008. There can be no assurance that we will reach an agreement in the near future. We have currently implemented our contingency plan that has allowed us to continue production in Nashville. However, strikes, work stoppages, or other slowdowns can cause adverse disruption of our operations and we may be prevented from completing production of our aircraft structures or negatively impact our results of operations.
     Many aircraft manufacturers, airlines and aerospace suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by aircraft manufacturers, airlines or aerospace suppliers, such as the recent strike at the Boeing facilities, could reduce our customers’ demand for additional aircraft structures or prevent us from completing production of our aircraft structures. In turn, this may have a material adverse affect on our financial condition, results of operations and cash flows.

Our pension plans are subject to certain risks and have been impacted by the current credit crisis and market volatility.
          Vought has certain risks related to its pension plans, including as a result of the current economic downturn. The funded status of the plans is impacted by both changes in the asset values as well as changes in the pension liability. Vought’s pension plan assets are invested in a diversified portfolio that has experienced valuation losses in the recent volatile markets. The pension liability is a present value calculation that is impacted by changing interest rates, which are the basis for determining the required discount rate to be used. The impact of changes with respect to either asset values or interest rates may result in the pension plans being significantly underfunded at any given time. If the pension plan is underfunded at year end, Vought will be required by current funding regulations to contribute cash, which may be material, over the next few years to meet the shortfall.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          During the nine month period ended September 28, 2008, we issued an aggregate of 9,432 shares of our common stock or less than 1% of the aggregate amount of common stock outstanding, to our members of our Board of Directors in reliance on Section 4(2) of the Securities Act.
          During the nine month period ended September 28, 2008, we issued an aggregate of (i) 9,470 shares of our common stock in connection with the exercise of SARs originally granted in accordance with Rule 701 of the Securities Act and (ii) 6,299 shares of our common stock in connection with the exercise of stock options originally granted in reliance on section 4(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
          On November 6, 2008, W.W. (Bill) Boisture, President of Intrepid Aviation, was elected to serve on our company’s Board of Directors. Mr. Boisture had previously served as President of NetJets from 2003 to 2006 and, prior to that time, had served from 1994 to 2003 in several senior capacities with General Dynamics including as President of Gulfstream Aerospace and Executive Vice President — Aerospace of General Dynamics. Our Board of Directors has not yet determined the Committees of the Board to which Mr. Boisture may be named. Mr. Boisture will be entitled to receive compensation for his services commensurate with our company’s other outside Directors.

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

Vought Aircraft Industries, Inc. (Registrant)

November 10, 2008	/s/ KEITH HOWE

(Date)	Vice President and Chief Financial Officer

November 10, 2008	/s/ WENDY HARGUS

(Date)	Interim Principal Accounting Officer