Form 10-K
period 2008-12-31
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2009-03-13
CIK 1278061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐      No ☑
     As of March 13, 2009, there were 24,818,806 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

Certain Definitions
          Unless the context requires otherwise, all references in this report to “Vought”, “Company”, “our company”, “we”, “our”, “us” and similar terms refer to Vought Aircraft Industries, Inc. and its wholly owned subsidiaries, VAC Industries, Inc., Vought Commercial Aircraft Corporation and Contour Aerospace Corporation (“Contour”).
Cautionary Statement Regarding Forward Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are based upon our current expectations and projections about future events. When used in this annual report on Form 10-K, the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “may” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this annual report are primarily located in the material set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this annual report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.
          Specific factors that might cause actual results to differ from our expectations include, but are not limited to:
•	significant considerations and risks discussed in this report;

•	global and domestic financial market conditions and the results of financing efforts;

•	market risks related to the refinancing of our indebtedness;

•	competition;

•	operating risks and the amounts and timing of revenues and expenses;

•	project delays or cancellations;

•	product liability claims;

•	global and domestic market or business conditions and fluctuations in demand for our products and services;

•	the impact of recent and future federal and state regulatory proceedings and changes, including changes in environmental and other laws and regulations to which we are subject, as well as changes in the application of existing laws and regulations;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and internationally;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	returns on pension assets and impacts of future discount rate changes on pension obligations;

•	environmental constraints on operations and environmental liabilities arising out of past or present operations;

•	current and future litigation;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance; and

•	weather and other natural phenomena.

PART I
Item 1. Business
Overview
          We are a leading global manufacturer of aerostructure products for commercial, military and business jet aircraft. We develop and manufacture a wide range of complex aerostructures such as fuselages, wing and tail assemblies, engine nacelles, flight control surfaces as well as helicopter cabins. Our diverse and long-standing customer base consists of the leading aerospace original equipment manufacturers, or OEMs, including Airbus, Boeing, Cessna, Gulfstream, Hawker Beechcraft, Lockheed Martin, Northrop Grumman and Sikorsky, as well as the U.S. Air Force. We believe that our new product and program development expertise, engineering and composite capabilities, the importance of the products we supply and the advanced manufacturing capabilities we offer make us a critical partner to our customers. We collaborate with our customers and use the latest technologies to address their needs for complex, highly engineered aerostructure components and subsystems. Our products are used on many of the largest and longest running programs in the aerospace industry, including the Airbus 330/340, Boeing 747, 767, 777 and C-17 Globemaster III, Lockheed Martin C-130, Gulfstream G350, G450, G500 and G550, as well as significant derivative aircraft programs such as the 747-8. We are also a key supplier to our customers on newer platforms, which we believe have high growth potential, such as the Boeing 787 Dreamliner, Global Hawk unmanned aerial vehicle, V-22 Osprey and H-60 series of helicopters, which we refer to as Black Hawk. We generated revenue of approximately $1.8 billion for the year ended December 31, 2008. See our consolidated statement of operations in Item 8 of this report.
Markets
          We operate within the aerospace industry as a manufacturer of aerostructures for commercial, military and business jet aircraft. Market and economic trends that impact the rates of growth of these markets affect the sales of our products. Demand for the aerostructures we produce is largely driven by aircraft build rates, which are, in turn, driven by demand for new aircraft. This demand is influenced by market and economic trends within the commercial, military and business jet markets. The competitive outlook and major growth drivers for each of our markets is discussed below.
     Commercial Aircraft Market. The commercial aircraft market can be categorized by aircraft size and seating as follows:
•	Large wide-body aircraft with twin aisles (more than 200 seats). This category includes the Boeing 747, 767, 777 and 787 and the Airbus A330/340 and A380, as well as the A350XWB, planned for entry into service in 2013.

•	Smaller narrow-body aircraft with single aisles (excluding regional aircraft) (100 to 200 seats). This category includes the Boeing 737 and the Airbus A320 family (A318/319/320/321).

•	Regional jets (approximately 40 to 110 seats). This category includes the Bombardier CRJ Series and the Embraer ERJ 135, 140 and 145 aircraft. Embraer also produces larger (70-108 seats) regional aircraft such as the ERJ 170/175 and ERJ 190/195.
          Demand for new commercial aircraft is driven by many factors, including general economic conditions, passenger and cargo air traffic, airline profitability, the introduction of new aircraft models, and the availability and profile of used aircraft. The primary manufacturers of large commercial aircraft are Airbus and Boeing, both of which have projected significant growth in the number of commercial and freighter aircraft in service over the next 20 years.
          While Boeing and Airbus generally agree in the magnitude of the growth in the commercial market, the manufacturers differ in their projections of numbers of aircraft and in their views of the size and type of aircraft that will be delivered over that timeframe. The long-term growth projections for the commercial aircraft market used in their latest market forecasts are:

	Annual Passenger Revenue Growth	Annual Cargo Revenue Growth
Airbus	4.9%	5.8%
Boeing	5.0%	5.8%

          However, forecasters have been unable to predict the peaks and troughs of the aviation cycle, including the significant downturn in production volumes post-2001 or the dramatic increase in orders for commercial aircraft from 2005-2008. We believe that any future reductions in delivery rates will be, at least in part, due to recent economic market conditions.
          Military Aircraft Market. The military aircraft market can be categorized as follows:
•	Transport Aircraft or Cargo Aircraft—This aircraft category is characterized by the capability to transport troops, equipment and humanitarian aid including aircraft with the capability to operate from short and roughly prepared airfields or to perform airdrops of troops and equipment when landing is not an option. There are generally three classes of cargo aircraft: large cargo aircraft, such as the C-17 Globemaster III, C-5 Galaxy and AN124; medium cargo aircraft, such as the C-130J Hercules and the Airbus A400M, which is under development; and small cargo aircraft, such as the C-23 Sherpa and the C-27 Spartan.

•	Unmanned Air Vehicles (“UAVs”) — Currently this class of aircraft is generally used for observation and command and control. Increasingly important in the U.S. military strategy, the use of this class of aircraft is broadening into weapons delivery and air combat. Examples include Global Hawk, the Predator and the Hunter.

•	Rotorcraft — The missions of the rotorcraft fleet are broad and varied and are critical to the war efforts in Iraq and Afghanistan. The critical missions that rotorcraft serve include intra-theatre cargo delivery, troop transport and rapid insertion, observation and patrol, ground attack and search and rescue. All models are seeing heavy use in Iraq and Afghanistan and, as a result, the delivery rates are increasing on most models due to the wear and damage the aircraft are experiencing. Examples include the H-60, sometimes referred to as Black Hawk, V-22 Osprey, CH-47 Chinook and the AH-64 Apache.

•	Fighter and Attack Aircraft — Fighter aircraft are used in air-to-air combat and provide air superiority over the battle space. This role enables other friendly aircraft to perform their missions. Attack aircraft are used to support ground troops in close air support roles and penetrating attacks. This category includes the F-22 Raptor, F-15E Eagle, A-10 Thunderbolt II, the F/A-18 Super Hornet and the F-35 Lightning II, which is expected to enter service in 2010.

•	Aerial Tanker Aircraft — Tankers used to deliver fuel to other aircraft while airborne are essential to the effective use of combat and support aircraft. Previously, the Air Force planned to replace the KC-135 with the KC-45A tanker based on modified versions of either the Airbus A330 or the Boeing 767 commercial airframe. We provide aerostructures for both of these aircraft and as a result we do not expect our results of operations to be materially affected by the selection. We expect that the Air Force will recommence procurement activities to replace the KC-135 during this administration.
          Demand for new military aircraft in the U.S. is driven by the national defense budget, procurement funding decisions, geopolitical conditions worldwide and current operational use of the existing fleet. President Obama’s defense leadership team is expected to release the FY 2010 procurement defense budget in April 2009. We expect that demand for our military products should remain strong for the next several years due to the continuing and anticipated pace of military operations and the U.S. military’s need to more rapidly repair or replace its existing fleet of equipment.
          Business Jet Aircraft Market. The business jet market includes personal and business jet aircraft with a worldwide fleet today exceeding 14,000 aircraft. There are currently more than 40 different models of business jets in production or development, ranging from Very Light Jets (VLJ) seating four passengers to transcontinental business jets that carry up to 19 passengers. The business jet market is generally classified into three major segments: Light (which include VLJ, Entry and Light jets with sale prices ranging from approximately $1 million to $10 million per aircraft), Medium (which include Light-Mid, Medium and Super-Mid jets with sale prices ranging from approximately $10 million to $20 million per aircraft), and Heavy (which include Heavy, Long Range and Ultra Long Range jets with sale prices ranging from approximately $20 million to $45 million per aircraft). The primary business jet aircraft manufacturers are Bombardier, Cessna, Dassault Aviation, Embraer, Gulfstream and Hawker Beechcraft.
          The U.S. Air Force also operates a fleet of business jet aircraft for use by the executive and legislative branches of government as well as the U.S. joint command leadership. In addition, many foreign governments provide business jet aircraft to high-ranking officials.

          General economic activity and corporate profitability continue to drive demand for new business jet aircraft. In addition, business jet aircraft have increasingly been used as an alternative to commercial aircraft transportation due to security concerns and convenience. As the popularity of business jet aircraft grew over the past decade, several companies offered fractional jet ownership. However, we believe the recent degradation of these factors and public sensitivity towards corporate jet ownership are likely to negatively impact demand. As a major supplier to the top-selling Gulfstream G350, G450, G500 and G550 aircraft, the Citation X program and Citation Columbus — Model 850 program, we believe we are well positioned in key segments of the business jet market.
Products and Programs.
          We design, manufacture and supply both metal and composite aerospace structural assemblies including the following:
•	fuselage sections (including upper and lower ramp assemblies, skin panels, aft sections, and pressure bulkheads);

•	complete integrated fuselage barrels;

•	wings and wing assemblies (including skin panels, spars and leading edges);

•	empennages (tail assemblies, including horizontal and vertical stabilizers, horizontal and vertical leading edge assemblies, elevators and rudders);

•	nacelles and nacelle components (the structures around engines, including fan cowls, inlet cowls, pylons and exhaust nozzles);

•	rotorcraft cabins and substructures;

•	detail parts (metallic and composite); and

•	control surfaces (including flaps, ailerons, rudders, spoilers and elevators).
          We have a diverse base of contracts in each of the significant aerospace markets described above. The following chart summarizes our revenue for the years ended December 31, 2008, 2007 and 2006. See our consolidated financial statements included in Item 8 of this report for a more detailed description of our historical results of operations.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
		Percent		Percent		Percent
		of Total		of Total		of Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
			($ in millions)
Revenue:
Commercial	869.7	48%	794.5	49%	699.3	45%
Military	607.4	34%	530.0	33%	560.9	36%
Business jets	319.5	18%	301.0	18%	290.7	19%

Total revenue	$1,796.6	100%	$1,625.5	100%	$1,550.9	100%

          The tables in the following three categories summarize the major programs that we currently have under long-term contract by customer and product, indicating in each case whether we are a sole-source provider and the year of commencement of the program. For the purposes of the tables, we are considered a sole-source provider if we are currently the only provider of the structures we supply for that program. The year of commencement of a program is the year a contract was signed with the OEM.

          Commercial Aircraft Products. We produce a wide range of commercial aircraft products and participate in a number of major commercial programs for a variety of customers.
          We are one of the largest independent manufacturers of aerostructures for Boeing Commercial Airplanes (“Boeing Commercial”). We are also one of the largest U.S. manufacturers of aerostructures for Airbus and have more than 20 years of commercial aircraft experience with the various Airbus entities. Our major commercial programs are summarized as follows:

Commercial Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Airbus
A330/340	Upper skin panel assemblies, center spar and midrear spar, mid and outboard leading edge assemblies	✓	1988
A340-500/600	Upper skin panel, stringers, center spar and midrear spar, mid and outboard leading edge assemblies	✓	1998
Boeing
747	Fuselage panels and empennage (vertical stabilizer, horizontal stabilizer and aft body section)	✓	1966
767	Wing center section, horizontal stabilizer and aft fuselage section	✓	1980
777	Inboard flaps, spoilers and spare requirements	✓	1993
787	Composite aft fuselage and integrated systems	✓	2005
          Military Aircraft Products. We produce a broad array of products for military organizations both in the United States and around the world. In the United States, we provide aerostructures for a variety of military platforms, including transport, rotorcraft and unmanned aircraft utilized by all four branches of the U.S. military. Our major military programs are summarized as follows:

Military Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Bell/Boeing
V-22 Osprey	Fuselage skin panels, empennage (sole-source) and ramp door assemblies		1993
Boeing
C-17 Globemaster III	Empennage and nacelle components	✓	1983
Lockheed Martin
C-130J Hercules	Empennage	✓	1953
Northrop Grumman
E-2	Bond assemblies, detail fabrication and machine parts for outer wing panels and fuselage		2000
Global Hawk	Integrated composite wing	✓	1999
Sikorsky
H-60	Cabin structure		2004
U.S. Air Force
C-5 Galaxy	Flaps, slats, elevators, wing tips and panels		2002

          Business Jet Aircraft Products. Our customers in this market include primary business jet aircraft manufacturers such as Cessna, Gulfstream, and Hawker Beechcraft. We believe we are the largest aerostructures supplier to Gulfstream for their G350, G450, G500, and G550 models. Recently, we won a contract for the design and manufacturing of wings for the Cessna Citation Columbus — Model 850. Our major business jet programs are summarized as follows:

Business Jet Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Cessna
Citation X	Upper and lower wing skin assemblies	✓	1992
Citation Columbus - Model 850	Wing boxes including slats	✓	2008
Gulfstream
G350 and G450	Nacelle components and wing boxes	✓	1983
G500 and G550	Integrated wings	✓	1993
Hawker Beechcraft
Hawker 800	Nacelle components	✓	1981
Competitive Strengths
          Leading, Diversified Position in the Aerostructures Market. We are a leading global manufacturer of aerostructures with a diverse mix of programs serving the commercial, military and business jet markets. Of our $1,796.6 million in total revenue for 2008, $869.7 million, $607.4 million and $319.5 million were derived from sales to the commercial, military and business jet markets, respectively. We manufacture aerostructures for Boeing and Airbus, the world’s leading commercial aircraft OEMs. We also provide aerostructures for a variety of military aircraft platforms utilized by all branches of the U.S. military, including transport, tanker, surveillance, rotor aircraft and UAVs. Our business jet customers include some of the largest business jet aircraft manufacturers worldwide such as Cessna and Gulfstream.
          Sole-Source Provider on High Volume, Long-Lived Commercial Platforms. We are a market leader on many long-lived commercial programs and are well positioned to capitalize on future growth in these established programs and other new program launches. We have a long history of new program development and have played a key role in the development of many of today’s most important commercial legacy platforms including the 747, 767, 777 and A330/340 since their inceptions in 1966, 1980, 1993 and 1988, respectively. The success of these and other legacy programs provides a strong foundation for our business and positions us well for future growth on new programs and derivatives that are currently in development. For example, we have extended our participation in the 747 program with the new 747-8 derivative, which is currently under development. We also have a significant role in the design and manufacturing of the 787, which is expected to be a long-lived program with multiple derivative models.
          Strong Incumbent Position on Key Long-Lived Military Programs. We have a long history serving a diverse range of military aircraft programs, with particular strength in fixed-wing transport and rotor aircraft. We are the sole-source provider for several of the structures that we provide under our military programs. We have been a key supplier to the C-130 program since its inception in 1953 and the C-17 Globemaster III since its inception in 1983. We are also a key provider on newer military programs with high growth potential such as the V-22 Osprey, Global Hawk and H-60. Our key customers in the military market are Boeing, Lockheed Martin, Northrop Grumman, Sikorsky and the U.S. Air Force.

          Attractive Business Model. Our business model has several attractive features, including:
•	Strong, Stable Cash Flow From Legacy Programs. Revenue from legacy aircraft programs, such as the C-17, 767, 777 and A330/340 which require only moderate capital expenditures to support current delivery rates, provides us with a source of strong, recurring cash flow.

•	Significant Revenue Visibility. Most of our 2008 revenues were generated under long-term contracts and from programs on which we are the sole-source provider. Our customers typically place orders well in advance of required deliveries, which gives us considerable visibility with respect to our future revenues. These advance orders also generally create a significant backlog for us, which was approximately $3.8 billion at December 31, 2008.

•	Opportunity to Participate on Next Generation Aircraft. Our long history with our customers and our engineering, design and technology expertise positions us to be a key aerostructures provider for new aircraft, such as the 787 and Cessna Citation Columbus — Model 850 business jet, and to provide aerostructures on future derivatives of existing programs, such as Boeing’s 747-8. We believe we are well positioned to compete for new business on next generation commercial wide body, narrow body, regional jet, business jet and military programs.
          Advanced Manufacturing and Technical Capabilities. We are a leading global manufacturer of some of the largest and most technologically advanced parts and assemblies for a diverse range of aircraft. Our capabilities include precision assembly techniques, automated assembly processes and large-bed machining and the fabrication of large composite fiber reinforced parts. As a key program partner on the 787 program, we have enhanced our industry-leading capability in the design, manufacturing and integration of complex composite structures. Our systems integration capabilities and ability to support challenging new aircraft schedules with cost-effective design and manufacturing solutions makes us a preferred partner for our OEM customers. These advanced capabilities are integral to our ability to continue to create innovative products and services for current and next generation aircraft programs.
          High Barriers to Entry with High Switching Costs for Customers. It would be challenging for new competitors to enter the aerostructures market due to the significant time and capital expenditures necessary to develop the capabilities to design, manufacture, test and certify aerostructure parts and assemblies. When competing for contract awards, new entrants would be required to make substantial up-front investment as well as develop and demonstrate sophisticated manufacturing expertise and experienced-based industry and aircraft program knowledge. Furthermore, aerostructure manufacturers must have extensive certifications and approvals from customers and government regulators, such as the Defense Contract Management Agency and the FAA. Additionally, due to the risk of serious production delays from switching suppliers and the high cost of additional testing and certification, we believe that OEMs are unlikely to change an aerostructure supplier after initial manufacturing contracts have been awarded.
          Well Positioned in the Military Aircraft Market. We serve a broad spectrum of the military aircraft market, with particular strength in fixed-wing transport and rotor aircraft. Currently, we provide aerostructures for many military transport programs, including the C-17 Globemaster III, as well as the important rotorcraft military segment, with V-22 Osprey tilt rotor transport and the H-60 helicopter. Additionally, we provide the integrated wing on the highly successful Global Hawk UAV.
          Strong and Experienced Management Team. We have an experienced and proven management team with an average of over 21 years of aerospace and defense industry experience. This management team has been responsible for the successful revenue growth and cost reduction initiatives that have driven our increased productivity and profitability over the past several years.
Business Strategy
          We intend to capitalize on our position as a leading global aerostructures manufacturer and on the expected long-term growth in the commercial, military and business jet markets. Specifically, we intend to:

          Enhance our Position as a Strategic and Valued Partner to our Customers. We will focus on strengthening our customer relationships and expanding our market opportunities by partnering with our OEM customers on their current and future aircraft platforms. We strive to be our customers’ most valued partner through excellence in our product and process technologies and by providing access to modern and efficient production facilities. We expect to continue to improve our manufacturing efficiencies, continually making operational and process upgrades to maintain the highest standards of quality and on-time delivery.
          Leverage Our Long History and Expertise Across Our Diverse Markets. We continue to pursue opportunities to increase our sales to new and existing customers across the commercial, military and business jet markets by capitalizing on opportunities both on existing platforms as well as on future derivative and next generation programs. We believe that we are well positioned to win additional business given the breadth of our customer relationships, capabilities and experience, and our quality of service and support.
•	Legacy Programs: We believe we are well positioned on our important legacy commercial and business jet programs. We have the ability to accommodate higher production rates from our customers on those legacy programs. We also believe we have the capability to meet the future production needs of our military OEM customers and the U.S. Air Force.

•	Derivative Programs: We intend to utilize our incumbent position on existing programs to provide aerostructures on future derivative programs such as the Boeing 747-8 and any future derivative programs of the 787.

•	Next Generation Programs: Next generation aircraft programs will rely to a greater extent on streamlined assembly methods and advances in composite materials. We believe we are well positioned to participate in these programs, which will include next generation versions of the U.S. military tanker, narrow and wide body commercial aircraft and business jets. We believe we have developed certain distinguishing capabilities through our historical and current programs, including the 787, C-17, Global Hawk and V-22, which we intend to leverage in our pursuit of future business.
          Continue to Provide Advanced Products and Technologies. We place a high priority on the ongoing technological development and application of our products and services. Our commitment to innovation is evidenced by the significant investment we have made in new program initiatives such as the investment in our composite fabrication and advanced manufacturing capabilities. We believe this important investment has made us an industry leader in technology and new product development, strengthened our customer relationships and positions us to generate new business on existing and future programs.
          Continue Operational Improvements. We will continue to implement the best operational practices that have already resulted in significant operational improvements with respect to safety, quality, schedule performance and productivity, which have contributed to increased profitability over the last two years. These best operational practices are institutionalized as part of what we refer to as the Vought Operating System, which is now implemented in all of our facilities to drive operational improvements.
          Globalize Our Production Process. We intend to globalize our production process through initiatives such as global sourcing. We believe that our initiatives will allow us to reduce costs, expand our capabilities and provide strategic benefits to our customers.
          Selectively Pursue Acquisitions. We intend to selectively pursue acquisition opportunities that fit our business strategy, in particular opportunities that will further enhance and diversify our program portfolio as well as provide further technological differentiation.

Customers
          We generate a large proportion of our revenues from three large customers. The following table reports the total revenue from these customers relative to our total revenue.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
		Percent		Percent		Percent
		of Total		of Total		of Total
Customers	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
	($ in millions)
Airbus	$222.3	12%	$206.2	13%	$161.8	10%
Boeing	998.0	56%	931.4	57%	868.5	56%
Gulfstream	275.7	15%	259.1	16%	248.4	16%

Total revenue to large customers	1,496.0	83%	1,396.7	86%	1,278.7	82%

Total revenue	$1,796.6	100%	$1,625.5	100%	$1,550.9	100%

          Although the majority of our revenues are generated by sales into the U.S. market, as shown on the following table, a significant portion of our revenues are generated by sales to OEMs located outside of the United States.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
		Percent		Percent		Percent
		of Total		of Total		of Total
Revenue Source	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
	($ in millions)
United States	$1,574.3	88%	$1,419.3	87%	$1,387.5	89%
International (1)
England	153.3	8%	143.0	9%	118.8	8%
Other	69.0	4%	63.2	4%	44.6	3%

Total International	222.3	12%	206.2	13%	163.4	11%

Total revenue	$1,796.6	100%	$1,625.5	100%	$1,550.9	100%

(1)	Our primary international customer is Airbus.
Raw Materials, Purchased Parts and Suppliers
          We depend on the availability of raw materials, component parts and subassemblies from our suppliers and subcontractors. Our suppliers’ ability to provide timely and quality raw materials, components, kits and subassemblies affects our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with this reliance on the supply chain. Additionally, while certain of our current suppliers of raw material and components are the only suppliers used by our company at this time, we believe we can obtain such raw materials and components from other sources of supply, if necessary. However, certain of our contracts require that our suppliers be approved by our customers, which could result in significant delays or expenses in switching suppliers.
          Our strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, we believe that raw material prices will remain stable during 2009 and experience increases that are in line with inflation as the global economy recovers. Additionally, if the value of the US Dollar in relation to foreign currencies declines, we may face pressure to renegotiate agreements with our international suppliers and customers to avoid a significant impact to our margins and results of operations.

          These macro-economic pressures may increase our operating costs with consequential risk to our cash flow and profitability. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk, although we continuously explore supply chain risk mitigation strategies.
          We also depend on third party suppliers for most of our information technology requirements necessary to run our business.
Research and Development and Specialized Engineering Services
          Our scientists, engineers and other personnel have capabilities and expertise in structural design, stress analysis, fatigue and damage tolerance, testing, systems engineering, factory support, product support, tool design, inspection and systems installation design. The costs incurred relating to independent research and development for the years ended December 31, 2008, 2007 and 2006, were $5.5 million, $4.4 million and $3.4 million, respectively, recorded in selling, general and administrative expenses in our income statement. We work jointly with our customers and the supply base to ensure that our investments complement the needs of our industry, rather than duplicate what our stakeholders are developing.
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
          Additionally, our business depends on using certain intellectual property and tooling that we have rights to use pursuant to license grants under our contracts with our OEM customers. These contracts contain restrictions on our use of the intellectual property and tooling and may be terminated if we violate certain of these restrictions. Our loss of a contract with an OEM customer and the related license rights to use an OEM’s intellectual property or tooling would materially adversely affect our business.
Competition
          In the production and sale of aerospace structural assemblies, we compete with numerous U.S. and international companies on a worldwide basis. Primary competition comes from internal work completed by the operating units of OEMs including Airbus, Boeing, Gulfstream, Lockheed Martin, Northrop Grumman, Sikorsky and Raytheon. We also face competition from independent aerostructures suppliers in the U.S. and overseas who, like us, provide services and products to the OEMs. Our principal competitors among independent aerostructures suppliers include: Alenia Aeronautica, Fuji Heavy Industries, GKN Westland Aerospace (U.K.), Goodrich Corp., Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Spirit AeroSystems and Stork Aerospace.
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
          However, when OEMs choose to outsource, they typically do so for one or more of the following reasons:
•	lower cost;

•	capacity limitations;

•	a business need or desire to utilize other’s unique engineering and design capabilities;

•	a desire to share the required upfront investment;

•	risk sharing; and

•	strategic reasons in support of sales.

          Our ability to compete for large structural assembly contracts depends upon:
•	our underlying cost structure that enables a competitive price;

•	the readiness and availability of our facilities, equipment and personnel to undertake and nimbly implement the programs;

•	our engineering and design capabilities;

•	our ability to manufacture or rapidly procure both metal and composite structures;

•	our ability to support our customer’s needs for strategic work placement; and

•	our ability to finance the upfront costs of new contracts
Government Regulation
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
          Our Quality Management System has been certified as compliant with AS9100 (which is the general system standard for aerospace manufacturers, based on and including the requirements of ISO 9001), and we hold an industry registration certificate to that standard through an accredited registrar. Our special production processes are certified in compliance to industry manufacturing, quality and processing requirements, as defined and controlled by the PRI/Nadcap accreditation program.
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
Employees
          As of December 31, 2008, we employed approximately 6,500 people. Of those employed at year-end, approximately 3,100, or 48%, are represented by five separate unions.
•	Local 848 of the United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 2,100 of the employees located in Dallas and Grand Prairie, Texas. This union contract, which covers the majority of our production and maintenance employees at our Dallas and Grand Prairie, Texas facilities, is in effect through October 3, 2010.

•	Aero Lodge 735 of the International Association of Machinists and Aerospace Workers represents approximately 900 of the employees located in Nashville, Tennessee. This union contract is in effect through January 15, 2012.

•	Local 220 of the International Brotherhood of Electrical Workers represents 45 employees located in Dallas, Texas. This union contract is in effect through May 3, 2010.

•	Local 263 of the Security, Police and Fire Professionals of America (formerly United Plant Guard Workers of America) represents 23 employees located in Dallas, Texas. This union contract is in effect through February 19, 2012.

•	District Lodge 96 of the International Association of Machinists and Aerospace Workers represents employees located in North Charleston, South Carolina. This union contract is in effect through November 7, 2011. As of December 31, 2008, there were only 71 active production and maintenance employees due to the temporary curtailment of our operations at this facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information on our curtailment.
          We believe we have constructive working relationships with our unions and have generally been successful in negotiating collective bargaining agreements in the past. On September 27, 2008, however, employees represented by Local 735 of the IAM voted to commence a strike which continued until the bargaining unit ratified a new collective bargaining agreement on January 15, 2009. Although we were able to continue production during the course of that work stoppage through the use of contract labor and other non-represented personnel, the strike resulted in a $38.3 million cost impact during the year ended December 31, 2008. There can be no assurance that in the future we will reach an agreement with our unions on a timely basis or that we will not experience another work stoppage or labor disruption that could significantly and adversely affect our operations.
          From time to time, unions have sought and may continue to seek to organize employees at some of our facilities. We cannot predict the impact of any additional unionization of our workforce.
Backlog
          A significant majority of our revenues are generated through long-term sole-source supply agreements with our OEM customers. Orders under these supply agreements are typically made well in advance of deliveries, which gives us considerable visibility with respect to our future revenues. These advance orders also generally create a significant backlog for us, which was $3.8 billion at December 31, 2008. Our calculation of backlog includes only firm orders for commercial and business jet programs and funded orders for government programs, which causes our backlog to be substantially lower than the estimated aggregate dollar value of our contracts and may not be comparable to others in the industry. Our backlog may fluctuate at any given time depending on whether we have received significant new firm orders, funded orders or authorizations to proceed before the date of measurement. For example, our military funded orders or authorizations to proceed generally are awarded when the Department of Defense budget for the relevant year has been approved, resulting in a significant increase in backlog at that time.
          Certain factors should be considered when evaluating our backlog. For our commercial and business jet aircraft programs, changes in the economic environment and the financial condition of airlines may cause our customers to increase or decrease deliveries, adjusting firm orders that would affect our backlog. For our military aircraft programs, the Department of Defense and other government agencies have the right to terminate both our contracts and/or our customers’ contracts either for default or, if the government deems it to be in its best interest, for convenience.
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
          The acquisition agreement between Northrop Grumman and us transferred certain pre-existing (as of July 24, 2000) environmental liabilities to us. We are liable for the first $7.5 million and 20% of the amount between $7.5 million and $30 million for environmental costs incurred relating to pre-existing matters as of July 24, 2000. Pre-existing environmental liabilities exceeding our $12 million liability limit remain the responsibility of Northrop Grumman under the terms of the acquisition agreement, to the extent they are identified within 10 years from the acquisition date.
          Thereafter, to the extent environmental remediation is required for hazardous materials including asbestos, urea formaldehyde foam insulation or lead-based paints, used as construction materials in, on, or otherwise affixed to structures or improvements on property acquired from Northrop Grumman, we would be responsible. We currently have no material outstanding or unasserted asbestos, urea formaldehyde foam insulation or lead-based paints liabilities including on property acquired from Northrop Grumman.
          We acquired the Nashville, Tennessee facility from Textron Inc. in 1996. In connection with that acquisition, Textron agreed to indemnify up to $60 million against any pre-closing environmental liabilities with regard to claims made within ten years of the date on which the facility was acquired, including with respect to a solid waste landfill located onsite that was closed pursuant to a plan approved by the Tennessee Division of Solid Waste Management. Although that indemnity was originally scheduled to expire in August 2006, we believe that the agreement may continue to provide for indemnification for certain pre-closing environmental liabilities incurred beyond that expiration date. While currently there are no pending, material environmental claims related to the Nashville, Tennessee facility, there is no assurance that environmental claims will not arise in the future or that we will receive any indemnity from Textron.
          As of December 31, 2008, our balance sheet included an accrued liability of $3.2 million for accrued environmental liabilities.
Company Information
          Our heritage as an aircraft manufacturer extends to the company founded in 1917 by aviation pioneer Chance Milton Vought. From 1994 to 2000, we operated as Northrop Grumman’s commercial aircraft division. We were formed in 2000 in connection with The Carlyle Group’s acquisition of Northrop Grumman’s aerostructures business. In July 2003, we purchased The Aerostructures Corporation, with manufacturing sites in Nashville, Tennessee; Brea, California; and Everett, Washington.
          We are a Delaware corporation with our principal executive offices located at 201 East John Carpenter Freeway, Tower 1, Suite 900, Irving, TX 75062, and we perform production work at sites throughout the United States, including California, Texas, Georgia, Tennessee, Florida, South Carolina and Washington. Our telephone number at our principal executive offices is (972) 946-2011. Our Internet website address is www.voughtaircraft.com. Information contained on our website is not part of this report and is not incorporated in this report by reference.
          Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings made pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. You can also obtain these reports directly from the SEC at their website, www.sec.gov, or you may visit the SEC in person at the SEC’s Public Reference Room at Station Place, 100 F. Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors
Risks Relating to Our Business and Our Industry
Our commercial business is cyclical and sensitive to the profitability of the commercial airline and cargo industries. Our business is, in turn, affected by general economic conditions and world safety considerations.
          We compete in the aerostructures sector of the aerospace industry. While our direct customers are aircraft manufacturers, such as Boeing and Airbus, our business is indirectly affected by the financial condition of the commercial airlines and airfreight companies and other economic factors that affect the demand for air transportation. Specifically, our commercial business is dependent on the demand from passenger airlines and airfreight companies for the production of new aircraft by our customers. This demand for aircraft is dependent on and influenced by a number of factors including:
•	global economic growth, which is a primary factor that both Boeing and Airbus use to forecast future production requirements. In particular, we may face significant challenges if the current conditions in the financial markets were to continue or worsen. These factors could adversely impact overall demand for aircraft and air travel, which could have a negative effect on our revenues;

•	the ability of the industry to finance new aircraft, which is generally tied to industry profitability and load factors, as well as the conditions of the credit market can adversely affect the cost and availability of financing of aircraft;

•	air cargo requirements and airline load factors, which are driven by world economy and international trade volume;

•	age and efficiency of the world fleet of active and stored fleet aircraft;

•	general public attitudes towards air travel, which have been adversely impacted by events such as the September 11, 2001 terrorist attacks and later, the SARS outbreak in Asia, and tend to dramatically and quickly influence the market;

•	higher fuel prices, which may impact the airline and cargo industry’s short-term profitability and their ability to afford replacement aircraft which may drive more rapid fleet renewal to take advantage of newer, more efficient aircraft technologies; and

•	increased global demand for air travel.
We operate in a highly competitive business environment.
          Competition in the aerostructures segment of the aerospace industry is intense and concentrated. We face substantial competition from the operating units of some of our largest customers, including Airbus, Boeing, Gulfstream, Lockheed Martin, Northrop Grumman, Hawker Beechcraft and Sikorsky. These OEMs may choose not to outsource production of aerostructures due to, among other things, their own direct labor and overhead considerations, capacity utilization at their own facilities and desire to retain critical or core skills. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource.
          We also face competition from non-OEM suppliers in each of our product areas. Our principal competitors among aerostructures suppliers include Alenia Aeronautica, Fuji Heavy Industries, GKN Westland Aerospace (U.K.), Goodrich Corp., Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Spirit AeroSystems and Stork Aerospace. Some of our competitors have greater resources than us, and therefore may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can.

          Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply chain management and sales and marketing, and we may not have enough resources to make the necessary investments to do so. For these reasons, we may not be able to compete successfully in this market or against such competitors. See “Item 1. Business — Competition.”
Current market conditions could impact our ability to access new capital to meet our liquidity needs.
          Our sources of capital include, but are not limited to, cash flows from operations, public and private issuances of debt and equity securities, and bank borrowings. Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we will incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. For example, in October 2008, the administrative and collateral agent under our existing senior credit facilities, Lehman Commercial Paper Inc. (''LCPI’’) filed for bankruptcy. In connection with its bankruptcy, we expect that LCPI will resign as administrative and collateral agent under our senior credit facilities and we are currently in the process of working with our lending group to designate a replacement administrative and collateral agent. Additionally, LCPI is currently a lender under our $150 million six-year revolving loan with a commitment of approximately $15 million; however LCPI has not been funding their commitment and we intend to replace LCPI as a lender under our Revolver to the extent we are able to do so given the current condition of the global financial markets. There can be no assurance that further deterioration in the credit markets and overall economy will not affect the ability of our lenders under our Revolver, other than LCPI, to meet their funding commitments. Additionally, our lenders have the ability to transfer their commitments to other institutions, and the risk that committed funds may not be available under distressed market conditions could be exacerbated to the extent that consolidations of the commitments under our facilities or among its lenders were to occur.
          The major rating agencies regularly evaluate us and their ratings of our long-term debt are based on a number of factors, including our financial strength, and factors outside our control. In light of the difficulties in the financial markets, there can be no assurance that we will maintain our current ratings at levels that are acceptable to investors. Our failure to maintain current credit ratings could adversely affect the cost and other terms upon which we are able to obtain financing, as well as our access to the capital markets.
          Our need for additional working capital is highly dependent on the future requirements of the 787 program. We are currently pursuing additional funding including compensation for delays and engineering changes as provided for under our contract with Boeing to ensure our continued participation in the 787 program, future derivatives of the program and additional contract modifications requested by Boeing. There can be no assurance that we will be able to obtain this additional funding. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.
Large customer concentration may negatively impact revenue, results of operations and cash flows.
          For the years ended December 31, 2008, 2007 and 2006, approximately 83%, 86% and 82% of our revenue, respectively, resulted from sales to Airbus, Boeing and Gulfstream. Additionally, for the years ended December 31, 2008, 2007 and 2006, sales to these customers accounted for the approximate respective percentages of our revenues indicated: (1) Boeing (56%, 57% and 56%, respectively); (2) Airbus (12%, 13% and 10%, respectively) and (3) Gulfstream (15%, 16% and 16%, respectively). Accordingly, any significant reduction in purchases by Airbus, Boeing or Gulfstream would have a material adverse effect on our financial condition, results of operations and cash flows.
Our fixed-price contracts may commit us to unfavorable terms.
          For the year ended December 31, 2008, a significant portion of our revenues were derived from fixed-price contracts under which we have agreed to provide structures for a price determined on the date we entered into the contract. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause significant losses.
          Although we believe that we have recorded adequate provisions in our consolidated financial statements for losses on our fixed-price contracts, as required under accounting principles generally accepted in the United States, our contract loss provisions may not be adequate to cover all actual future losses, which may have a material adverse effect on our financial condition, results of operations and cash flows.
We incur risk associated with new programs that are critical to our future profitability.
          Our recently established programs involving new technologies, such as Boeing 787, typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, delays in the program schedule, failure of other suppliers to our customer to perform and meet their obligations, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, delays in negotiations of certain contractual matters and our ability to accurately estimate costs associated with such programs, which may have a material adverse effect on our financial condition, results of operations and cash flows. In addition to the foregoing risks, our programs covering work moved to us from other companies, such as Sikorsky H-60, carry risks associated with the transfer of technology, knowledge and tooling.
          The success of our business will depend, in large part, on the success of our new programs, such as those mentioned above. We have made and will continue to make significant investments in new programs. However, insufficient demand for those new aircraft, or technological problems or significant delays in the regulatory certification process or manufacturing and delivery schedule for such aircraft, could have a material adverse effect on our financial condition, results of operations and cash flows.
The profitability of the 787 program depends significantly on the assumption that our expected recovery value equals or exceeds our costs incurred.
          Due to the nature of our work performed related to the 787 program, we regularly begin work or incorporate customer requested changes prior to negotiating pricing terms for the engineering work or the product modifications in question. We have the right under our contract to negotiate pricing and receive equitable adjustment for customer-directed changes. Our financial statements make certain assumptions regarding the receipt of additional revenue or cost reimbursement upon finalizing these pricing terms. An estimated recovery value has been incorporated into our 787 program profitability estimates in applying contract accounting. Our inability to recover these estimated values, among other factors, could result in the recognition of a forward loss on the 787 program which could have a material adverse effect on our results of operations.
Failure to, or delays in, renegotiation with our customers to finalize or update contract terms or pricing could materially impact our operations.
          Our level of success as an aerostructure supplier is largely dependent on our ability to negotiate favorable contract terms with our customers. Typically, we enter fixed-price contracts with pricing that is determined based on an estimate of our costs and expected margin. However, the actual costs incurred for some projects exceed these estimates. If we are unable to quickly identify loss contracts and renegotiate the pricing or contract terms in a timely manner or at all, our level of profitability could be significantly impacted.
Our business depends, in large part, on the future sales of the Boeing 787 program and further delays in the delivery schedule and renegotiation of contract terms for the 787 program could have a material adverse effect on our financial condition, results of operations and cash flows.
          The Boeing strike coupled with the overall 787 program delays have reduced the expected number of deliveries we will make in the near term. As a result, we have slowed our production rate, reduced our costs by temporarily suspending our 787 composite bond fabrication operations and redeployed some of our assembly employees at our North Charleston facility. If we are unable to effectively manage our costs and mitigate the impact of the 787 program delays through these operational changes or recover costs from Boeing related to these program delays, our financial condition, results of operations and cash flows could be materially adversely affected.

          In addition, we continue to negotiate with Boeing regarding the settlement of certain contractual matters related to the 787 program including the recovery of compensation for engineering and other program changes and delays as provided for under our contract with Boeing. If we are unable to reach an acceptable agreement with Boeing, in a timely manner, our ability to participate in the 787 program including participation in future derivatives or additional contract modifications requested by Boeing would be limited and our financial condition, results of operations and cash flows could be materially adversely affected.
Difficult global market conditions have adversely affected and could continue to adversely affect our industry.
          Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. In the second half of 2008, added concerns fueled by bankruptcies and U.S. government intervention in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.
          As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. In particular, these factors have lead to and could lead to further decreases in spending by aircraft manufacturers which, in turn, could cause our customers to delay delivery of orders or cancel existing orders. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
Financial market conditions may adversely affect our benefit plan assets, increase funding requirements and materially impact our statement of financial position.
          Our benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The current market value of all of these investment categories have been adversely affected by external events and the movements and volatility in the financial markets including such events as the current credit and real estate market conditions. In 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires employers that sponsor defined benefit plans to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation. As of December 31, 2008, obligations under our pension plans exceeded the fair value of the assets of the plans by $711.0 million. See Note 14 to our consolidated financial statements in Item 8 of this report. A decrease in the fair value of our plan assets resulting from movements in the financial markets will increase the under-funded status of our plans recorded in our statement of financial position and result in additional cash funding requirements to meet the minimum required funding levels.
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

          We face the risk that the C-17 program could be completed upon fulfillment of currently outstanding production orders. We currently have a contract from Boeing to support C-17 production through April 2011. However, our business could be adversely impacted if the Government does not fund additional C-17 aircraft and Boeing decides not to fund beyond their current commitment. As a result, the loss of the C-17 program and the failure to win additional work to replace the C-17 program could materially reduce our cash flow and results of operations beginning in 2011.
Any significant disruption from key suppliers of raw materials and key components could delay production and decrease revenue.
          We are highly dependent on the availability of essential raw materials such as carbon fiber, aluminum and titanium, and purchased engineered component parts from our suppliers, many of which are available only from single customer-approved sources. Moreover, we are dependent upon the ability of our suppliers to provide raw materials and components that meet our specifications, quality standards and delivery schedules. Our suppliers’ failure to provide expected raw materials or component parts could require us to identify and enter into contracts with alternate suppliers that are acceptable to both us and our customers, which could result in significant delays, expenses, increased costs and management distraction and adversely affect production schedules and contract profitability.
          We have from time to time experienced limited interruptions of supply, and we may experience a significant interruption in the future. Our continued supply of raw materials and component parts are subject to a number of risks including:
•	availability of capital to our suppliers;

•	the destruction of our suppliers’ facilities or their distribution infrastructure;

•	a work stoppage or strike by our suppliers’ employees;

•	the failure of our suppliers to provide raw materials or component parts of the requisite quality;

•	the failure of essential equipment at our suppliers’ plants;

•	the failure or shortage of supply of raw materials to our suppliers;

•	contractual amendments and disputes with our suppliers; and

•	geopolitical conditions in the global supply base.
          In addition, some contracts with our suppliers for raw materials, component parts and other goods are short-term contracts, which are subject to termination on a relatively short-term basis. The prices of our raw materials and component parts fluctuate depending on market conditions, and substantial increases in prices could increase our operating costs, which, as a result of our fixed price contracts, we may not be able to recoup through increases in the prices of our products. Although we believe that raw material prices will remain relatively stable during 2009, we do foresee an increase in prices as the global economy recovers.
          Recent global market and economic conditions have been unprecedented and challenging with recessions in most major economies continuing into 2009. As our suppliers face those economic challenges, we may face pressure to renegotiate agreements resulting in lower margins.
          Our suppliers may discontinue provision of products to us at attractive prices or at all, and we may not be able to obtain such products in the future from these or other providers on the scale and within the time periods we require. Furthermore, substitute raw materials or component parts may not meet the strict specifications and quality standards we and our customers demand, or that the U.S. Government requires. If we are not able to obtain key products on a timely basis and at an affordable cost, or we experience significant delays or interruptions of their supply, revenues from sales of products that use these supplies will decrease.

          We are also dependent upon third party suppliers, including Northrop Grumman Information Technology and Perot Systems, to supply us with the majority of the information technology services used to operate our facilities. If these suppliers could no longer supply us with information technology services and we are required to secure another supplier, we might not be able to do so on comparable terms, or at all, which could adversely affect production schedules and contract profitability.
We may be subject to work stoppages at our facilities or those of our principal customers, which could seriously impact the profitability of our business.
          Our unionized workforces and those of our customers and suppliers may experience work stoppages. For example, IAM represented employees at our Nashville, Tennessee plant engaged in a strike that continued for approximately 16 weeks until the parties entered into a new collective bargaining agreement effective January 15, 2009. We implemented our contingency plan that allowed us to continue production in Nashville during the course of the strike. However, strikes, work stoppages or other slowdowns can cause adverse disruption of our operations and we may be prevented from completing production and delivery of our aircraft structures which would negatively impact our results of operations.
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
We are exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation and other economic factors in the countries in which we operate.
          Our contracted business with foreign suppliers subjects us to risks associated with fluctuations in foreign currency exchange rates and interest rates in the countries where our suppliers are located. While the purchase prices and payment terms under these contracts are denominated in U.S. dollars, decline in the relative strength of U.S. dollar may force us to renegotiate contract terms with our foreign suppliers to avoid losing these contracts, which could have a material adverse effect on our results of operations, financial position and cash flows.
The price volatility of energy costs may adversely affect our profitability.
          Our revenues depend on the margin above fixed and variable expenses, including energy costs, at which we are able to sell our products. We have exposure to utility price risks as a result of the volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, which affect our operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. We have entered into fixed price contracts at certain of our manufacturing locations for a portion of their energy usage for periods of up to three years, however, these contracts only reduce the risk to us during the contract period, and future volatility in the supply and pricing of energy and natural gas could have a material adverse effect on our results of operations, financial position and cash flows.
Commercial airlines have been and, as a result, we may be materially adversely affected by high fuel prices.
          Due to the competitive nature of the airline industry, airlines may be unable to pass on future increases in fuel prices to customers by increasing fares. Fluctuations in the global supply of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event there is an outbreak or escalation of hostilities or other conflicts or significant disruptions in oil production or delivery in oil-producing areas or elsewhere, there could be reductions in the production or importation of crude oil and significant increases in the cost of fuel. If there were major reductions in the availability of jet fuel or significant increases in its cost, commercial airlines will face increased operating costs, which could result in decreases in net income from either lower margins or, if airlines increase ticket fares, less revenue from reduced airline travel.
          Decreases in airline profitability could decrease the demand for new commercial aircraft, resulting in delays of or decreases in deliveries of commercial aircraft utilizing our aerostructures and, as a result, our financial condition, results of operations and cash flows could be materially adversely affected.

We are subject to regulation of our technical data and goods exports.
          Use of foreign suppliers and sale to foreign customers may subject us to the requirements of the U.S. Export Administration Regulations and the International Trafficking in Arms Regulations. Failure to comply with these regulations may result in significant fines and loss of the right to export goods. In addition, restrictions may be placed on the export of technical data and goods in the future as a result of changing geo-political conditions, which could have a material adverse effect on our financial condition, results of operations and cash flows.
The construction of aircraft is heavily regulated and failure to comply with applicable laws could reduce our sales or require us to incur additional costs to achieve compliance, which could reduce our results of operations.
          The FAA prescribes standards and qualification requirements for aerostructures, including virtually all commercial airline and general aviation products, and licenses component repair stations within the U.S. Comparable agencies regulate these matters in other countries. We are subject to both the FAA regulations and the regulations of comparable agencies in the foreign countries in which we conduct business. If we fail to qualify for or obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be expensive and time consuming.
          From time to time, the FAA or comparable agencies in other countries propose new regulations or changes to existing regulations. These new changes or regulations generally cause an increase in costs of compliance. To the extent the FAA, or comparable agencies in other countries implement regulatory changes, we may incur significant additional costs to achieve compliance.
Our operations depend on our manufacturing facilities throughout the U.S., which are subject to physical and other risks that could disrupt production.
          Our manufacturing facilities could be damaged or disrupted by a natural disaster, war, or terrorist activity. We maintain property damage and business interruption insurance at the levels typical in our industry, however, a major catastrophe, such as an earthquake, hurricane, flood, tornado or other natural disaster at any of our sites, or war or terrorist activities in any of the areas where we conduct operations could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers and we may not have insurance to adequately compensate us for any of these events.
The U.S. Government is a significant customer of our largest customers and we and they are subject to specific U.S. Government contracting rules and regulations.
          We are a significant provider of aerostructures to military aircraft manufacturers. The military aircraft manufacturers’ business, and by extension, our business, is affected by the U.S. Government’s continued commitment to programs under contract with our customers. The terms of defense contracts with the U.S. Government generally permit the government to terminate contracts partially or completely, either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of unrecovered costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. On contracts where the price is based on cost, the U.S. Government may review our costs and performance, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, portions of research and development costs, and certain marketing expenses may not be subject to reimbursement.
          We bear the potential risk that the U.S. Government may unilaterally suspend our customers or us from new contracts pending the resolution of alleged violations of procurement laws or regulations. Sales to the U.S. Government are also subject to changes in the government’s procurement policies in advance of design completion. An unexpected termination of, or suspension from, a significant government contract, a reduction in expenditures by the U.S. Government for aircraft using our products, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts awarded to us, or substantial cost overruns could have a material adverse effect on our financial condition, results of operations and cash flows.

We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.
          Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, including our engineers and other skilled professionals. Competition for such employees has intensified in recent years and may become even more intense in the future. Our ability to implement our business plan is dependent on our ability to hire and retain technically skilled workers. If any of these employees leave us and we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals, our financial condition, results of operations and cash flows could be materially adversely affected.
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
          Pursuant to certain environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials may also be held liable for such costs at a disposal or treatment site, regardless of whether the affected site is owned or operated by them. Contaminants have been detected at some of our present and former sites, principally in connection with historical operations, and investigations and/or clean-ups have been undertaken by us or by former owners of the sites. We also receive inquiries and notices of potential liability with respect to offsite disposal facilities from time to time. Although we are not aware of any sites for which material obligations exist, the discovery of additional contaminants or the imposition of additional clean-up obligations could result in significant liability. See “Item 1. Business — Environmental Matters.”
Any product liability claims in excess of insurance may require us to dedicate cash flow from operations to pay such claims and damage our reputation impacting our ability to obtain future business.
          Our operations expose us to potential liability for personal injury or death as a result of the failure of aerostructures designed or manufactured by us or our suppliers. While we believe that our liability insurance is adequate to protect us from these liabilities, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third-party indemnification is not available could require us to dedicate a substantial portion of our cash flows to make payments on these liabilities. No such product liability claim is pending or has been threatened against us, however, there is a potential risk that product liability claims could be filed against us in the future.
          An accident caused by a component designed or manufactured by us or one of our suppliers could also damage our reputation for quality products. We believe our customers consider safety and reliability as key criteria in selecting a provider of aerostructures. If an accident were caused by one of our components, or if our satisfactory record of safety and reliability were compromised, our ability to retain and attract customers our results of operations, financial position and cash flows could be materially adversely affected.

Significant consolidation by aerospace industry suppliers could adversely affect our business.
          The aerospace industry has recently experienced consolidation among suppliers. Suppliers have consolidated and formed alliances to broaden their product and integrated system offerings and achieve critical mass. This supplier consolidation is in part attributable to aircraft manufacturers more frequently awarding long-term sole-source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers. When we act as suppliers to the aerospace industry, this consolidation has caused us to compete against certain competitors with greater financial resources, market penetration and purchasing power. When we purchase component parts and services from suppliers to manufacture our products, consolidation reduces price competition between our suppliers, which could diminish incentives for our suppliers to reduce prices. If this consolidation were to continue, our operating costs could increase and it may become more difficult for us to be successful in obtaining new customers.
High switching costs may substantially limit our ability to obtain business that is currently under contract with other suppliers.
          Once a contract is awarded by an OEM to an aerostructures supplier, the OEM and the supplier are typically required to spend significant amounts of time and capital on design, manufacture, testing and certification of tooling and other equipment. For an OEM to change suppliers during the life of an aircraft program, further testing and certification would be necessary, and the OEM would be required either to move the tooling and equipment used by the existing supplier for performance under the existing contract, which may be expensive and difficult or impossible, or to manufacture new tooling and equipment. Accordingly, any change of suppliers would likely result in production delays and additional costs to both the OEM and the new supplier. These high switching costs may make it more difficult for us to bid competitively against existing suppliers and less likely that an OEM will be willing to switch suppliers during the life of an aircraft program, which could materially adversely affect our ability to obtain new work on existing aircraft programs.
We are subject to the requirements of the National Industrial Security Program Operating Manual for our facility security clearance, which is a prerequisite for our ability to perform on classified contracts for the U.S. Government.
          A Department of Defense, or DoD, facility security clearance is required in order to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. Government. We have obtained clearance at appropriate levels that require stringent qualifications, and we may be required to seek higher level clearances in the future. We cannot assure you that we will be able to maintain our security clearance. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform our present classified contracts and we would not be able to enter into new classified contracts, which could affect our ability to compete for and capture new business.
We do not own most of the intellectual property and tooling used in our business.
          Our business depends on using certain intellectual property and tooling that we have rights to use pursuant to license grants under our contracts with our OEM customers. These contracts contain restrictions on our use of the intellectual property and tooling and may be terminated if we violate certain of these restrictions. Our loss of a contract with an OEM customer and the related license rights to use an OEMs’ intellectual property or tooling would materially adversely affect our business.
          In addition, we must honor our contractual commitments to our other customers related to intellectual property and comply with infringement laws in the use of intellectual property. In the event we obtain new business from new or existing customers, we will need to pay particular attention to these contractual commitments and any other restrictions on our use of intellectual property to make sure that we will not be using intellectual property improperly in the performance of such new business. In the event we use any such intellectual property improperly, we could be subject to an infringement claim by the owner or licensee of such intellectual property. In the future, our entry into new markets may require obtaining additional license grants from OEMs and/or from other third parties. If we are unable to negotiate additional license rights on acceptable terms (or at all) from OEMs and/or other third parties as the need arises, our ability to enter new markets may be materially restricted. In addition, we may be subject to restrictions in future licenses granted to us that may materially restrict our use of third party intellectual property.

Future terrorist attacks may have a material adverse impact on our commercial business.
          Future acts of terrorism and any allied military response to such acts could result in further acts of terrorism and additional hostilities, including possible retaliatory attacks on sovereign nations, as well as financial, economic and political instability. While the precise effects of any such terrorist attack, military response or instability on our industry and our business is difficult to determine, it could result in reductions in the use of commercial aircraft. For example, following the September 11, 2001 terrorist attacks, passenger traffic on commercial flights was significantly lower than prior to the attacks and many commercial airlines reduced their operating schedules. Overall, those terrorist attacks resulted in billions of dollars in losses to the airline industry. If demand for new aircraft and spare parts decreases, demand for certain of our products would also decrease.
We may be unable to satisfy commitments related to grants received.
          We have received grants from state governments associated with the construction of our 787 facility in South Carolina and the employment level in our Texas facilities. These grants require that we satisfy certain requirements related to levels of expenditures and/or employment levels. Our failure to satisfy any of these commitments could result in the incurrence of penalties or in the requirement to repay all or part of the grants. For example, in March 2005 we were awarded a $35 million Texas Enterprise Fund grant to assist in increasing employment levels at our Texas facilities. To the extent that we fail to achieve and maintain these employment levels, we may be required to repay some or all of the $35 million grant over a ten-year period beginning in 2010.
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
Our financial statements are based on estimates required by GAAP, and actual results may differ materially from those estimated under different assumptions or conditions.
          Our financial statements are prepared in conformity with accounting principles generally accepted in the United States. These principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For example, estimates are used when accounting for items such as asset valuations, allowances for doubtful accounts, depreciation and amortization, impairment assessments, employee benefits, aircraft product and general liability and contingencies. Additionally, contract accounting requires judgment relative to assessing risks, estimating contract sales and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total sales and cost at completion is complicated and subject to many variables. While we base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at the time made, actual results may differ materially from those estimated.

While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.
          We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements resulting from error or fraud may occur and may not be detected.
Risks Relating to Our Indebtedness
Our substantial indebtedness could prevent us from fulfilling our obligations under our outstanding senior notes and our senior credit facilities.
          We have a significant amount of indebtedness. As of December 31, 2008, our total outstanding indebtedness was $878.1 million. On January 31, 2009, we converted $25 million of our synthetic letter of credit facility to a term loan increasing our total outstanding indebtedness to $903.1 million, excluding any outstanding borrowings under our $150 million six-year revolving loan, of which $135.0 million was outstanding as of March 12, 2009.
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
          In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, variable-rate indebtedness will create higher debt service requirements and it may become necessary for us to dedicate a larger portion of our cash flow to service such indebtedness. To the extent we have not entered into hedging arrangements, we are exposed to cash flow risk due to changes in interest rates with respect to the entire $633.1 million of variable-rate term loan indebtedness under our senior credit facilities after the exercise of our option to convert $25.0 million of our synthetic letter of credit facility to an outstanding term loan.

          A one-percentage point increase in interest rates on our variable-rate term loan indebtedness would decrease our annual income before income taxes by approximately $6.3 million.
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
          Our business may not generate sufficient cash flow from operations or future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness will be driven by the prevailing market conditions at that time.
Market conditions may make it difficult to refinance our indebtedness with favorable terms.
          Under the terms of the senior credit facility, we are required to prepay or refinance any amounts outstanding of our $270.0 million Senior Notes by the last business day of 2010 or we must repay the aggregate amount of loans outstanding under the senior credit facility at that time. Depending on prevailing economic and financial conditions at the time of that refinancing, including those of the debt capital markets, competition and other factors, we may not be able to refinance on commercially reasonable terms or at all. This risk could impair our ability to fund our operations, limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.
Restrictive covenants in our senior credit facilities and our outstanding senior notes may restrict our ability to pursue our business strategies.
          The indenture governing our senior notes and the credit agreement governing our senior credit facilities limit our ability, among other things, to:
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

Financial ratios and tests in our senior credit facilities may further increase the risks associated with the restrictive covenants described above.
          In addition to the covenants described above, our senior credit facilities require us to maintain certain financial ratios and tests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Events beyond our control can affect our ability to meet these financial ratios and tests. Our failure to comply with these obligations could cause an event of default under our senior credit facilities. If an event of default occurs, our lenders could elect to declare all amounts outstanding and accrued and unpaid interest under our senior credit facilities to be immediately due and the lenders thereafter could foreclose upon the assets securing the senior credit facilities. In that event, we may not have sufficient assets to repay all of our obligations, including our outstanding senior notes. We may incur additional indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to our senior credit facilities or our outstanding senior notes.
Despite our current indebtedness levels, we may still be able to incur more debt, which would further increase the risks associated with our substantial leverage described above.
          We may incur additional indebtedness in the future. If new indebtedness is added to our current indebtedness levels, the related risks that we face could be magnified.
Item 1B. Unresolved Staff Comments
          None.

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

	Square
Site	Footage	Ownership	Functions

Dallas, TX

Jefferson Street	28,878	Owned	High speed wind tunnel.

Jefferson Street	4,927,292	Leased	Design capabilities; test labs; fabrication of parts and structures; assembly and production of wings, horizontal and vertical tail sections, fuselage, empennage, and cabin structures.

Irving, TX	16,168	Leased	Vought Corporate Office

Grand Prairie, TX	804,456	Leased	Manufacturing of empennage assemblies, skin polishing, automated fastening.

Hawthorne, CA	1,348,659	Leased	Production of fuselage panels and main deck cargo doors; reconfigurable tooling, precision assembly and automated fastening.

Torrance, CA	84,654	Leased	Fuselage panel processing facility.

Nashville, TN	2,198,740	Owned	Design capabilities; wing, wing assembly and control surface manufacturing and assembly facilities.

Stuart, FL	519,690	Leased	Manufacturing of composite and metal aircraft assemblies and manufacturing of commercial aircraft doors.

Brea, CA	90,000	Leased	Manufacturing of wing skins, fuselage panels, bulkheads, floor beams, spars, stringers, landing gear and subassemblies.

Everett, WA	153,000	Leased	Manufacturing of wing skins, fuselage panels, bulkheads, floor beams, spars, stringers, landing gear and subassemblies.

Milledgeville, GA	566,168	Owned	Composite fabrication and component assembly.

North Charleston, SC	384,533	Owned (1)	Fabrication and assembly of composite fuselage structures.

(1)	Our facilities at this location are located on land leased from South Carolina Public Railways, a division of the South Carolina Department of Commerce.

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
Item 4. Submission of Matters to a Vote of Security Holders
          None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our common equity consists of common stock, par value $0.01 per share. There is currently no established public trading market for our common stock.
          As of March 13, 2008, there were 87 stockholders of record of our common stock.
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
          During 2007 and 2008, we issued an aggregate of 21,854 and 13,622 shares of our common stock, respectively, or less than 1% of the aggregate amount of common stock outstanding, to members of our board of directors in reliance on Section 4(2) of the Securities Act.
          During 2008, we issued an aggregate of (i) 9,470 shares of our common stock in connection with the exercise of stock appreciation rights (“SARs”) originally granted in accordance with Rule 701 of the Securities Act and (ii) 6,299 shares of our common stock in connection with the exercise of stock options originally granted in reliance on section 4(2) of the Securities Act. The aggregate proceeds to us as a result of these transactions were less than $0.1 million. No shares were issued in connection with the exercise of SARs or stock options in 2007.

Item 6. Selected Financial Data
          The following selected consolidated financial data are derived from our consolidated financial statements. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and their related notes included elsewhere in this report. The historical results presented are not necessarily indicative of future results.

	Year Ended December 31,
	2008	2007	2006	2005	2004
			(in millions)
Statement of Operations:
Revenue	$1,796.6	$1,625.5	$1,550.9	$1,297.2	$1,214.7
Cost of sales (1)	1,493.4	1,269.3	1,274.2	1,231.8	1,078.0
Selling, general & administrative expenses (1)	194.6	246.7	236.0	234.2	223.1
Impairment charge	—	—	9.0	5.9	26.0
Operating income (loss)	108.6	109.5	31.7	(174.7)	(112.4)
Interest expense, net	62.8	59.0	63.1	51.3	42.8
Other (income) loss	(48.7)	0.1	0.5	0.3	—
Equity in loss of joint venture	0.6	4.0	6.7	3.4	—
Income (loss) before income taxes	93.9	46.4	(38.6)	(229.7)	(155.2)
Income tax expense (benefit)	0.2	0.1	(1.9)	—	0.2
Net income (loss) (2)	$93.7	$46.3	$(36.7)	$(229.7)	$(155.0)

Other Financial Data:
Cash flow provided by (used in) operating activities	$(154.5)	$34.2	$172.8	$(65.0)	$(59.8)
Cash flow provided by (used in) investing activities	(14.2)	(49.6)	(102.7)	(152.1)	(70.6)
Cash flow provided by (used in) financing activities	179.8	(2.4)	13.2	98.3	152.9
Capital expenditures	69.3	57.4	115.4	147.1	69.6

Consolidated Balance Sheet Data:
Cash and cash equivalents	$86.7	$75.6	$93.4	$10.1	$128.9
Trade and other receivables	138.6	81.4	82.1	90.8	123.2
Inventories	444.4	362.8	337.8	340.1	279.3
Property, plant and equipment, net	484.3	507.0	530.4	485.1	407.7
Total assets	1,727.6	1,620.9	1,658.7	1,561.8	1,589.0
Total debt (3)	869.9	683.0	688.3	693.0	697.9
Stockholders’ equity (deficit)	$(934.1)	$(665.8)	$(693.3)	$(773.0)	$(554.5)

(1)	Certain 2005-2004 information technology amounts have been reclassified from general and administrative expenses to cost of sales to conform to the current year presentation.

(2)	Net income (loss) is calculated before other comprehensive income (losses) relating to pension and OPEB related adjustments of $(365.1) million in 2008, minimum pension liability adjustments and adoption of SFAS 158 adjustments of $(22.4) million in 2007 and minimum pension liability adjustments of $112.9 million, $16.8 million and $(78.6) million in, 2006, 2005 and 2004, respectively.

(3)	Total debt as of December 31, 2006, 2005 and 2004 includes $1.3 million, $2.0 million and $2.9 million, respectively, of capitalized leases. As of December 31, 2008 and 2007, there were no capital leases. Total debt as of December 31, 2008 includes $8.2 million of unamortized discount related to our Incremental Loan Facility.

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
          Our customer base consists of leading aerospace original equipment manufacturers or OEMs, including Airbus, Boeing, Cessna, Gulfstream, Hawker Beechcraft, Lockheed Martin, Northrop Grumman and Sikorsky, as well as the U.S. Air Force. We generate over 80% of our revenues from our three largest customers, Airbus, Boeing and Gulfstream.
          Although the majority of our revenues are generated by sales in the U.S. market, we generate approximately 12% of our revenue from sales outside of the United States.
          Most of our revenues are generated under long-term contracts. Our customers typically place orders well in advance of required deliveries, which gives us considerable visibility with respect to our future revenues. These advance orders also generally create a significant backlog for us, which was approximately $3.8 billion at December 31, 2008. Our calculation of backlog includes only firm orders for commercial and business jet programs and funded orders for government programs, which causes our backlog to be substantially lower than the estimated aggregate dollar value of our contracts and may not be comparable to others in the industry.
          For our commercial and business jet programs, changes in the economic environment and the financial condition of airlines may cause our customers to increase or decrease deliveries, adjusting firm orders that would affect our backlog. Also, to the extent the current global financial crisis continues or worsens, overall demand for our commercial and business aircraft products could continue to decline notwithstanding the growth over the past three years. For our military aircraft programs, the Department of Defense and other government agencies have the right to terminate both our contracts and/or our customers’ contracts either for default or, if the government deems it to be in its best interest, for convenience.
          The market for our commercial, military and business jet programs has historically been cyclical. While the commercial, military and business jet markets experienced a period of increased production over the past few years, as discussed below, unprecedented global market and economic conditions have been challenging with tighter credit conditions and recession in most major economies continuing into 2009. Additionally, as a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and could continue to have an adverse affect on the demand for our aerostructures by both our commercial customers and the U.S. government. Additionally, continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending could adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
          Commercial Aircraft. Sales to the commercial aircraft market are directly and significantly affected by the financial health of the commercial airline industry, passenger and cargo air traffic, the introduction of new aircraft models, and the availability and profile of used aircraft. During the past three years we have benefited from increased demand for our commercial aircraft products although our OEMs have begun to indicate the possibility of future reductions in delivery rates in response to recent macro-economic conditions.

          Military Aircraft. U.S. national defense spending and procurement funding decisions, global geopolitical conditions and current operational use of the existing military aircraft fleet drive sales in the military aircraft market. Due to the current and anticipated pace of military operations and the U.S. military’s need to more rapidly repair or replace its existing fleet of equipment, we expect that the demand for our military products should remain strong for the next several years. We believe that this will result in continued growth in our rotorcraft programs since they are some of the key equipment being used in military operations. Historically, the majority of our military revenues and a significant portion of our total revenue have been generated from our C-17 program. We currently have a contract from Boeing for the procurement of long-lead material that would support C-17 production through April 2011. However, our business could be adversely impacted if the Government does not fund additional C-17 aircraft and Boeing decides not to fund beyond their current commitment and if the cost of the government’s economic stimulus package adversely impacts the level of financing available for the procurement of aircraft.
          Business Jet Aircraft. Sales to the business jet aircraft market are driven by long-term economic expansion, the increasing inconvenience of commercial airline travel, growing international acceptance and demand for business jet travel, increased fractional ownership of business jets and the introduction of new business jet models. During the past three years we have benefited from increased demand for our business jet products although our OEMs have begun to reduce delivery rates in response to recent macro-economic conditions. As a major supplier to the top-selling G350, G450, G500 and G550, Citation X and the recently announced Citation Columbus — Model 850 programs, we believe we are well positioned to operate in key segments of the business jet market. Nevertheless, the business jet industry is subject to many of the same risks as the commercial aircraft industry and our business could be adversely affected by the current economic turmoil in the U.S. and global economy.
Recent Developments
          On January 15, 2009, employees represented by Local 735 of the IAM ratified a new collective bargaining agreement ending a strike that began on September 27, 2008. Although we were able to continue production during the course of that work stoppage through the use of contract labor and other non-represented personnel, the strike resulted in an impact of approximately $38.3 million to our results of operations during the year ended December 31, 2008.
          The Boeing IAM strike coupled with the overall 787 program schedule delays have reduced our expected number of near term deliveries under the 787 program. As a result, a number of actions are being taken on the 787 program at our North Charleston facility to reduce our operating costs during this time. We anticipate production levels will gradually increase during 2009 in order to support Boeing’s required delivery levels.
          As of February 19, 2009, we had borrowed $135.0 million, the total amount available to us under our six year revolving loan portion of our senior credit facility.
          On March 5, 2009, Gulfstream announced that as a result of deterioration in their backlog, particularly during the month of February 2009, and continued weak demand, it intended to cut production rates for its large-cabin and mid-size aircraft. These announced production cuts will decrease our anticipated revenue from the Gulfstream G350, G450, G500 and G550 programs during 2009.
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
          Amounts representing contract change orders or claims are only included in revenue when such change orders or claims have been settled with our customer and to the extent that units have been delivered. Additionally, some of our contracts may contain terms or provisions, such as price re-determination, requests for equitable adjustments or price escalation, which are included in our estimate of contract value when the amounts can be reliably estimated and their realization is reasonably assured.
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
          For a further discussion of our revenue recognition policy, see “— Critical Accounting Policies and Estimates — Revenue and Profit Recognition.”
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
          Selling, general and administrative expenses. Selling, general and administrative expenses include expenses for executive management, program management, business management, human resources, accounting, treasury, and legal. The major cost elements of selling, general and administrative expenses include salary and wages, fringe benefits, stock compensation expense, travel and supplies. In addition, these expenses include period expenses for non-recurring program development, such as the 787 start up costs, research and development, and other non-recurring activities, as well as costs that are not reimbursed under U.S. Government contract terms.
          Interest expense, net. Interest expense, net reflects interest income and expense, and includes the amortization of capitalized debt origination costs and the amortization of the original issue discount on an additional $200.0 million of term loans we borrowed pursuant to our existing senior credit facilities (“Incremental Facility”).
          Other income (loss). Other income (loss) represents miscellaneous items unrelated to our core operations.
          Equity in loss of joint venture. Equity in loss of joint venture reflected our share of the loss from Global Aeronautica, a joint venture in which we formerly participated. As a result of the sale of our equity interest in Global Aeronautica in 2008, our results of operations in future periods will not be impacted by this joint venture.
          Income tax benefit (expense). Income tax benefit (expense) represents federal income tax provided on our net book income. State income tax is included as part of Selling, general and administrative expenses. For a further discussion of our income tax provision, please see Note 15 to our consolidated financial statements included in Item 8 of this report.

Results of Operations

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(in millions)	(in millions)	(in millions)

Revenue:
Commercial	$869.7	$794.5	$699.3
Military	607.4	530.0	560.9
Business jets	319.5	301.0	290.7

Total revenue	$1,796.6	$1,625.5	$1,550.9
Costs and expenses:
Cost of sales	1,493.4	1,269.3	1,274.2
Selling, general and administrative	194.6	246.7	236.0
Asset impairment charge	—	—	9.0

Total costs and expenses	$1,688.0	$1,516.0	$1,519.2
Operating income (loss)	108.6	109.5	31.7
Interest expense, net	(62.8)	(59.0)	(63.1)
Other income (loss)	48.7	(0.1)	(0.5)
Equity in loss of joint venture	(0.6)	(4.0)	(6.7)
Income tax benefit (expense)	(0.2)	(0.1)	1.9

Net income (loss)	$93.7	$46.3	$(36.7)

Total funded backlog	$3,756.0	$3,394.4	$3,291.0
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
          Revenue. Revenue for the year ended December 31, 2008 was $1,796.6 million, an increase of $171.1 million, or 11%, compared with the same period in the prior year. When comparing the current and the prior year:
•	Commercial revenue increased $75.2 million, or 9%. Revenue for our Boeing programs increased $59.1 million primarily due to increased non-recurring sales for the 747-8 program and initial deliveries on the 787 program. In addition, revenue for our Airbus programs increased $16.1 million primarily due to higher deliveries.

•	Military revenue increased $77.4 million, or 15%, primarily due to higher delivery rates on the H-60 and the V-22 programs.

•	Business Jet revenue increased $18.5 million, or 6%, primarily due to increased deliveries to Gulfstream and the initial non-recurring revenue on the Cessna Columbus — Model 850 program.
          Cost of sales. Cost of sales for the year ended December 31, 2008 was $1,493.4 million, an increase of $224.1 million compared to the prior year. The increase primarily resulted from increased production levels, higher pension expense charged to programs and the increased costs associated with the strike at our Nashville facility.
          Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2008 were $194.6 million, a decrease of $52.1 million compared to the prior year. The decrease primarily resulted from a reduction of non-recurring 787 program expenses during 2008.

          Operating income (loss). Operating income (loss) for the year ended December 31, 2008 was $108.6 million, a slight decrease of $0.9 million compared to 2007. Although overall operating income for the year was relatively flat compared to 2007, the results include the impact of lower program margins for the year offset by a decrease in non-recurring expenses for the 787 program. During 2008, overall program margins were lower than the prior year primarily due to a $38.3 million impact from costs associated with the strike at our Nashville facility and a $17.3 million impact related to higher future projected pension expenses applied to programs. The remaining difference in program margins was primarily due to the absence of favorable contract changes recorded in 2007, partially offset by the release of $22.6 million of purchase accounting reserves reflecting the completion of the 747-400 model deliveries. These lower program margins were offset by a decrease of $62.6 million in non-recurring 787 program expenses as the start-up phase of that program ends.
          Interest expense, net. Interest expense, net for the year ended December 31, 2008 was $62.8 million, an increase of $3.8 million compared with the same period in the prior year. Interest expense increased primarily due to higher borrowings and related costs under the Incremental Facility partially offset by a reduction in the effective interest rate on our other variable rate indebtedness.
          Other income (loss). Other income (loss) for the year ended December 31, 2008 primarily reflects our $47.1 million gain from the sale of our entire equity interest in Global Aeronautica.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
          Revenue. Revenue for the year ended December 31, 2007 was $1,625.5 million, an increase of $74.6 million or 5% compared with revenue of $1,550.9 million for the prior year. When comparing 2007 to 2006:
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
          Cost of Sales. Cost of sales for the year ended December 31, 2007 was $1,269.3 million, a decrease of $4.9 million compared to the prior year. The improvement was primarily due to price adjustments and cost reduction initiatives offsetting our increased production levels.
          Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2007 were $246.7 million, an increase of $10.7 million compared to the prior year. The increase is primarily due to higher 787 program period costs.
          Operating income (loss). Operating income for the year ended December 31, 2007 was $109.5 million, compared to $31.7 million in the prior year. The increase in operating income of $77.8 million or 245% is primarily related to the increase in revenue discussed above and program margin improvements from price adjustments and cost reduction initiatives. Partially offsetting those improvements were increased selling, general and administrative expenses primarily due to investment in the Boeing 787 program of $15.6 and increased losses of $9.5 million on certain programs including the H-60 program.

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
          We believe our 787 program will continue to be a key driver of our liquidity and working capital requirements as we continue our investment in, and increase our production rate for that program. The Boeing strike coupled with the overall 787 program schedule delays have reduced the expected number of deliveries we will make in the near term. As a result, a number of actions are being taken on the 787 program at our North Charleston facility to improve our liquidity position. We have currently fabricated enough barrels to support deliveries for 19 aircraft, which will support deliveries for much of 2009. Therefore, we have slowed our production rate and reduced our costs by temporarily suspending our 787 composite bond fabrication operations and redeployed assembly employees to concentrate on existing fuselages closest to completion. The production levels will be gradually increased during 2009 in order to support Boeing required delivery levels.
          For certain aircraft programs, milestone or advance payments from customers finance working capital, which helps to improve our liquidity. In addition, we may, in the ordinary course of business, settle outstanding claims with customers or suppliers or we may receive payments for change orders not previously negotiated. Settlement of pending claims can have a significant impact on our results of operations and cash flows. In March 2008, we reached an interim settlement regarding certain pending claims related to our 787 program. These claims related to non-recurring costs we incurred in developing the program as well as increases in our expected production costs due to aircraft design changes. In addition, we received advance payments of approximately $122.0 million from Boeing, which will be repaid as shipments occur. We are continuing our discussions with Boeing on future pricing and other compensation considerations with an objective of resolving such considerations in a timely manner.
          In addition to the ongoing negotiations with Boeing, we believe we will be able to effectively manage our costs and work with our suppliers to mitigate the impact on our financial position as a result of the recent 787 program delays. However, any significant future delays could have a material adverse effect on our financial condition, results of operations and cash flows.
          We believe that cash flow from operations, cash and cash equivalents on hand and funds available under the revolving portion of our credit facility will provide adequate funds for our ongoing working capital expenditures, pension contributions and near term debt service obligations allowing us to meet our current contractual commitments for at least the next twelve months. However, we expect to need additional funding from the customer or other third party sources to participate in the 787 program including future derivatives or other 787 contract modifications requested by Boeing.
          Our pension plan funding obligations also impact our liquidity and capital resources. Elsewhere in this report, we provide estimates of our pension plan contributions for 2009 through 2013. See “— Contractual Obligations.” Our future pension contributions are primarily driven by the funded level of our plans as of December 31 of each fiscal year. Two of the factors used in determining our liability under our plan are the discount rate and the market value of the plan assets. As of December 31, 2008, due to current macro-economic conditions, the current corporate bond rates and the fluctuations in the fair value of our plan assets as a result of the current volatility in global financial markets, indicate that our contributions over the next five years may increase significantly from the previously anticipated levels.

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
          We entered into $650 million of senior credit facilities pursuant to a credit agreement dated December 22, 2004. Our senior credit facilities are comprised of a $150 million six year revolving loan (“Revolver”), a $75 million synthetic letter of credit facility and a $425 million seven year term loan B. The term loan amortizes at $1.0 million per quarter with a final payment at the maturity date of December 22, 2011. We are obligated to pay an annual commitment fee on the unused portion of our revolver of 0.5% or less, based on our leverage ratio.
          On May 6, 2008, we borrowed an additional $200.0 million of term loans pursuant to our existing senior credit facilities (the “Incremental Facility”). Except for amortization and interest rate, the terms of the Incremental Facility, including mandatory prepayments, representations and warranties, covenants and events of default, are the same as those applicable to the existing term loans under our senior credit facilities and all references to our senior credit facilities shall include the Incremental Facility. The term loan under the Incremental Facility is repayable in equal quarterly installments of $470,000 with the balance due on December 22, 2011.
          Our total outstanding long-term debt as of December 31, 2008 was approximately $878.1 million, which included $608.1 million incurred under our senior credit facilities and $270.0 million of Senior Notes. In addition, we had $49.7 million in outstanding letters of credit under the $75 million synthetic facility.
          On January 31, 2009, under the terms of our credit agreement, we exercised our option to convert $25 million of the synthetic letter of credit facility to a term loan. The $25 million term loan is subject to the same terms and conditions as the outstanding term loans made as of December 2004. As a result, our current limit under the synthetic letter of credit facility is $50 million.
          Although we periodically used the Revolver during 2008 to meet working capital requirements, as of December 31, 2008, we had no borrowings outstanding. However, as of March 12, 2009, we had outstanding borrowings of $135.0 million on our revolver.
          Under the terms of the senior credit facility, we are required to prepay or refinance any amounts outstanding of our $270.0 million Senior Notes by the last business day of 2010 or we must repay the aggregate amount of loans outstanding at that time under the senior credit facility. We may not be able to refinance the Senior Notes on commercially reasonable terms or at all. This risk could impair our ability to fund our operations, limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.
          In October 2008, LCPI, the administrative and collateral agent under our existing senior credit facilities, filed for bankruptcy. In connection with its bankruptcy, we expect that LCPI will resign as administrative and collateral agent under our senior credit facilities and we are currently in the process of working with our lending group to designate a replacement administrative and collateral agent. Additionally, LCPI is currently a lender under our Revolver with a commitment of approximately $15 million; however LCPI has not been funding their commitment and we intend to replace LCPI as a lender under our Revolver to the extent we are able to do so given the current condition of the global financial markets.
          Credit Agreements and Debt Covenants. The agreements governing our debt contain customary affirmative and negative covenants for facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also requires that we maintain certain financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios, as defined in the agreement, and a limitation on our capital spending levels. The Senior Notes indenture also contains various restrictive covenants, including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of December 31, 2008, we were in compliance with the covenants in the indenture governing our notes and credit facilities.

          Our $850 million senior credit facilities (including our Incremental Facility) are material to our financial condition and results of operations because those facilities are our primary source of liquidity for working capital. The indenture governing our outstanding Senior Notes is material to our financial condition because it governs a significant portion of our long-term capitalization while restricting our ability to conduct our business.
          Our senior credit facilities use Adjusted EBITDA to determine our compliance with two financial maintenance covenants. See “— Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and reconciliation of that non-GAAP financial measure to net cash provided by (used in) operating activities. We are required not to permit our consolidated total leverage ratio, or the ratio of funded indebtedness (net of cash) at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter, to exceed 4.25:1.00 for fiscal periods ending during 2008, 4.00:1.00 for fiscal 2009, 3.75:1.00 for fiscal 2010 and 3.50:1.00 thereafter. We also are required not to permit our consolidated net interest coverage ratio, or the ratio of Adjusted EBITDA for the twelve months ending on the last day of a quarter to our consolidated net interest expense for the twelve months ending on the same day, to be less than 3.50:1.00 for periods ending during 2008 and thereafter. Each of these covenants is tested quarterly, and our failure to comply could result in a default and, potentially, an event of default under our senior credit facilities. If not cured or waived, an event of default could result in acceleration of this indebtedness. Our credit facilities also use Adjusted EBITDA to determine the interest rates on our borrowings, which are based on the consolidated total leverage ratio described above. Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our senior credit facilities. Accordingly, a change in our Adjusted EBITDA could increase or decrease our cost of funds. The actual results of the total leverage ratio and net interest coverage ratio for the year ended December 31, 2008 were 2.97:1.00 and 4.79:1.00, respectively.
          The indenture governing our outstanding Senior Notes contains a covenant that restricts our ability to incur additional indebtedness unless, among other things, we can comply with a fixed charge coverage ratio. Subject to certain exceptions, we may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of Adjusted EBITDA to total consolidated debt less cash on hand for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels or we have availability to incur such indebtedness under certain baskets in the indenture. Accordingly, Adjusted EBITDA is a key factor in determining how much additional indebtedness we may be able to incur from time to time to operate our business.
          Non-GAAP Financial Measures. Periodically we disclose to investors Adjusted EBITDA, which is a non-GAAP financial measure that our management uses to assess our compliance with the covenants in our senior credit agreement, our ongoing ability to meet our obligations and manage our levels of indebtedness. Adjusted EBITDA is calculated in accordance with our senior credit agreement and includes adjustments that are material to our operations but that our management does not consider reflective of our ongoing core operations. Pursuant to our senior credit agreement, Adjusted EBITDA is calculated by making adjustments to our net income (loss) to eliminate the effect of our (1) net income tax expense, (2) net interest expense, (3) any amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness, (4) depreciation and amortization expense, (5) any extraordinary, unusual or non-recurring expenses or gains/losses (including gains/losses on sales of assets outside of the ordinary course of business, non-recurring expenses associated with the 787 program and certain expenses associated with our facilities consolidation efforts) net of any extraordinary, unusual or non-recurring income or gains, (6) any other non-cash charges, expenses or losses, restructuring and integration costs, (7) stock-option based compensation expenses and (8) all fees and expenses paid pursuant to our Management Agreement with Carlyle. See Note 20 to our consolidated financial statements in Item 8 of this report.

          Adjusted EBITDA for the years ended December 31, 2008, 2007 and 2006 was $263.9 million, $277.4 million and $184.5 million, respectively. The following table is a reconciliation of the non-GAAP measure from our cash flows from operations:

	2008	2007	2006

Net cash provided by (used in) operating activities	$(154.5)	$34.2	$172.8
Interest expense, net	62.8	59.0	63.1
Income tax expense (benefit)	0.2	0.1	(1.9)
Stock compensation expense	(1.1)	(5.2)	(3.0)
Equity in losses of joint venture	(0.6)	(4.0)	(6.7)
Gain (loss) from asset sales and other losses	49.8	(1.8)	(11.4)
Non-cash interest expense	(5.8)	(3.1)	(3.1)
787 tooling amortization	0.8	—	—
Changes in operating assets and liabilities	266.1	86.9	(129.7)

EBITDA	$217.7	$166.1	$80.1

Non-recurring investment in Boeing 787 (1)	33.3	95.9	90.1
Unusual charges & other non-recurring program costs (2)	56.7	6.1	1.3
(Gain) loss on disposal of property, plant and equipment and other assets (3)	(48.2)	1.9	10.7
Pension & OPEB curtailment and non-cash expense (4)	—	—	(3.4)
Other (5)	4.4	7.4	5.7

Adjusted EBITDA	$263.9	$277.4	$184.5

(1)	Non-recurring investment in Boeing 787—The Boeing 787 program, described elsewhere in our periodic reports, is a significant new program for our operations, and has required substantial start-up costs in recent periods as we built a new facility in South Carolina and invested in new manufacturing technologies dedicated to the program. These start-up investment costs are recognized in our financial statements over several periods due to their magnitude and timing. We expect that our current start-up costs in the Boeing 787 program will decline significantly as the start-up phase of the program and our current related contractual commitments will be substantially completed during the next few months. In the future, subject to potential program modifications by our customer, including development of derivatives and delivery rate increases, additional start-up costs may be required. Our credit agreement excludes our start-up investment in the Boeing 787 program because it represents an unusual significant investment in a major new program that is not indicative of ongoing core operations, and accordingly the investment that has been expensed during the period is added back to Adjusted EBITDA. Also included in this adjustment is our loss in our joint venture with Global Aeronautica. Our net loss was $0.6 million, $4.0 million and $6.7 million for the fiscal years 2008, 2007 and 2006 respectively. On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing and as a result, in future periods, our adjusted EBITDA calculation will not be impacted by this joint venture. For more information, please refer to Note 8 — Investment in Joint Venture in our consolidated financial statements.

(2)	Unusual charges and other non-recurring program costs— For the year ended December 31, 2008, we recognized an additional $38.3 million in non-recurring program costs related to the strike at our Nashville facility and $1.8 million in non-recurring program costs related to the Boeing strike. Additionally, we incurred $8.4 million and $6.1 million of non-recurring costs related to a facilities rationalization initiative for the years ended December 31, 2008 and 2007, respectively, which have been added back to Adjusted EBITDA. We did not record any costs related to this initiative during 2006. Additionally, we recorded $8.2 million of non-recurring specific warranty costs during the year ended December 31, 2008.

For the year ended December 31, 2006, we recorded $24.9 million of unusual expenses related to the H-60 program and $8.0 million of restructuring charges related to a site consolidation initiative partially offset by $31.6 million of customer settlement income. The net, $1.3 million, of these unusual items was deducted from Adjusted EBITDA. Our credit agreement excludes all of these unusual items in our operating results as they are not indicative of ongoing core operating performance and, accordingly, the charges that have been expensed during the period are added back to Adjusted EBITDA.

(3)	(Gain) loss on disposal of property, plant and equipment (“PP&E”) and other assets — On occasion, where the asset is no longer needed for our business and ceases to offer sufficient value or utility to justify our retention of the asset, we choose to sell the asset at a gain or loss. Typically, these assets are PP&E. However, in 2008, we sold our entire equity interest in Global Aeronautica to Boeing and as a result, recorded a $47.1 million gain on the sale. Gains and losses resulting from the disposal of assets impact our results of operations for the period in which the asset was sold. Our credit agreement provides that those gains and losses are reflected as an adjustment in calculating Adjusted EBITDA.

(4)	Pension and other post-employment benefits curtailment and non-cash expense related to FAS 87 and FAS 106—Our credit agreement allows us to remove non-cash benefit expenses, so to the extent that the recorded expense exceeds the cash contributions to the plan, it is reflected as an adjustment in calculating Adjusted EBITDA.

(5)	Other—Includes non-cash stock expense, related party management fees and costs associated with the preparation of documents in connection with a planned initial public equity offering. Our credit agreement provides that these expenses are reflected as an adjustment in calculating Adjusted EBITDA.
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

Cash Flow Summary

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Net income (loss)	$93.7	$46.3	$(36.7)
Non-cash items	17.9	74.8	79.8
Changes in working capital	(266.1)	(86.9)	129.7

Net cash provided by (used in) operating activities	(154.5)	34.2	172.8
Net cash provided by (used in) investing activities	(14.2)	(49.6)	(102.7)
Net cash provided by (used in) financing activities	179.8	(2.4)	13.2

Net increase (decrease) in cash and cash equivalents	11.1	(17.8)	83.3
Cash and cash equivalents at beginning of year	75.6	93.4	10.1

Cash and cash equivalents at end of year	$86.7	$75.6	$93.4

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
          Net cash used in operating activities for year ended December 31, 2008 was $154.5 million, a change of $188.7 million compared to cash provided by operating activities of $34.2 million for the prior year. The change primarily resulted from the following items: increased cash funding requirements of $59.7 million for our defined benefit pension plans; lower cash from the timing of milestone and advance payments from customers of approximately $67.0 million; as well as $62.0 million of higher working capital requirements in 2008 related to the ramp-up of the 787 program.
          Net cash used in investing activities for the year ended December 31, 2008 was $14.2 million, a decrease of $35.4 million compared to net cash used in investing activities of $49.6 million for the prior year. This improvement is due to a $30.8 million increase in proceeds provided by the sale of assets and a $16.5 million decrease in contributions to Global Aeronautica partially offset by an $11.9 million increase in capital expenditures.
          Net cash provided by financing activities for the year ended December 31, 2008 was $179.8 million, a change of $182.2 million compared to net cash used in financing activities of $2.4 million for the prior year. The change primarily resulted from the $184.6 million in net proceeds provided by borrowings under the Incremental Facility.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
          Net cash provided by operating activities for the year ended December 31, 2007 was $34.2 million, a decrease of $138.6 million or 80% compared to net cash provided by operating activities of $172.8 million for the prior year. The decrease compared to the prior year was primarily due to cash received from customer settlements and advances during 2006 partially offset by improved operating results in 2007. The decrease in cash related to changes in working capital was due mainly to customer settlements of approximately $99 million and an increase in advances and progress payments of approximately $133 million in 2006.
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

Contractual Obligations
          The following table summarizes the scheduled maturities of financial obligations and expiration dates of commitments as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
	($ in millions)
Senior credit facilities
Term loan B	$4.0	$4.0	$401.0	$—	$—	$—	$409.0
Incremental facility	1.9	1.9	195.3	—	—	—	199.1

Total senior credit facilities (1)	$5.9	$5.9	$596.3	$—	$—	$—	$608.1
Senior notes	—	—	270.0	—	—	—	270.0
Operating leases	21.7	19.6	13.3	7.5	5.3	9.5	76.9
Purchase Obligations (2)	1,089.3	145.7	8.9	2.3	—	—	1,246.2

Total	$1,116.9	$171.2	$888.5	$9.8	$5.3	$9.5	$2,201.2

(1)	In addition to the obligations in the table, at December 31, 2008, we had contractual interest payment obligations as follows: (a) variable interest rate payments on $409.0 million outstanding under the term loan B of our senior credit facilities based upon LIBOR plus the applicable margin, which correlated to an interest rate of 3.94% at December 31, 2008, (b) variable interest rate payments on $199.1 million outstanding under the Incremental Facility of our senior credit facilities based upon ABR or Eurodollar Base Rate plus the applicable margin, which correlated to an interest rate of 7.50% at December 31, 2008,and (c) $21.6 million per year on the Senior Notes.

(2)	Includes contractual obligations for which we are committed to purchase goods and services as of December 31, 2008. The most significant of these obligations relate to raw material and parts supply contracts for our manufacturing programs and these amounts are primarily comprised of open purchase order commitments to vendors and subcontractors. Many of these agreements provide us the ability to alter or cancel orders and require our suppliers to mitigate the impact from any changes. Even where purchase orders specify determinable prices, quantities and delivery timeframes, generally the purchase obligations remain subject to frequent modification and therefore are highly variable. As a result, we regularly experience significant fluctuations in the aggregate amount of purchase obligations, and the amount reflected in the table above may not be indicative of our purchase obligations over time. The ultimate liability for these obligations may be reduced based upon modification or termination provisions included in some of our purchase contracts, the costs incurred to date by vendors under these contracts or by recourse under normal termination clauses in firm contracts with our customers.

          In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at December 31, 2008 as detailed in the following table. Our other post-retirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

		Other
	Pension	Post-retirement
	Benefits	Benefits
	(in Millions)
Benefit obligation at December 31, 2008	$1,848.5	$447.3
Plan assets at December 31, 2008	1,137.5	—

Projected contributions
2009	84.7	43.3
2010	165.8	42.6
2011	191.7	42.1
2012	174.7	41.2
2013	151.6	40.3

Total 2009-2013	$768.5	$209.5

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
          Our supply base contracts are conducted on a fixed price basis in U.S. dollars. In some cases our supplier arrangements contain escalation adjustment provisions based on accepted industry indices, with appropriate forecasting incorporated in program financial estimates. Raw materials price escalation has been mitigated through existing long-term agreements, which remain in place for several more years. Our expectations are that in the long-term, the demand for these materials will continue to put additional pressures on pricing. Strategic cost reduction plans will continue to focus on mitigating the effects of this demand curve on our operations.
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
          Accrued contract liabilities consisted of the following:

	December 31,	December 31,
	2008	2007
	(in millions)
Advances and progress billings	$187.1	$182.9
Forward loss	6.4	18.3
Other	7.9	29.2

Total accrued contract liabilities	$201.4	$230.4

          Amounts representing contract change orders or claims are only included in revenue when such change orders or claims have been settled with our customer and to the extent that units have been delivered. Additionally, some contracts may contain provisions for revenue sharing, price re-determination, requests for equitable adjustments, change orders or cost and/or performance incentives. Such amounts or incentives are included in contract value when the amounts can be reliably estimated and their realization is reasonably assured.
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
          In accordance with industry practice, inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year; therefore, a portion thereof will not be realized within one year. See Note 5 to our consolidated financial statements in Item 8 of this report.
          Goodwill. Goodwill is tested for impairment at least annually, by reporting unit in accordance with the provisions of SFAS 142. Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that we are a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Since we currently have an accumulated deficit, there have been no impairment charges recognized in 2008, 2007 or 2006.
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
          The assumed discount rate utilized is based on a point in time estimate as of our December 31 annual measurement date or as of remeasurement dates as needed. This rate is determined based upon a review of yield rates associated with long-term, high quality corporate bonds as of the measurement date and use of models that discount projected benefit payments using the spot rates developed from the yields on selected long-term, high quality corporate bonds. The effect of changing the discount rate 25 basis points is shown in Note 14 to the Consolidated Financial Statements in Item 8.

          The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the Projected Benefit Obligation (“PBO”). The expected average long-term rate of return on assets is based principally on the counsel of our outside investment advisors and has been projected at 8.5% in 2008, 2007 and 2006. This rate is based on actual historical returns and anticipated long-term performance of individual asset classes with consideration given to the related investment strategy. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year’s annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining service period of active plan participants expected to receive benefits.
          The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% and is utilized principally in calculating the PBO and annual pension expense.
          In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for certain eligible retired employees. Such benefits are unfunded as of December 31, 2008. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans, and a Medicare carve-out. A one-percentage point shift in the medical trend rate would have the effect shown in Note 14 to the Consolidated Financial Statements in Item 8.
          In accordance with SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) we initially recognized the funded status of our benefit obligation in our statement of financial position as of December 31, 2007. This funded status was remeasured for some plans as of March 31, 2008 due to plan amendments and for all plans as of December 31, 2008, our annual remeasurement date. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan. In order to recognize the funded status, we determined the fair value of the plan assets. The majority of our plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments as of December 31, 2008 based on our evaluation of data from fund managers and comparable market data.
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

          Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, we believe that raw material prices will remain stable during 2009 and experience increases that are in line with inflation as the global economy recovers.
          Over the past few years, we have experienced price increases due to increased infrastructure demand in China and Russia as well as the growing economy generally. Although, the current global economic crisis has lessened that pressure, price increases may resume in 2010 and beyond as economic conditions improve. Additionally, we generally do not employ forward contracts or other financial instruments to hedge commodity price risk.
          Our suppliers’ failure to provide acceptable raw materials, components, kits and subassemblies would adversely affect our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with such supply base reliance. We utilize a range of long-term agreements and strategic aggregated sourcing to optimize procurement expense and supply risk related to our raw materials.
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
          Management performs a sensitivity analysis to determine how market interest rate changes will affect the fair value of any market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market interest rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $633.1 million of variable rate debt outstanding under our senior credit facilities after the exercise of our option to convert $25.0 million of our letter of credit facility to an outstanding term loan. A one-percentage point increase in interest rates on our variable-rate indebtedness would decrease our annual income (loss) before income taxes by approximately $6.3 million. While there was no debt outstanding under our Revolver at December 31, 2008, any future borrowings would be subject to the same type of variable rate risks. All of our remaining debt is at fixed rates; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
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

Utility Price Risks
          We have exposure to utility price risks as a result of volatility in the cost and supply of energy including electricity and natural gas. To minimize this risk, we have entered into fixed price contracts at certain of our manufacturing locations for a portion of their energy usage for periods of up to three years. Although these contracts would reduce the risk to us during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on our consolidated results of operations. A 1% increase (decrease) in our monthly average utility costs during 2008 would have increased (decreased) our cost of sales by approximately $0.3 million for the year ended December 31, 2008.
Accounting Changes and Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. We adopted SFAS No. 157 for our financial assets and liabilities on January 1, 2008 and it has not materially affected our financial statements. The SFAS No. 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2. See Note 13 to our consolidated financial statements included in Item 8 of this report for a summary of the assets and liabilities that are measured at fair value as of December 31, 2008.
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
          In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). FSP 132(R)-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by FSP 132(R)-1 are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact that the adoption of FSP 132(R)-1 will have on our disclosures related to our pension plan assets.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors
Vought Aircraft Industries, Inc.
We have audited the accompanying consolidated balance sheets of Vought Aircraft Industries and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vought Aircraft Industries, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for its defined-benefit pension and other postretirement plans in accordance with Statement of Financial Accounting Standards No. 158 on December 31, 2007. As discussed in Note 15, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vought Aircraft Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 12, 2009

Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
(dollars in millions, except par value per share)

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$86.7	$75.6
Trade and other receivables	138.6	81.4
Inventories	444.4	362.8
Other current assets	4.7	6.4

Total current assets	674.4	526.2

Property, plant and equipment, net	484.3	507.0
Goodwill	527.7	527.7
Identifiable intangible assets, net	27.2	40.1
Debt origination costs, net and other assets	14.0	11.5
Investment in joint venture	—	8.4

Total assets	$1,727.6	$1,620.9

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$177.0	$178.7
Accrued and other liabilities	63.7	74.1
Accrued payroll and employee benefits	48.7	48.2
Accrued post-retirement benefits-current	42.0	47.2
Accrued pension-current	0.3	0.7
Current portion of long-term bank debt	5.9	4.0
Accrued contract liabilities	201.4	230.4

Total current liabilities	539.0	583.3
Long-term liabilities:
Accrued post-retirement benefits	405.3	482.0
Accrued pension	710.7	361.2
Long-term bank debt, net of current portion	594.0	409.0
Long-term bond debt	270.0	270.0
Other non-current liabilities	142.7	181.2

Total liabilities	2,661.7	2,286.7

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,798,382 and 24,768,991 issued and outstanding at December 31, 2008 and 2007, respectively	0.3	0.3
Additional paid-in capital	420.5	417.4
Shares held in rabbi trust	(1.6)	(1.6)
Accumulated deficit	(501.3)	(595.0)
Accumulated other comprehensive loss	(852.0)	(486.9)

Total stockholders’ equity (deficit)	$(934.1)	$(665.8)

Total liabilities and stockholders’ equity (deficit)	$1,727.6	$1,620.9

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
($ in millions)

	Years Ended
	December 31,
	2008	2007	2006
Revenue	$1,796.6	$1,625.5	$1,550.9

Costs and expenses
Cost of sales	1,493.4	1,269.3	1,274.2
Selling, general and administrative expenses	194.6	246.7	236.0
Impairment charge	—	—	9.0

Total costs and expenses	1,688.0	1,516.0	1,519.2

Operating income (loss)	108.6	109.5	31.7

Other income (expense)
Interest income	4.4	3.6	1.4
Other income (loss)	48.7	(0.1)	(0.5)
Equity in loss of joint venture	(0.6)	(4.0)	(6.7)
Interest expense	(67.2)	(62.6)	(64.5)

Income (loss) before income taxes	93.9	46.4	(38.6)
Income tax expense (benefit)	0.2	0.1	(1.9)

Net income (loss)	$93.7	$46.3	$(36.7)

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
($ in millions)

						Accumulated	Total
		Additional	Rabbi Trust		Accumulated	Other	Stockholders’
	Common	Paid-In	& CMG	Stockholders’	Income	Comprehensive	Equity
	Stock	Capital	Escrow	Loans	(Deficit)	Income (Loss)	(Deficit)
Balance at December 31, 2005	$0.3	$411.4	$(1.6)	$(1.1)	$(604.6)	$(577.4)	$(773.0)

Net loss	$	$	$	$	$(36.7)	$	$(36.7)
Minimum pension liability adjustment	—	—	—	—		112.9	112.9

Comprehensive income (loss)	—	—	—	—	(36.7)	112.9	76.2

Compensation expense from stock awards	—	3.0	—	—	—	—	3.0
Other		0.4		0.1			0.5

Balance at December 31, 2006	$0.3	$414.8	$(1.6)	$(1.0)	$(641.3)	$(464.5)	$(693.3)

Net income	$—	$—	$—	$—	$46.3	$—	$46.3
Minimum pension liability adjustment	—	—	—	—	—	83.0	83.0

Comprehensive income (loss)	—	—	—	—	46.3	83.0	129.3

Adjustment to accumulated other comprehensive income upon adoption of SFAS 158 (Pension)	—	—	—	—	—	(90.8)	(90.8)
Adjustment to accumulated other comprehensive income upon adoption of SFAS 158 (OPEB)	—	—	—	—	—	(14.6)	(14.6)
Compensation expense from stock awards	—	2.8	—	—	—	—	2.8
Repayment of stockholder loans		(0.2)		1.0			0.8

Balance at December 31, 2007	$0.3	$417.4	$(1.6)	$—	$(595.0)	$(486.9)	$(665.8)

Net income	$—	$—	$—	$—	$93.7	$—	$93.7
Amortization of prior service cost	—	—	—	—	—	(8.5)	(8.5)
Amortization of actuarial (gain) loss	—	—	—	—	—	35.7	35.7
Increase in unamortized prior service cost	—	—	—	—	—	42.5	42.5
Increase in unrecognized actuarial loss	—	—	—	—	—	(434.8)	(434.8)

Comprehensive income (loss)	—	—	—	—	93.7	(365.1)	(271.4)

Sale of common stock	—	0.1	—	—	—	—	0.1
Compensation expense from stock awards	—	3.0	—	—	—	—	3.0

Balance at December 31, 2008	$0.3	$420.5	$(1.6)	$—	$(501.3)	$(852.0)	$(934.1)

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
($ in millions)

	December 31,
	2008	2007	2006
Operating activities
Net income (loss)	$93.7	$46.3	$(36.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	66.0	63.7	59.4
Stock compensation (income) expense	1.1	5.2	3.0
Impairment charge	—	—	9.0
Equity in losses of joint venture	0.6	4.0	6.7
(Gain) loss from asset sales	(49.8)	1.9	1.7
Changes in current assets and liabilities:
Trade and other receivables	(57.2)	0.7	8.7
Inventories	(81.6)	(25.0)	2.3
Other current assets	1.7	0.9	0.5
Accounts payable, trade	(1.7)	60.3	(4.5)
Accrued payroll and employee benefits	0.5	0.8	7.2
Accrued and other liabilities	(14.1)	(26.9)	(8.0)
Accrued contract liabilities	(29.0)	(103.3)	117.7
Other assets and liabilities—long-term	(84.7)	5.6	5.8

Net cash provided by (used in) operating activities	(154.5)	34.2	172.8
Investing activities
Capital expenditures	(69.3)	(57.4)	(115.4)
Proceeds from sale of assets	55.1	24.3	12.7
Investment in joint venture	—	(16.5)	—

Net cash used in investing activities	(14.2)	(49.6)	(102.7)
Financing activities
Proceeds from short-term bank debt	153.0	20.0	225.0
Payments on short-term bank debt	(153.0)	(20.0)	(225.0)
Proceeds from long-term bank debt	184.6	—	—
Payments on long-term bank debt	(4.9)	(4.0)	(4.0)
Payments on capital leases	—	(1.3)	(0.7)
Proceeds from governmental grants	—	2.1	17.4
Proceeds from sale of common stock	0.1	—	0.4
Proceeds from repayment of stockholder loans	—	0.8	0.1

Net cash provided by (used in) financing activities	179.8	(2.4)	13.2

Net increase (decrease) in cash and cash equivalents	11.1	(17.8)	83.3
Cash and cash equivalents at beginning of period	75.6	93.4	10.1

Cash and cash equivalents at end of period	$86.7	$75.6	$93.4

See accompanying notes

Vought Aircraft Industries, Inc.
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION
          Organization
          Vought Aircraft Industries, Inc. and its wholly owned subsidiaries are herein referred to as the “We,” “Our,” “Us,” “Company” or “Vought.” We are one of the world’s largest independent suppliers of commercial and military aerostructures. The majority of our products are sold to Boeing, Airbus and Gulfstream, and for military contracts, ultimately to the U.S. Government. The Corporate office is in Irving, Texas and production work is performed at sites in Hawthorne and Brea, California; Everett, Washington; Dallas and Grand Prairie, Texas; North Charleston, South Carolina; Milledgeville, Georgia; Nashville, Tennessee; and Stuart, Florida.
          We were formed when The Carlyle Group purchased us from Northrop Grumman in July 2000. Subsequently, we acquired The Aerostructures Corporation in July 2003. In addition, we formerly participated in a joint venture called Global Aeronautica, LLC with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA. Vought and Alenia each had a 50% stake in the joint venture, which combines 787 program fuselage sections from Alenia and other structures partners and systems from around the world to deliver an integrated product to Boeing. On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing and as a result, recorded a $47.1 million gain on the sale.
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
          Amounts representing contract change orders or claims are only included in revenue when such change orders or claims have been settled with our customer and to the extent that units have been delivered. Additionally, some contracts may contain provisions for revenue sharing, price re-determination, requests for equitable adjustments, change orders or cost and/or performance incentives. Such amounts or incentives are included in contract value when the amounts can be reliably estimated and their realization is reasonably assured.
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
          Trade and Other Receivables
          Trade and other receivables includes amounts billed and currently due from customers, amounts currently due but unbilled, certain estimated contract changes and amounts retained by the customer pending contract completion. Unbilled amounts are usually billed and collected within one year. We continuously monitor collections and payments from our customers. Based upon historical experience and any specific customer collection issues that have been identified, we record a provision for estimated credit losses, as deemed appropriate.
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

          Principles of Consolidation
          The consolidated financial statements include Vought Aircraft Industries, Inc. and its wholly owned subsidiaries, as well as our proportionate share of our investment in Global Aeronautica LLC (“Global”). On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing and as a result, our consolidated financial statements were no longer impacted by Global Aeronautica. Additionally, all significant inter-company accounts and transactions have been eliminated.
          Joint Venture
          We previously accounted for our investment in Global under the equity method of accounting. On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing and as a result, recorded a $47.1 million gain on the sale. As of December 31, 2008, we did not have an investment balance. The investment balance had an asset balance of $8.4 million as of December 31, 2007.
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
          Goodwill is tested for impairment annually, as of the end of the third fiscal quarter, in accordance with the provisions of SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”) (further described in Note 7 — Goodwill and Intangible Assets). Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that we are a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value.
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
          Advance Payments and Progress Payments
          Advance payments and progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities under the Accrued contract liabilities caption. As of December 31, 2008 and 2007, the balance in accrued contract liabilities consisted of the following:

	December 31,	December 31,
	2008	2007
	(in millions)
Advances and progress billings	$187.1	$182.9
Forward loss	6.4	18.3
Other	7.9	29.2

Total accrued contract liabilities	$201.4	$230.4

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
          Options granted prior to and after the date of adoption of SFAS No. 123(R) continue to be amortized using a graded method.
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
          Debt Origination Costs and Discount on Long-Term Debt
          Debt origination costs are amortized using the effective interest rate method. Debt origination costs consisted of the following as of December 31:

	2008	2007
	($ in millions)
Debt origination cost	$27.9	$22.5
Accumulated Amortization	(15.5)	(11.5)

Debt origination cost, net	$12.4	$11.0

          During the fiscal year ended December 31, 2008, we borrowed an additional $200.0 million of term loans pursuant to our existing senior credit facilities. We paid $5.4 million of debt origination costs in association with that borrowing and incurred a $10.0 million original issue discount. The discount is classified as a contra-liability under the Long-term bank debt net of current portion caption on our consolidated balance sheet and is amortized using the effective interest rate method. As of December 31, 2008, the balance of the discount was $8.2 million.
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
          During the fiscal year ended December 31, 2008, we increased our provisions for warranty by $9.5 million. $8.2 million of that increase was attributable a specific warranty issue identified during 2008. The following is a rollforward of amounts accrued for warranty reserves and amounts are included in accrued and other liabilities and other non-current liabilities:

	2008	2007
	($ in millions)
Beginning Balance	$7.2	$6.8
Warranty costs incurred	(0.6)	(0.4)
Provisions for warranties	9.5	0.8

Ending Balance	$16.1	$7.2

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
          Effective January 1, 2007, we adopted FIN 48 Accounting for Uncertainty in Income Taxes (FIN 48), which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We adjust the recorded amount of our deferred tax assets and liabilities for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made. Prior to 2007, we recognized tax contingencies for income tax matters as an adjustment to the recorded amount of net operating losses and related valuation allowance.
          Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. We adopted SFAS No. 157 for our financial assets and liabilities on January 1, 2008 and it has not materially affected our financial statements. The SFAS No. 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2. See Note 13 — Fair Value Measurements for a summary of the assets and liabilities that are measured at fair value as of December 31, 2008.
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
          In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). FSP 132(R)-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.

We are currently evaluating the impact that the adoption of FSP 132(R)-1 will have on our disclosures related to our pension plan assets.
3. RESTRUCTURING
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

Accrued Restructuring
Reserve Perry Site
($ in millions)
Balance January 1, 2006	$5.7
Cash expenditures	(2.2)

Balance December 31, 2006	3.5

Cash expenditures	(1.9)
Amounts recorded to net income	(1.6)

Balance December 31, 2007	$—

4. TRADE AND OTHER RECEIVABLES
          Trade and other receivables consisted of the following at December 31:

	2008	2007
	($ in millions)

Due from customers, long-term contracts:
Billed	$83.4	$65.5
Unbilled	53.4	11.2

Total due, long-term contracts	136.8	76.7

Trade and other accounts receivable:
Billed	1.5	1.3
Other Receivables	0.3	3.4

Total trade and other receivables	$138.6	$81.4

          We have determined that an allowance for doubtful accounts was unwarranted as of December 31, 2008 and 2007 due to our historical collection experience. The amounts of trade and other receivables write-offs have been minimal in the past. This is primarily due to the nature of our sales to a limited number of customers and to the credit strength of our customer base (Boeing, Airbus, Gulfstream, Lockheed Martin, Sikorsky, USAF etc.).
          The increase in our trade and other receivables balance from 2007 to 2008 primarily relates to an increase in non-recurring sales for our 747-8 program.

5. INVENTORIES
          As discussed in Note 2 “Inventories”, we include in inventory, all direct production costs, manufacturing and engineering overhead, production tooling costs, and certain general and administrative expenses. In 2006, we determined that costs related to information technology, which were previously classified as general and administrative expenses, should be classified within manufacturing and engineering overhead because information and technology directly supports those activities. At December 31, 2008 and 2007, general and administrative expenses included in inventories were approximately $31.6 million and $34.1 million, respectively.
          Inventories consisted of the following at December 31:

	2008	2007
	(in millions)
Production costs of contracts in process	$998.1	$727.7
Finished goods	2.9	2.0
Less: unliquidated progress payments	(556.6)	(366.9)

Total inventories	$444.4	$362.8

          During the fiscal year ended December 31, 2008, we released purchase accounting reserves of $22.6 million for the Boeing 747 program to reflect the scheduled completion of the deliveries for the 747-400 model. They were released from inventory and accrued contract liabilities to income through the Cost of Sales caption in our Consolidated Statement of Operations, increasing our reported income for the period. Additionally, we accelerated the useful life of an intangible asset associated with the 747 program for the same reason. Refer to Note 7 — Goodwill and Intangible Assets for disclosure of the impact of the change in useful life.
          During the fiscal year ended December 31, 2008, we corrected for approximately $5.0 million of costs which had been inappropriately included in our December 31, 2007 inventory balance related to commercial programs. This resulted in an additional $5.0 million recorded to cost of sales during the fiscal year ended December 31, 2008.
          According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts. The total net inventory on government contracts was $62.4 million and $51.1 million at December 31, 2008 and 2007, respectively.
          As of December 31, 2008, we have an inventory balance for the 787 program of $132.6 million, net of unliquidated progress payments of $312.8 million. We continue to negotiate with Boeing regarding the settlement of certain contractual matters related to the 787 program including the recovery of compensation for items reflected in this inventory balance including program delays and engineering changes as provided for under our contract with Boeing. If we are unable to reach an agreement with Boeing that includes compensation for our costs incurred to date our financial position and results of operations could be materially impacted.
6. PROPERTY, PLANT AND EQUIPMENT
          Major categories of property, plant and equipment, including their depreciable lives, consisted of the following at December 31:

	2008	2007	Lives
	($ in millions)
Land and land improvements	$20.9	$20.9	12 years
Buildings	62.8	109.1	12 to 39 years
Machinery and other equipment	623.9	595.6	4 to 18 years
Capitalized software	53.4	52.8	3 years
Leasehold improvements	114.4	111.6	7 years or life of lease
Assets under construction	78.9	53.3
Less: accumulated depreciation and amortization	(470.0)	(436.3)

Net property, plant and equipment	$484.3	$507.0

          During the fiscal year ended December 31, 2008, we determined that certain contractual obligations related to the portion of the Hawthorne facility, which we have vacated, were completed and we recognized $44.0 million of the deferred income balance. We also wrote off the related fixed assets for this facility of $42.4 million resulting in a $1.6 million gain that is recorded in our Consolidated Statement of Operations. The change in the cost balance of our buildings from December 31, 2008 to December 31, 2007 primarily relates to that write off.
          The increase in our assets under construction balance from 2007 to 2008 primarily relates to the installation of new machinery and other equipment for our 747-8 program.
          During the fiscal year ended December 31, 2006, we recorded an impairment charge of $9.0 million for fixed assets that were acquired as part of our site consolidation initiative.
7. GOODWILL AND INTANGIBLE ASSETS
          Goodwill is tested for impairment, at least annually, in accordance with the provisions of SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. Furthermore, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. We have concluded that we are a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Therefore, since we have an accumulated deficit, we have negative carrying value as of December 31, 2008 and 2007.
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
          A low and high valuation range was calculated using each of the three aforementioned methodologies. In addition, the overall average value was calculated for the low and high ranges from all three valuation methods. This mean of the average low and high ranges of the fair value was used as the enterprise fair value for our testing and was compared to the carrying value of the Company represented by the net book value pursuant to the requirements of SFAS 142 Goodwill and Other Intangible Assets. The three methodologies were all evenly weighted in this calculation since the Company relied on them all equally. The enterprise fair value was greater than the negative carrying amount and no impairment of goodwill or intangible assets was recognized in 2008, 2007 or 2006. We note that the results of any of the three of the valuation methodologies considered separately would have resulted in the same conclusion, that no impairment was necessary.
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

          The following table provides a rollforward of our goodwill and intangible assets from December 31, 2007 to December 31, 2008:

	2007	Additions	2008
		(in millions)
Contracts and programs	$137.3	$—	$137.3
Accumulated amortization	(97.2)	(12.9)	(110.1)

Total identifiable intangible assets	$40.1	$(12.9)	$27.2

Goodwill	$527.7	$—	$527.7

          During the fiscal year ended December 31, 2008, we made a change to the estimated useful life of an intangible asset associated with our 747 program to reflect a change in the estimated period during which the remaining deliveries of the 747-400 model would be made. This change in estimate resulted in an additional $1.2 million recorded to selling, general and administrative expenses. Including this change, scheduled remaining amortization of identifiable intangible assets is as follows:

($ in millions)
2009	$6.8
2010	4.8
2011	2.1
2012	2.1
2013	2.1
Thereafter	9.3

$27.2

8. INVESTMENT IN JOINT VENTURE
          In April 2005, Vought Aircraft Industries entered into a joint venture agreement with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA to form a Limited Liability Company called Global Aeronautica, LLC. Vought and Alenia had a 50% stake in the joint venture. Global Aeronautica, LLC integrates major components of the fuselage and performs related testing activities for the Boeing 787 Program.
          On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing for $55 million in cash and as a result, recorded a $47.1 million gain on the sale during the fiscal year ended December 31, 2008. This gain is reflected in other income (loss) in our Consolidated Statement of Operations. In future periods, our results of operations will not be impacted by this joint venture.
          The following table includes the activity in our investment in joint venture account balance for the periods ended December 31:

	2008	2007	2006
		($ in millions)
Beginning balance	$8.4	$(4.1)	$2.6
Equity contributions	—	16.5	—
Distributions	—	—	—
Earnings (losses)	(0.6)	(4.0)	(6.7)
Disposal upon sale	(7.8)	—	—

Ending balance	$—	$8.4	$(4.1)

          The following table includes summary financial information for the investment in joint venture as of the period ended December 31:

	2008	2007	2006
		($ in millions)
Current assets	$—	$68.8	$33.2
Current liabilities	—	(15.6)	(10.1)

Working capital	$—	$53.2	$23.1

Noncurrent assets	$—	$106.0	$74.4
Noncurrent liabilities	—	142.3	105.8

Revenues (1)	$5.1	$10.6	$—
Gross profit (1)	1.3	6.5	—
Net income (loss) (1)	$(1.1)	$(7.9)	$(13.4)

(1)	The 2008 amounts reflected represent the total revenue, gross profit and net loss from Global Aeronautica prior to the sale of our equity interest on June 10, 2008.
          We had a $1.5 million and $1.3 million receivable balance from Global Aeronautica as of December 31, 2008 and 2007, respectively.
9. ACCRUED AND OTHER LIABILITIES
          Accrued and other liabilities consisted of the following at December 31:

	2008	2007
	($ in millions)
Workers compensation	$10.5	$11.0
Group medical insurance	9.0	11.0
Property taxes	7.2	6.1
Accrued rent in-kind	6.8	14.0
Interest	10.0	15.6
Other	20.2	16.4

Total accrued and other liabilities	$63.7	$74.1

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

          As of December 31, 2008, the future minimum payments required under all operating leases are summarized as follows:

Operating
Leases
($ in millions)
2009	$21.7
2010	19.6
2011	13.3
2012	7.5
2013	5.3
Thereafter	9.5

Total	76.9
Less: sublease income	0.2

Total	$76.7

          Rental expense was approximately $27.3 million net of sublease income of $0.2 million in 2008, $26.6 million, net of sublease income of $0.2 million in 2007 and $22.7 million, net of sublease income of $0.2 million in 2006.
          As of December 31, 2008, we do not have any significant capital lease obligations.
          During 2007, we entered into a sale and leaseback transaction for equipment at our Nashville facility. The sales price for the transaction was $15.9 million. We have no future financial commitments or obligations other than the future lease payments under the lease agreement. The lease expires on May 31, 2012. As of December 31, 2008, the minimum payments for the next five years for this lease are as follows:

Sale and
Leaseback
Payments
($ in millions)
2009	$3.4
2010	3.4
2011	3.4
2012	1.4

Total	11.6

11. OTHER NON-CURRENT LIABILITIES
          Other non-current liabilities consisted of the following at December 31:

	2008	2007
	(in millions)
Deferred income from the sale of Hawthorne facility (a)	$11.6	$52.6
State of South Carolina grant monies (b)	61.0	66.7
State of Texas grant monies	35.0	35.0
Deferred worker’s compensation	14.9	15.6
Accrued warranties	15.6	6.6
Other	4.6	4.7

Total other non-current liabilities	$142.7	$181.2

(a)	In July 2005, we sold our Hawthorne facility and concurrently signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five-year renewal options. Due to certain contractual obligations, which required our continuing involvement in the facility, this transaction was initially recorded as a financing transaction and not as a sale. The cash received in July 2005 of $52.6 million was recorded as a deferred liability on our balance sheet in other non-current liabilities.

During the fiscal year ended December 31, 2008, we increased the deferred liability balance for a $3.0 million refund from escrow. Additionally, we determined that certain contractual obligations related to the portion of the facility, which we have vacated, were completed and we recognized $44.0 million of the deferred income balance. We also wrote off the related fixed assets for this facility resulting in a $1.6 million gain that is recorded in our Consolidated Statement of Operations. The remaining $11.6 million liability balance relating to the portion of the Hawthorne facility that we currently lease will remain on our balance sheet until the related contractual obligations are fulfilled or the obligations expire.

(b)	With the activation of the South Carolina plant in June 2006, we began recognizing a portion of the State of South Carolina grant monies as a reduction of depreciation expense, which amounted to $3.3 million and $3.2 million for the 2008 and 2007 periods, respectively. The grant monies will reduce our depreciation expense over the 15 year life of the lease of the land for the South Carolina plant. Additionally, during the fiscal year ended December 31, 2008, we made a required distribution of state grant proceeds of $2.4 million to our former joint venture, Global Aeronautica. See Note 8 — Investment in Joint Venture.
12. LONG-TERM DEBT
          Borrowings under long-term arrangements consisted of the following at December 31:

	2008	2007
	(in millions)
Term loan B	$409.0	$413.0
Incremental facility	190.9	—
Senior notes	270.0	270.0

Total long-term bank and bond debt	$869.9	$683.0

          On July 2, 2003, we issued $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. We may redeem the notes in full or in part by paying premiums specified in the indenture governing our outstanding Senior Notes. The notes are senior unsecured obligations guaranteed by all of our existing and future domestic subsidiaries. The fair value of our Senior Notes was approximately $183.6 million and $259.2 million as of December 31, 2008 and 2007, respectively, based on quoted market prices.
          On December 22, 2004, Vought completed the syndication of a $650 million senior credit facility (“Credit Facility”) pursuant to the terms and conditions of a Credit Agreement dated December 22, 2004 (“Credit Agreement”). The Credit Facility is comprised of a $150 million six-year revolving credit facility (“Revolver”), a $75 million synthetic letter of credit facility and a $425 million seven-year term loan B (“Term Loan”). The proceeds were used to refinance our previous credit facility and for general corporate purposes, including investment in the Boeing 787 program and the execution of the manufacturing facility consolidation and modernization plan. The Credit Facility is guaranteed by each of our domestic subsidiaries and secured by a first priority security interest in most of our assets.
          The initial pricing of any drawn portion of the Revolver was LIBOR plus a spread of 250 basis points, and the pricing of the Term Loan was LIBOR plus a spread of 250 basis points, in each case subject to a leverage-based pricing grid. The initial pricing for the Letter of Credit Facility was 260 basis points on the full deposit amount. The Term Loan amortizes at $1 million per quarter with a bullet payment at the maturity date of December 22, 2011. Under the Credit Agreement, we had the option to solicit from existing or new lenders up to $200 million in additional term loans subject to substantially the same terms and conditions as the outstanding loan though pricing was subject to negotiation at that time. Additionally, as of December 31, 2008, we had the option to convert up to $25 million of the Letter of Credit Facility to outstanding term loans, which would also be subject to the same terms and conditions as the outstanding Term Loans made as of December 2004.

          On May 6, 2008, we exercised our option under the Credit Agreement and borrowed an additional $200.0 million of term loans pursuant to our existing senior credit facilities (“Incremental Facility”). We received proceeds of approximately $184.6 million from the Incremental Facility net of a $10.0 million original issue discount and $5.4 million of debt origination costs, to be used for general corporate purposes.
          After the incurrence of the indebtedness under the Incremental Facility, $608.1 million was outstanding as of December 31, 2008 under our senior credit facilities excluding $8.2 million of unamortized original issue discount associated with the Incremental Facility. The interest rates per annum applicable to the Incremental Facility are, at our option, the ABR or Eurodollar Base Rate plus, in each case, an applicable margin equal to 3.00% for ABR loans and 4.00% for Eurodollar Base Rate loans, subject to a Eurodollar Base Rate floor of 3.50%. Our effective interest rate on the Incremental Facility for the year ended December 31, 2008 was 10.3%.
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
          Our total outstanding long-term debt as of December 31, 2008 was approximately $878.1 million, which included $608.1 million incurred under our senior credit facilities and $270.0 million of Senior Notes. The $599.9 million balance under our senior credit facilities reflected on the Consolidated Balance Sheet is net of $8.2 million of unamortized original issue discount associated with the Incremental Facility. In addition, we had $49.7 million in outstanding letters of credit under the $75 million synthetic facility. We are obligated to pay an annual commitment fee on the unused Revolver of 0.5% or less dependent upon the leverage ratio. The interest rate on the Term Loan at December 31, 2008 was 3.94%, while the interest rate paid on the Letter of Credit is fixed at 2.6%.
          On January 31, 2009, we exercised our option to convert $25 million of our Letter of Credit Facility to an outstanding term loan. The terms and conditions of this term loan are substantially the same terms as the December 2004 term loan. Also, as a result of this additional term loan, our limit under the synthetic letter of credit facility is now $50 million.
          Although we periodically used the Revolver during 2008 to meet working capital requirements, as of December 31, 2008, we had no borrowings outstanding. However, as of March 12, 2009, we had outstanding borrowings of $135.0 million on our revolver.
          We collateralized all of our credit facility obligations by granting to the collateral agent, for the benefit of collateralized parties, a first priority lien on certain of our assets, including a pledge of all of the capital stock of each of our domestic subsidiaries and 65% of all of the capital stock of each of our foreign subsidiaries, if created in future years.
          The Credit Facility requires us to maintain and report quarterly debt covenant ratios defined in the senior credit agreement, including financial covenants relating to interest coverage ratio, leverage ratio and maximum consolidated capital expenditures. As of December 31, 2008, we were in compliance with the covenants in the indenture governing our notes and senior credit facilities.
          Interest expense for both the Credit Facility and $270 million Senior Notes was $61.4 million, $59.5 million and $61.4 million for the years ended December 31, 2008, 2007, and 2006, respectively. Capitalized debt origination costs of $12.4 million, net for the period December 31, 2008, are being amortized over the terms of the related bond debt, Term Loan, Incremental Facility and Revolver. Amortization of debt origination costs was $5.8 million for the year ended December 31, 2008 and $3.1 million for the years ended December 31, 2007 and 2006. Scheduled maturities of debt are as follows at December 31, 2008:

Year ended December 31:	(in millions)
2009	$5.9
2010	5.9
2011	866.3

Total	$878.1

          We believe that cash flow from operations, cash and cash equivalents on hand and funds available under the revolving portion of our credit facility will provide adequate funds for our ongoing working capital expenditures, pension contributions and near term debt service obligations allowing us to meet our current contractual commitments for at least the next twelve months. However, we expect to need additional funding from the customer or other third party sources to participate in the 787 program including future derivatives or other 787 contract modifications requested by Boeing.
13. FAIR VALUE MEASUREMENTS
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
          As of December 31, 2008, we had $86.4 million of short term investments, primarily money market funds, reflected in our cash and cash equivalents balance on our Consolidated Balance Sheet. The fair value determination of this asset involves level 1inputs.
          Our deferred compensation liability to former executives is based on the most recently obtained fair value of our common stock. As of December 31, 2007, the fair value determination of the $3.8 million deferred compensation liability involved level 3 inputs. During 2008, we recorded a $1.9 million reduction in the deferred compensation liability balance due to unrealized losses related to the fair value of our common stock. As a result, the deferred compensation liability was $1.9 million as of December 31, 2008.
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
          We also sponsor defined contribution savings plans for several employee groups. We make contributions for non-represented participants in these plans based on a matching of employee contributions up to 4% of eligible compensation, for the majority of our non-represented employees. We also make additional contributions of at least 3% of eligible compensation for certain employee groups who are not eligible to participate in or accrue additional service under the defined benefit pension plans.
          In addition to our defined benefit pension plans and defined contribution savings plan, we provide certain healthcare and life insurance benefits for eligible retired employees. Such benefits are unfunded as of December 31, 2008. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.

          In accordance with SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) we initially recognized the funded status of our benefit obligation in its statement of financial position as of December 31, 2007. This funded status was remeasured for some plans as of March 31, 2008 due to plan amendments and for all plans as of December 31, 2008, our annual remeasurement date. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) of the plan. In order to recognize the funded status, we determined the fair value of the plan assets. The majority of our plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments as of December 31, 2008 based on our evaluation of data from fund managers and comparable market data.
          The unrecognized amounts recorded in accumulated other comprehensive loss will be subsequently recognized as net periodic benefit plan cost consistent with our historical accounting policy for amortizing those amounts. Included in accumulated other comprehensive loss at December 31, 2008 are the following amounts that have not yet been recognized in net periodic benefit plan cost: unrecognized prior service costs of $(27.7) million and unrecognized actuarial losses of $879.7 million. Prior service costs and actuarial losses expected to be recognized in net periodic benefit plan cost during 2009 are $(10.5) million and $41.4 million, respectively.

Benefit Plan Obligations and Assets
          The following table sets forth the benefit plan obligations, assets, funded status and amounts recorded in the consolidated balance sheet for our defined benefit pension and retiree healthcare and life insurance plans. Pension plan assets consist primarily of equity securities, fixed income securities, private equity funds, infrastructure funds and real estate funds. Pension benefit data includes the qualified plans as well as an unfunded nonqualified plan that provides benefits to directors, officers and employees either beyond those provided by, or payable under, our main plans. All of the defined benefit pension plans had obligations that exceeded the fair value of their assets. We use December 31 as our measurement date.

	Pension Benefits		Other Post-retirement Benefits
	Years Ended		Years Ended
	December 31,		December 31,
	2008	2007	2008	2007
		($ in millions)

Change in projected benefit obligation:
Beginning balance	$1,813.9	$1,771.4	$529.2	$580.6
Service cost	18.1	19.7	4.7	5.4
Interest cost	111.8	105.0	27.8	31.8
Contributions by plan participants	—	—	5.8	7.1
Actuarial (gains) and losses	24.5	(21.7)	(32.1)	(9.8)
Benefits paid	(120.3)	(119.3)	(44.8)	(53.7)
Plan amendments	0.8	71.7	(43.3)	(32.2)
Curtailments/Settlements	(0.4)	(12.9)	—	—
Special termination benefits	0.1	—	—	—

Projected Benefit obligation at end of period	$1,848.5	$1,813.9	$447.3	$529.2

Accumulated Benefit Obligation at end of Year	$1,792.2	$1,755.1	$447.3	$529.2

Assumptions used to determine Benefit Obligation:
Discount rate	6.27%	6.24%	6.26%	6.07%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Change in fair value of plan assets:
Beginning balance	$1,452.0	$1,434.3	$—	$—
Actual return on assets	(318.7)	84.7	—	—
Contributions by plan participants	—	—	5.8	7.1
Contributions by employer	124.9	65.2	39.0	46.6
Benefits paid	(120.3)	(119.3)	(44.8)	(53.7)
Settlements	(0.4)	(12.9)	—	—
Other	—	—	—	—

Ending balance	$1,137.5	$1,452.0	$—	$—

Reconciliation of amounts recognized to the consolidated balance sheet:
Accrued benefit liability—current	(0.3)	(0.7)	(42.0)	(47.2)
Accrued benefit liability—long-term	(710.7)	(361.2)	(405.3)	(482.0)

Funded status (deficit)	$(711.0)	$(361.9)	$(447.3)	$(529.2)

Unrecognized actuarial loss	821.4	386.8	58.3	93.8
Unamortized prior service cost	74.4	85.5	(102.1)	(79.2)

Accumulated other comprehensive loss	$895.8	$472.3	$(43.8)	$14.6

Net Periodic Benefit Plan Costs
          The components of net periodic benefit costs, including special charges for our post-retirement benefit plans, are shown in the following table:

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
			(in millions)
Components of net periodic benefit cost (income):
Service cost	$18.1	$19.7	$23.9	$4.7	$5.4	$6.0
Interest cost	111.8	105.0	105.8	27.8	31.8	32.9
Expected return on plan assets	(124.0)	(117.5)	(114.3)	—	—	—
Amortization of net (gain) loss	32.4	35.6	48.7	3.3	4.8	6.9
Amortization of prior service cost	11.9	6.0	4.1	(20.4)	(10.8)	(9.2)
Prior service cost recognized — curtailment	—	2.1	0.2	—	—	(8.5)
Special termination benefits	0.1	—	0.9	—	—	0.7
Plan settlement or curtailment (gain)/loss	0.2	6.5	(4.1)	—	—	(3.1)

Net periodic benefit cost	$50.5	$57.4	$65.2	$15.4	$31.2	$25.7

Defined contribution plans cost	$19.2	$7.1	$6.4	$—	$—	$—

Assumptions Used to Determine Net Periodic Benefit Costs:
Weighted Average Discount Rate for Year	6.27%	6.07%	5.96%	6.14%	5.91%	5.73%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increases	4.00%	4.00%	4.00%	N/A	N/A	N/A
          We periodically experience events or make changes to our benefit plans that result in special charges. Some require remeasurements. The following summarizes the key events whose effects on our net periodic benefit cost and obligations are included in the tables above:
•	The termination of our February 2004 site consolidation plan in April 2006 reduced our benefit obligations by $5.9 million.

•	The reduction in-force initiative in 2006 increased our pension and other post-retirement benefit obligations by $4.9 million.

•	The discontinuation of Post 65 medical benefits for certain retirees announced October 2005 reduced our other post-retirement benefit obligation by $86.8 million.

•	Pension settlement charges of $6.5 million have been recognized in 2007 relating to lump sum payments made under provisions of our non-qualified (“excess”) pension plan.

•	On September 30, 2007 our largest union-represented group of production and maintenance employees ratified the terms of a new three-year collective bargaining agreement. The new agreement provided for certain benefit changes, including a freeze in pension benefit accruals for employees who, as of December 31, 2007, had less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any bargaining unit employees hired on or after October 1, 2007, receive a new defined contribution benefit. As a result of these changes, a curtailment charge of $2.1 million was recognized as part of 2007 net periodic pension benefit cost. The agreement also provides for certain modifications to the retiree medical benefits for bargaining unit retirees and eliminates retiree medical coverage for any bargaining unit employees hired after October 1, 2007.

•	Also in September 2007, we advised affected employees that the previously announced pension freeze affecting employees covered under the Company’s non-represented defined benefit pension plan would not apply to non-represented employees who, as of December 31, 2007, had at least 16 years vesting service under the terms of those plans.

•	The collective changes announced in September 2007 resulted in an estimated $39.0 million increase in the Projected Benefit Obligation and Accumulated Post-retirement Benefit Obligation of the affected plans and an estimated $6.0 million increase in annual pension expense.

•	During February and April of 2008, two of our union represented groups ratified new collective bargaining agreements. Those agreements each provided for certain benefit changes, including a freeze in pension benefit accruals, effective December 31, 2008, for bargaining unit employees who, as of December 31, 2007, had less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any bargaining unit employees hired on or after March 1, 2008 for the first group and April 1, 2008 for the second group, receive a defined contribution benefit. The agreements provided for a one-time retirement incentive program offered to eligible employees during 2008. The agreements also provided for certain modifications to the retiree medical benefits for bargaining unit retirees and eliminated retiree medical coverage for any bargaining unit employees hired on or after January 1, 2008.

•	Also, during 2008, we announced amendments to medical plans for two groups of non-represented retirees. Effective January 1, 2008, medical coverage for participants in those two groups was eliminated at age 65 and replaced with a fixed monthly stipend.

•	The aforementioned 2008 changes led to remeasurement of affected plans’ assets and obligations as of March 31, 2008, which resulted in a $14.9 million increase in unfunded liability for pension plans and a $44.1 million decrease in liability for the OPEB plans remeasured.

•	In late 2008, we announced amendments to the medical plans for certain non-represented retirees at our Nashville facility, effective January 1, 2009, which made changes to the plan design and the contribution methodology that resulted in a reduction to our accumulated post-retirement benefit obligation of $1.2 million.

•	During January of 2009, our IAM represented employees at our Nashville facility ratified a new collective bargaining agreement. That agreement provides for certain benefit changes, including a freeze in pension benefit accruals, effective June 30, 2009, for bargaining unit employees who, as of that date have less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any bargaining unit employees hired on or after September 29, 2008 will receive a defined contribution benefit. The agreement provides for a one-time company paid retirement incentive program offered to eligible employees during 2009 and certain modifications to retiree medical benefits for bargaining unit retirees. These changes will be reflected in a remeasurement of the affected plans’ assets and obligations as of January 31, 2009, which we estimate will decrease our unfunded liability for our pension plans by $1.8 million, decrease our liability for the OPEB plans by $29.0 million and lead to the immediate recognition of $9.5 million of net charges due to a curtailment.

Estimated Future Benefit Payments
     The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The other post-retirement plan benefit payments reflect our portion of the funding. Estimated future benefit payments from plan assets and company funds for the next ten years are as follows:

		Other Post-
	Pension	retirement
	Benefits	Benefits *
	($ in millions)
2009	$126.6	$43.3
2010	127.8	42.6
2011	128.5	42.1
2012	130.2	41.2
2013	131.5	40.3
2014-2018	678.7	190.4

*  Net of expected Medicare Part D subsidies of $2.6 - $2.8 million per year. $2.9 million was received in 2008.
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
          Liability studies are conducted on a regular basis to provide guidance in setting investment goals with an objective to balance risk. In order to balance expected risk and return, allocation targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans’ investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class. Investment guidelines are specified for each investment manager to ensure that the investments made are within parameters for that asset class. Certain investments are not permitted at any time including investment in employer securities and uncovered short sales.
          The actual allocations for the pension assets as of December 31, 2008 and 2007, and target allocations by asset category, are as follows:

	Percentage of Plan
	Assets at
	December 31,		Target
Pension Assets	2008	2007	Allocation
Public Equity Securities	54.2%	53.6%	53% - 61%
Alternate Investment Funds	7.4%	9.8%	2% - 12%
Fixed Income Securities	32.2%	30.9%	28% - 33%
Real Estate Funds	6.2%	5.7%	3% - 7%

Total	100.0%	100.0%

Assumptions and Sensitivities
          The discount rate is determined annually as of each measurement date, based on a review of yield rates associated with long-term, high quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high quality corporate bond yield curve. In 2006, 2007 and 2008, there were interim remeasurements for certain plans. The full year weighted average discount rates for pension and post retirement benefit plans in 2008 are 6.27% and 6.14%, respectively.

          The effect of a 25 basis point change in discount rates as of December 31, 2008 is shown below:

		Other
		Post-retirement
	Pension Benefit	Benefits
	($ in millions)
Increase of 25 basis points
Obligation — December 31, 2008	$(47.5)	$(9.0)
Net periodic expense — 2009	$(4.3)	$(0.3)

Decrease of 25 basis points
Obligation — December 31, 2008	$48.7	$9.1
Net periodic expense — 2009	$4.3	$0.3
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
          A significant factor used in estimating future per capita cost of covered healthcare benefits for our retirees and us is the healthcare cost trend rate assumption. The rate used at December 31, 2008 was 8.0% for 2009 and is assumed to decrease gradually to 4.5% by 2014 and remain at that level thereafter. The effect of a one-percentage point change in the healthcare cost trend rate in each year is shown below:

	Other Post-retirement Benefits
	One Percentage	One Percentage
	Point Increase	Point Decrease
	($ in millions)
Net periodic expense (service and interest cost)	$1.9	$(1.7)
Obligation	$26.8	$(23.1)
Pension Protection Act of 2006
          The Pension Protection Act of 2006 was signed into law on August 17, 2006. The law significantly changed the rules used to determine minimum funding requirements for qualified defined benefit pension plans. The funding target for defined benefit plans contained in the law is 100% of the present value of all benefit liabilities accrued to date. We anticipate that the funded status as of January 1, 2009 will be less than 80%. Certain benefit restrictions will then become effective as of April 1, 2009 for one pension plan.
Pension Plan Funding
          We estimate that our total pension plan contributions in 2009 will be approximately $84.7 million. This amount reflects the effects of the recent pension legislation. No plan assets are expected to be returned to us in 2009.
15. INCOME TAXES
          In accordance with industry practice, we classify state and local income and franchise tax provisions as general and administrative expenses. The total amount of taxes included in general and administrative expense was approximately $(196,000), $947,000 and $422,000 for the years ended December 31, 2008, 2007 and 2006, respectively. State and local income tax included in these totals was approximately $(310,000), $350,000 and $9,500, respectively.

          The provisions for federal income taxes differ from the U.S. statutory rate as follows:

	Years Ended
	December 31,
	2008	2007	2006
Tax at statutory rate	35.0%	35.0%	(35.0%)
Medicare Part D Subsidy	(1.0%)	(3.5%)	(5.6%)
Amount of Refund and Other	0.6%	1.0%	(4.0%)
Change in valuation allowance	(34.6%)	(32.5%)	39.7%

Total	0.0%	0.0%	(4.9%)

The deferred income taxes consisted of the following at December 31:

	2008	2007
	($ in millions)
ASSETS:
Accrued contract liabilities	$5.7	$20.9
Accrued vacation	5.0	4.4
Pension liability	287.1	171.0
Other post retirement benefits	162.6	194.4
Net operating loss carryforwards and credits	205.0	169.4
Other non-deductible expenses	24.1	20.4
Goodwill and intangibles	9.0	—

Deferred tax assets	$698.5	$580.5

LIABILITIES:
Inventory	(37.2)	(13.5)
Goodwill and intangibles	—	(3.8)
Property, plant and equipment	(43.8)	(37.8)
Other	(2.2)	(2.5)

Deferred tax liabilities	$(83.2)	$(57.6)

Net deferred tax assets	615.3	522.9
Valuation allowance	(615.3)	(522.9)

Net deferred tax asset (liability)	$—	$—

          At December 31, 2008, we had the following net operating loss carryforwards for federal income tax purposes:

Balance at
December 31,
Year of Expiration	2008
(in millions)
2011	$2.4
2017	34.0
2018	45.8
2020	10.6
2022	42.5
2024	95.6
2025	219.9
2026	33.4
2028	123.5

Total	$607.7

          We have a tax credit carryforward related to alternative minimum taxes of $0.5 million. This credit is available to offset future regular taxable income and carries forward indefinitely.
          Due to the uncertain nature of the ultimate realization of the deferred tax assets, we have established a valuation allowance against these future benefits and will recognize benefits only as reassessment demonstrates they are more likely than not to be realized. The valuation allowance has been recorded in income and equity (for items of comprehensive loss) as appropriate.
FIN 48 Adoption
          We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Because we were in a cumulative net operating loss position, there was no material impact to our consolidated financial position at the date of adoption. The cumulative effects of applying this interpretation resulted in an unrecognized tax benefit of $3.6 million which caused a reduction of the net operating losses deferred tax asset and a corresponding reduction in the valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2008	2007
	($ in millions)
Beginning balance	$5.5	$3.6
Additions based on tax positions related to the current year	3.4	3.4
Additions for tax positions of prior years	0.2	0.2
Reductions for tax positions of prior years	(0.9)	(1.7)
Settlements	—	—

Ending balance	$8.2	$5.5

          Included in the balance at December 31, 2008 are $8.2 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The resolution of the unrecognized tax position would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in indirect expenses. We have no material amounts of interest and penalties related to unrecognized tax benefits accrued.

          We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of December 31, 2008, we were subject to examination by the Internal Revenue Service in the U.S. federal tax jurisdiction for the 2000-2008 tax years. We are also subject to examination in various state jurisdictions for the 2000-2008 tax years, none of which were individually material. State tax liabilities will be adjusted to account for changes in federal taxable income, as well as any adjustments in subsequent years, as those years are ultimately resolved with the IRS.
16. STOCKHOLDERS’ EQUITY
          As of December 31, 2008, we maintained two stock option plans and one incentive award plan under which we have issued equity-based awards to our employees and our directors.
2001/2003 Stock Option Plans
          During 2001, we adopted the Amended and Restated 2001 Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years, but were subject to accelerated vesting based on the ability to meet company performance targets. The incentive options granted to our employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At December 31, 2008, options granted and outstanding from the 2001 Stock Option Plan to employees and directors amounted to 547,100 shares of which 479,410 are vested and exercisable.
          In connection with the acquisition of Aerostructures in 2003, Vought assumed a similar stock option plan maintained by Aerostructures (the “2003 Stock Option Plan”). Outstanding options granted under that plan, which had been fully vested pursuant prior to the acquisition, were exchanged for 217,266 of Vought stock options. No new options have been granted under the 2003 Stock Option Plan. As of December 31, 2008, all outstanding options under that plan had expired.
          A summary of stock option activity from the 2001 and 2003 Stock Option Plans for the years ended December 31, 2008, 2007 and 2006 follows:

	Year Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise Price		Exercise Price		Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	661,479	$14.57	850,587	$13.59	1,507,129	$13.17
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	(33,225)	$10.00
Forfeited	(114,379)	$10.92	(189,108)	$10.14	(623,317)	$12.47

Outstanding at end of year	547,100	$15.35	661,479	$14.57	850,587	$13.59

Vested or expected to vest	547,100

Exercisable at end of year	479,410	$14.72	589,729	$13.98	767,917	$13.08

Fair value of options granted		$—		$—		$—

Weighted average remaining contractual life		3.3		3.7		4.2

          All stock options exercised during 2006 had no intrinsic value. No stock options were exercised during 2007 or 2008.

          The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	Average	Average	Number of	Average	Average
Range of Exercise	Shares	Term	Exercise Price	Shares	Term	Exercise Price
Price Per Share	Outstanding	(in years)	Per Share	Outstanding	(in years)	Per Share
$9.96-$18.86	416,100	3.0	$10.00	378,160	3.0	$10.00
$18.87-$32.33	131,000	4.2	$32.33	101,250	4.2	$32.33
Shares Held in Rabbi Trust
          A rabbi trust was established in 2000 for key executives. Our stock held in the trust is recorded at historical cost, and the corresponding deferred compensation liability is recorded at the current fair value of our common stock. Common stock held in the rabbi trust is classified in equity as “shares held in rabbi trust.” There were no changes to the share amounts in 2008, 2007 or 2006.
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
SARs
          A summary of SARs activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise Price		Exercise Price		Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	972,750	$10.00	797,270	$10.00	—	$—
Granted	—	$—	259,380	$10.00	797,270	$10.00
Exercised	(21,775)	$10.00	—	$—	—	$—
Forfeited	(42,525)	$10.00	(83,900)	$10.00	—	$—

Outstanding at end of year	908,450	$10.00	972,750	$10.00	797,270	$10.00

Vested or expected to vest (1)	760,003

Exercisable at end of year	630,395	$10.00	435,461	$10.00	199,318	$10.00

Fair value of options granted		$—		$1,227,599		$3,834,869

Weighted average remaining contractual life		7.9		8.9		9.9

(1)	Represents SARs reduced by expected forfeitures
          During the year ended December 31, 2008, the exercise of SARs resulted in the issuance of 9,470 shares of common stock. The total intrinsic value of the SARs exercised was approximately $0.3 million.

          The following table summarizes information about SARs outstanding as of December 31, 2008:

	Shares Outstanding			Shares Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	Average	Average	Number of	Average	Average
Exercise	Shares	Term	Exercise Price	Shares	Term	Exercise Price
Price Per Share	Outstanding	(in years)	Per Share	Outstanding	(in years)	Per Share
$10	908,450	10	$10.00	630,395	10	$10.00
RSUs
          RSUs are awards of stock units that can be converted into common stock. In general, the awards are eligible to vest over a four-year period if certain performance goals are met. No RSUs will vest if the performance goals are not met. Certain awards, granted to the CEO and CFO, vest on the first occurrence of a change in control or a date specified by the agreement.
          A summary of the total RSU activity for years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008		2007		2006
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of year	574,421	$9.12	395,140	$8.79	—	$—
Granted	81,340	$23.12	210,306	$9.68	395,140	$8.79
Exercised	—	$—	—	$—	—	$—
Forfeited	(32,836)	$14.68	(31,025)	$8.79	—	$—

Outstanding at end of year	622,925	$10.65	574,421	$9.12	395,140	$8.79

Vested or expected to vest (1)	549,044

Exercisable at end of year	180,758	$10.61	109,727	$8.96	98,785	$8.79

(1)	Represents RSUs reduced by expected forfeitures
          The following table summarizes information about RSUs outstanding as of December 31, 2008:

	Shares Outstanding			Shares Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	Average	Average	Number of	Average	Average
Exercise	Shares	Term	Exercise Price	Shares	Term	Exercise Price
Price Per Share	Outstanding	(in years)	Per Share	Outstanding	(in years)	Per Share
$8.79	542,021	10	$8.79	157,910	10	$8.79
$11.96	5,000	10	$11.96	1,250	10	$11.96
$23.85	75,904	10	$23.85	21,598	10	$23.85
Restricted Shares
          During 2008 and 2007, we granted 9,432 and 21,854 restricted shares, respectively, to outside directors as compensation for their services. These restricted shares vested during the applicable grant year. The restricted shares were valued at the most recently obtained fair value of our common stock prior to the date of issuance.

Employee Stock Purchase Plan
          We adopted an Employee Stock Purchase Plan in 2000, which provides certain employees and independent directors the opportunity to purchase shares of our stock at its estimated fair value. Certain employee stock purchases were eligible for financing by the Company through stockholder notes. Those notes provided for loan amounts, including interest at 6.09%, to become due after 7 years, or upon specified events occurring. All stockholder notes issued under the plan were extinguished prior to December 31, 2007. During 2006, 10,650 shares were sold to four outside directors for cash at a price of $8.38 per share pursuant to the plan. No shares were issued under the employee stock purchase plan during the 2007. During 2008, 4,190 shares were sold pursuant to the plan to two outside directors for cash at a price of $23.85 per share.
17. STOCK COMPENSATION EXPENSE
          As described in Note 16 — Stockholders’ Equity, we maintain two stock option plans and one incentive award plan under which we have issued equity-based awards to our employees and our directors. In accordance with SFAS 123(R), we recognized total compensation expense for all awards for the years ended December 31, 2008, 2007 and 2006 as follows:

	Year Ended December 31,
	2008	2007	2006
	($ in millions)
Stock Options	$0.0	$0.0	$0.0
Rabbi Trust	(1.9)	2.5	0.0
Stock Appreciation Rights (SARs)	0.7	1.5	1.6
Restricted Stock Units (RSUs)	2.1	1.6	1.4
Restricted Shares	0.2	0.2	—

Stock Compensation Expense, gross	$1.1	$5.8	$3.0

Change in Forfeiture Estimate	—	(0.6)	—

Stock Compensation Expense, net	$1.1	$5.2	$3.0

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
Shares Held in Rabbi Trust
          During the fourth quarter of 2008, we recorded stock compensation expense, included in general and administrative expense, to reflect the impact of a change in the fair value of our common stock. This decrease in value resulted in a decrease to our accrued payroll and employee benefits line item on our balance sheet.

Stock Appreciation Rights (SARs)
          The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model and based on a number of assumptions including expected term, volatility and interest rates. When our SARs were issued in 2006 and 2007, we did not have publicly traded equity and our history was short, so we didn’t have reliable historical data to estimate the expected term effectively. Therefore, in compliance with SAB 107, we used a temporary “simplified method” to estimate our expected term. Based on the guidance of SFAS 123(R), expected volatility was derived from an index of historical volatilities from several companies that conduct business in the aerospace industry. The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option.
          The ranges of assumptions used in our calculations of fair value during 2007 and 2006 were as follows:

	2007	2006
Expected dividend yield	0%	0%
Risk free interest rate	4.7% - 5.0%	4.5% - 5.0%
Expected life of options	6.12 years	6.25 years
Expected volatility	53.5%	54.5%
          No SARs were granted during 2008.
          The fair value of the SARs granted is amortized to expense using a graded method over the vesting period. Our estimated forfeiture rate was 11% as of December 31, 2006 but was adjusted to 26% during the third quarter of 2007. Our estimated forfeiture rate has remained at 26% through the fiscal year ended December 31, 2008. As of December 31, 2008, we have $0.4 million of unrecognized compensation cost related to the nonvested SARs to be amortized over the remaining vesting period.
Restricted Stock Units (“RSUs”)
          The value of each RSU awarded is the same as the fair market value of our common stock at the date of grant in accordance with SFAS 123(R). Because we do not have publicly traded equity, an independent third party valuation firm computes the fair value of our common stock. Our estimated forfeiture rate was 11% as of December 31, 2006 but was adjusted to 26% during the third quarter of 2007. Our estimated forfeiture rate has remained at 26% through the fiscal year ended December 31, 2008. However, no forfeiture rate was used in our calculation of the grants to the CEO and CFO that vest upon the first occurrence of a change in control or a date specified in the agreement, due to our assumption that they will remain employed until the vesting of these awards. As of December 31, 2008, we had $1.9 million of unrecognized compensation cost related to all nonvested RSUs to be amortized over the remaining vesting period.
Restricted Shares
          The restricted shares granted during 2008 and 2007 completely vested during the year. Those shares were valued at the fair value of our common stock at the date of issuance.
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
          We acquired the Nashville, Tennessee facility from Textron Inc. in 1996. In connection with that acquisition, Textron agreed to indemnify up to $60 million against any pre-closing environmental liabilities with regard to claims made within ten years of the date on which the facility was acquired, including with respect to a solid waste landfill located onsite that was closed pursuant to a plan approved by the Tennessee Division of Solid Waste Management. Although that indemnity was originally scheduled to expire in August 2006, we believe that the agreement may continue to provide indemnification for certain pre-closing environmental liabilities incurred beyond that expiration date. While currently there are no pending material environmental claims related to the Nashville, Tennessee facility, there is no assurance that environmental claims will not arise in the future or that we will receive any indemnity from Textron.
          We have an accrual of $3.2 million and $3.8 million for environmental costs at December 31, 2008 and 2007, respectively.
          The following is a roll-forward of amounts accrued for environmental liabilities:

Environmental
Liability
(in millions)
Balance at January 1, 2007	$4.1
Environmental costs incurred	(0.3)

Balance at December 31, 2007	3.8
Environmental costs incurred	(0.6)

Balance at December 31, 2008	$3.2

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

     The following table lists the revenue and trade and other receivables balances at the year end December 31, from our three largest customers:

	Revenue
	2008	2007	2006
	($ in millions)
Airbus	$222.3	$206.2	$161.8
Boeing	998.0	931.4	868.5
Gulfstream	275.7	259.1	248.4

	Trade and Other Receivables
	2008	2007	2006
	($ in millions)
Airbus	$5.6	$5.3	$12.6
Boeing	86.3	36.5	23.5
Gulfstream	22.8	18.3	19.5
     Due to the nature of our work performed related to the 787 program, we regularly begin work or incorporate customer requested changes prior to negotiating pricing terms for the engineering work or the product modifications in question. We have the right under our contract to negotiate pricing and receive equitable adjustment for customer-directed changes. Our financial statements make certain assumptions regarding the receipt of additional revenue or cost reimbursement upon finalizing these pricing terms. An estimated recovery value has been incorporated into our 787 program profitability estimates in applying contract accounting. Our inability to recover these estimated values, among other factors, could result in the recognition of a forward loss on the 787 program which could have a material adverse effect on our results of operations.
     Our risk related to pension and OPEB projected obligations, $2,295.8 million as of December 31, 2008, is also significant. This amount is currently in excess of our plan assets of $1,137.5 million and our total assets of $1,727.6 million. Our benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The current market value of all of these investment categories may be adversely affected by external events and the movements and volatility in the financial markets including such events as the current credit and real estate market conditions. Declines in the market values of our plan assets could expose our total asset balance to significant risk which may cause an increase to future funding requirements.
     Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, we believe that raw material prices will remain stable during 2009 and experience increases that are in line with inflation as the global economy recovers.
     Over the past few years, we have experienced price increases due to increased infrastructure demand in China and Russia. Although, the global economic crisis has lessened that pressure, price increases may resume in 2010 and beyond as economic conditions improve. Additionally, we generally do not employ forward contracts or other financial instruments to hedge commodity price risk.
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
     As of December 31, 2008, approximately 48% of our employees are represented by various labor unions. However, none of the contracts covering our represented employee population are subject to negotiation in 2009.

20. RELATED PARTY TRANSACTIONS
     A management agreement between Vought and its principal stockholder, The Carlyle Group, requires us to pay an annual fee of $2.0 million for various management services. We incurred fees and allowable expenses of $2.0 million in 2008, $2.1 million in 2007 and $2.0 million in 2006.
     Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to long-term contracts. The most recent of these agreements was entered into on December 19, 2007 in connection with the expiration of one of our pre-existing long-term contracts with Wesco, and following a competitive re-procurement of that work package. On September 29, 2006, The Carlyle Group acquired a majority stake in Wesco, and as a result, we are both now under common control of The Carlyle Group through its affiliated funds. In addition, four of our directors, Messrs. Squier, Clare, Palmer and Jumper, also serve on the board of directors of Wesco. The Carlyle Group may indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the years ended December 31, 2008 and 2007 was approximately $26.8 million and $16.9 million, respectively.
     Additionally, as the result of a competitive procurement, in October 2008, we reached an agreement with Wesco to amend one of the existing long-term contracts with Wesco to include hardware requirements for the Global Hawk program through February 2010. The estimated contract value of that award is approximately $2.5 million through that period.
     We also have an ongoing commercial relationship with Gardner Group Ltd (“Gardner Group”), a supplier of metallic aerostructure details, equipment and engine components to the global aviation industry. Gardner Group currently provides aerospace parts to us. The most recent agreement with the Gardner Group was entered into on November 5, 2007. On November 3, 2008, The Carlyle Group acquired a majority equity interest in the Gardner Group, and as a result, the Gardner Group and our company are both now under common control of The Carlyle Group through its affiliated funds. The Carlyle Group may indirectly benefit from their economic interest in Gardner Group from its contractual relationships with us. The total amount paid to Gardner Group pursuant to our contracts with Gardner Group for the year ended December 31, 2008 was $1.9 million.
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

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
December 31, 2008
($ in millions, except par value per share)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$86.6	$0.1	$—	$86.7
Trade and other receivables	131.2	7.4	—	138.6
Intercompany receivable	21.1	8.3	(29.4)	—
Inventories	430.3	14.1	—	444.4
Other current assets	4.2	0.5	—	4.7

Total current assets	673.4	30.4	(29.4)	674.4
Property, plant and equipment, net	476.3	8.0	—	484.3
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	27.2	—	—	27.2
Debt origination costs, net and other assets	12.9	1.1	—	14.0
Investment in affiliated company	76.4	—	(76.4)	—

Total assets	$1,730.2	$103.2	$(105.8)	$1,727.6

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$173.0	$4.0	$—	$177.0
Intercompany payable	8.3	21.1	(29.4)	—
Accrued and other liabilities	63.6	0.1	—	63.7
Accrued payroll and employee benefits	47.1	1.6	—	48.7
Accrued post-retirement benefits-current	42.0	—	—	42.0
Accrued pension-current	0.3	—	—	0.3
Current portion of long-term bank debt	5.9	—	—	5.9
Accrued contract liabilities	201.4	—	—	201.4

Total current liabilities	541.6	26.8	(29.4)	539.0

Long-term liabilities:
Accrued post-retirement benefits	405.3	—	—	405.3
Accrued pension	710.7	—	—	710.7
Long-term bank debt, net of current portion	594.0	—	—	594.0
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	142.7	—	—	142.7

Total liabilities	2,664.3	26.8	(29.4)	2,661.7

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,798,382 issued and outstanding at December 31, 2008	0.3	—	—	0.3
Additional paid-in capital	420.5	80.3	(80.3)	420.5
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Accumulated deficit	(501.3)	(3.9)	3.9	(501.3)
Accumulated other comprehensive loss	(852.0)	—	—	(852.0)

Total stockholders’ equity (deficit)	$(934.1)	$76.4	$(76.4)	$(934.1)

Total liabilities and stockholders’ equity (deficit)	$1,730.2	$103.2	$(105.8)	$1,727.6

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

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Year Ended December 31, 2008
(in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$1,745.8	$72.0	$(21.2)	$1,796.6

Costs and expenses

Cost of sales	1,452.2	62.4	(21.2)	1,493.4

Selling, general and administrative expenses	188.9	5.7	—	194.6

Total costs and expenses	1,641.1	68.1	(21.2)	1,688.0

Operating income	104.7	3.9	—	108.6

Other income (expense)
Interest income	4.4	—	—	4.4
Other income	48.7	—	—	48.7
Equity in loss of joint venture	(0.6)	—	—	(0.6)
Interest expense	(67.2)	—	—	(67.2)
Equity in income (loss) of consolidated subsidiaries	3.9	—	(3.9)	—

Income (loss) before income taxes	93.9	3.9	(3.9)	93.9
Income tax expense	0.2	—	—	0.2

Net income (loss)	$93.7	$3.9	$(3.9)	$93.7

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Year Ended December 31, 2007
(in millions)

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
Year Ended December 31, 2006
(in millions)

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

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Year Ended December 31, 2008
(in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$93.7	$3.9	$(3.9)	$93.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	64.5	1.5	—	66.0
Stock compensation expense	1.1	—	—	1.1
Equity in losses of joint venture	0.6	—	—	0.6
Gain from asset disposals	(49.8)	—	—	(49.8)
Income from investments in consolidated subsidiaries	(3.9)	—	3.9	—
Changes in current assets and liabilities:
Trade and other receivables	(55.9)	(1.3)	—	(57.2)
Intercompany accounts receivable	3.0	(1.0)	(2.0)	—
Inventories	(83.3)	1.7	—	(81.6)
Other current assets	1.7	—	—	1.7
Accounts payable, trade	(1.3)	(0.4)	—	(1.7)
Intercompany accounts payable	1.0	(3.0)	2.0	—
Accrued payroll and employee benefits	(0.1)	0.6	—	0.5
Accrued and other liabilities	(14.0)	(0.1)	—	(14.1)
Accrued contract liabilities	(29.0)	—	—	(29.0)
Other assets and liabilities—long-term	(83.6)	(1.1)	—	(84.7)

Net cash provided by (used in) operating activities	(155.3)	0.8	—	(154.5)
Investing activities
Capital expenditures	(68.1)	(1.2)	—	(69.3)
Proceeds from sale of assets	55.1	—	—	55.1

Net cash provided by (used in) investing activities	(13.0)	(1.2)	—	(14.2)
Financing activities
Proceeds from short-term bank debt	153.0	—	—	153.0
Payments on short-term bank debt	(153.0)	—	—	(153.0)
Proceeds from Incremental Facility	184.6	—	—	184.6
Payments on long-term bank debt	(4.9)	—	—	(4.9)
Proceeds from sale of common stock	0.1	—	—	0.1

Net cash provided by (used in) financing activities	179.8	—	—	179.8

Net increase (decrease) in cash and cash equivalents	11.5	(0.4)	—	11.1
Cash and cash equivalents at beginning of period	75.1	0.5	—	75.6

Cash and cash equivalents at end of period	$86.6	$0.1	$—	$86.7

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Year Ended December 31, 2007
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

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Year Ended December 31, 2006
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(36.7)	$(5.2)	$5.2	$(36.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57.1	2.3	—	59.4
Stock compensation expense	3.0	—	—	3.0
Impairment charge	9.0	—	—	9.0
Equity in losses of joint venture	6.7	—	—	6.7
Loss from asset sales	1.2	0.5	—	1.7
Income from investments in consolidated subsidiaries	5.2	—	(5.2)	—
Changes in current assets and liabilities:
Trade and other receivables	6.4	2.3	—	8.7
Intercompany accounts receivable	(6.0)	(0.4)	6.4	—
Inventories	3.4	(1.1)	—	2.3
Other current assets	0.4	0.1	—	0.5
Accounts payable, trade	(4.1)	(0.4)	—	(4.5)
Intercompany accounts payable	0.4	6.0	(6.4)	—
Accrued payroll and employee benefits	7.2	—	—	7.2
Accrued and other liabilities	(8.1)	0.1	—	(8.0)
Accrued contract liabilities	117.7	—	—	117.7
Other assets and liabilities—long-term	5.9	(0.1)	—	5.8

Net cash provided by operating activities	168.7	4.1	—	172.8
Investing activities
Capital expenditures	(112.9)	(2.5)	—	(115.4)
Proceeds from sale of assets	12.6	0.1	—	12.7

Net cash used in investing activities	(100.3)	(2.4)	—	(102.7)
Financing activities
Proceeds from short-term bank debt	225.0	—	—	225.0
Payments on short-term bank debt	(225.0)	—	—	(225.0)
Payments on long-term bank debt	(4.0)	—	—	(4.0)
Payments on capital leases	0.3	(1.0)	—	(0.7)
Proceeds from sale of common stock	0.4	—	—	0.4
Proceeds from governmental grants	17.4	—	—	17.4
Proceeds from repayment of stockholder loans	0.1	—	—	0.1

Net cash provided by (used in) financing activities	14.2	(1.0)	—	13.2

Net increase in cash and cash equivalents	82.6	0.7	—	83.3
Cash and cash equivalents at beginning of period	9.9	0.2	—	10.1

Cash and cash equivalents at end of period	$92.5	$0.9	$—	$93.4

23. QUARTERLY FINANCIAL INFORMATION, UNAUDITED ($ IN MILLIONS)

	Quarter ended
	December 31,	September 28,	June 29,	March 30,
	2008	2008	2008	2008

2008
Revenues	$413.2	$477.3	$480.7	$425.4
Operating income (loss)	(14.4)	30.3	47.9	44.8
Net income (loss)	$(29.9)	$15.6	$79.3	$28.7

	Quarter ended
	December 31,	September 30,	July 1,	April 1,
	2007	2007	2007	2007

2007
Revenues	$394.9	$422.3	$427.6	$380.7
Operating income (loss)	18.9	14.3	42.1	34.2
Net income (loss)	$3.1	$(2.1)	$26.1	$19.2
     It is our practice to close our books and records based on a thirteen-week quarter, which can lead to different period end dates for comparative purposes. The interim financial information included above is labeled based on that convention. This practice only affects interim periods, as our fiscal years end on December 31.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
     Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation performed, we concluded that our internal control over financial reporting as of December 31, 2008, was effective.
     Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report, which appears on page 93 of Item 9 of this report.
Changes in Internal Control over Financial Reporting
     There have been no changes in internal control over financial reporting during the fourth quarter of 2008, that have materially affected or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Vought Aircraft Industries, Inc.
We have audited Vought Aircraft Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vought Aircraft Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control of Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Vought Aircraft Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vought Aircraft Industries, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 of Vought Aircraft Industries, Inc. and our report dated March 12, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 12, 2009

Changes in Internal Controls
None.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
     Set forth below are the names, ages and positions of our directors and executive officers as of the date of this annual report. Officers are appointed by the Board of Directors until a successor is elected and qualified or until resignation, removal or death. No family relationship exists between any of our directors or executive officers.

Name	Age	Position
Elmer L. Doty	54	President & Chief Executive Officer, Director
Keith B. Howe	51	Vice President & Chief Financial Officer
Stephen A. Davis	55	Vice President, Commercial Aerostructures (CAD)
Kevin P. McGlinchey	43	Vice President, General Counsel & Secretary
Ronald A. Muckley	55	Vice President, Engineering and Materiel
Dennis J. Orzel	54	Vice President, Integrated Aerosystems (IAD)
Joyce E. Romero	50	Vice President, Advanced Aero-Solutions (AAD)
Thomas F. Stubbins	56	Vice President, Human Resources

Worth W. Boisture Jr.	64	Director
Peter J. Clare	43	Director
C. David Cush	49	Director
Allan M. Holt	56	Director
General John P. Jumper (U.S. Air Force Retired)	64	Director
Ian Massey	58	Director
Adam J. Palmer	36	Director
Daniel P. Schrage	64	Director
David L. Squier	63	Director
Samuel R. White	66	Director
     Elmer L. Doty has served as our President and Chief Executive Officer and as a member of our Board of Directors since February 2006. Mr. Doty most recently served as the Vice President & General Manager of BAE Systems (“BAE”) Ground Systems Division, a position he held since July 2005, when BAE acquired United Defense Inc. (“UDI”). Mr. Doty had served in the identical position with UDI since April 2001, with the additional duties of an executive officer of UDI. Prior to that time, he had served in other senior executive positions with UDI and its predecessor company FMC Corporation.
     Keith B. Howe has served as our Vice President and Chief Financial Officer since January 2007. His responsibilities include all financial and business management functions, including creation and implementation of financial strategy, control and accounting policy, treasury, risk management and insurance, budget, and financial and economic planning and analysis. Prior to joining the Company, Mr. Howe served as President and General Manager of the Armament Systems Division of BAE, a position he held since July 2005, when BAE acquired UDI. Mr. Howe had served in a substantially comparable position with UDI since January 2002 and, prior to that time, had served as the unit’s Deputy General Manager from October 1998 to December 2001 and as its Controller from September 1996 to October 1998. Prior to that time, Mr. Howe served in a number of senior financial executive positions with UDI.
     Stephen A. Davis has served as our Vice President, Commercial Aerostructures since January 2008. His responsibilities include all aspects of manufacturing operations and program management for major commercial customers, including manufacturing, marketing, business development and business management. Prior to that, Mr. Davis had served as Vice President, Programs since April 2006 with responsibility for all aspects of program management for both commercial and military customers, including marketing, business development, business management and design engineering. Prior to that, he was General Manager of Boeing Commercial Business, a position he held since December 2005, and had responsibility for leading the Company’s Boeing Commercial Programs. Previously, Mr. Davis was Vice President of Boeing and Gulfstream Commercial Programs and prior to that assignment, in August 2000, he served as part of Northrop Grumman’s Aerostructures business segment as Vice President of Fabrication at the Dallas, Texas site. He joined our company in January 1980 and has held positions of increasing responsibility since that time.

     Kevin P. McGlinchey has served as our Vice President, General Counsel and Secretary since September 2006. His responsibilities include leadership of the legal, internal audit and corporate governance organizations. Mr. McGlinchey has been with Vought and its predecessor company since 1995, when he joined the corporate legal staff of the Northrop Grumman. Since that time, he has held positions of increasing responsibility with the legal departments of Northrop Grumman and later with Vought, serving most recently as Deputy General Counsel and Assistant Corporate Secretary. He is a member of the bar in Texas, Pennsylvania and the District of Columbia.
     Ronald A. Muckley has served as our Vice President, Engineering and Materiel since September 2008. Mr. Muckley joined Vought in January 2008 serving originally as our Vice President of Engineering. His current responsibilities include all aspects of product engineering and management of our strategic approach to suppliers. Prior to joining Vought, Mr. Muckley served as Vice President and General Manager of TRW’s North American Braking and Suspension business since 2001. Prior to that, he served as Director of Engineering and Vice President and General Manager of Safety/Security Electronics at TRW since 1992.
     Dennis J. Orzel has served as our Vice President, Integrated Aerosystems since January 2008. His responsibilities include all aspects of manufacturing operations and program management for military and some commercial customers, including manufacturing, marketing, business development and business management. Prior to that, Mr. Orzel has served as Vice President of Manufacturing Operations since he joined Vought in August 2006. In that role, he oversaw manufacturing operations for Vought including the implementation of Lean Manufacturing and Six Sigma as core strategies in driving operational improvements. Prior to joining Vought, Mr. Orzel served since March 2003 as Vice President for Operations and Distribution for the Transportation Division of Exide Technologies Corporation, where he was responsible for production planning, manufacturing, distribution, transportation and logistics. At Exide, he led efforts to restructure the operational footprint, reduce finished goods inventory and increase plant productivity through the utilizations of lean tools and methodologies. Prior to that, Mr. Orzel was the General Manager of the Turbine Module Center at Pratt and Whitney Aircraft Division of United Technologies.
     Joyce E. Romero has served as our Vice President, Advanced Aero-Solutions since October 2007. Her responsibilities include all aspects of manufacturing operations and program management for the Boeing 787 program. Ms. Romero joined Vought from Boeing Commercial Airplanes, where she had served as director of 787 North American Supply Chain Integration since June 2007. Prior to that, Ms. Romero was President of Boeing Canada Operations Ltd. and General Manager of Boeing Winnipeg since 2006. As General Manager, Ms. Romero led a production site responsible for more than 1,000 composite parts and assemblies for Boeing 737, 747, 767, 777 and 787 aircraft. The Winnipeg site is the largest aerospace composite manufacturer in Canada and the country’s third largest aerospace facility. Before assuming the position in Winnipeg, Ms. Romero was Director of Boeing’s Salt Lake City components manufacturing site since 2005, where she was responsible for manufacturing operations, including fabrication and assembly of parts for airplane production as well as out-of-production spares for Commercial Aviation Services. Prior to that, Ms Romero spent more than 15 years supporting Boeing military programs, including spares acquisition and component repair for the C-17 Globemaster III and B-1B Lancer aircraft, managing the Operational Support Center, the AOG (Aircraft on Ground) organization, and operation of the Product Support Warehouse and Distribution system.
     Thomas F. Stubbins has served as our Vice President, Human Resources and has led the Human Resources organization since April 2004. His responsibilities include oversight of human resources strategy and policies including benefits design, compensation, succession planning and organizational development. Previously, Mr. Stubbins served as the Company’s Director of Human Resources and Administration since 2000. He has been with Vought and its predecessor companies since 1980 serving positions of increasing responsibility in the Human Resources and Administration organization.
     Worth W. Boisture, Jr. has served as a member of our Board of Directors since November 2008. Since 2006, Mr. Boisture has served as President of Intrepid Aviation. Previously, Mr. Boisture had served as President of NetJets from 2003 to 2006 and, prior to that time, had served from 1994 to 2003 in several senior capacities with General Dynamics including as President of Gulfstream Aerospace and Executive Vice President — Aerospace of General Dynamics.
     Peter J. Clare has served as a member of our Board of Directors since February 2005. Mr. Clare is currently a Partner and Managing Director of Carlyle, as well as head of Carlyle’s Global Aerospace/Defense/Government Services group. Mr. Clare has been with Carlyle since 1992 and currently serves on the boards of directors of ARINC, Wesco Holdings, Inc., Booz Allen Hamilton, Inc. and Sequa Corporation.

     C. David Cush has served as a member of our Board of Directors since May 2007. Mr. Cush has a broad background in airline sales, operations and finance. In December 2007, Mr. Cush was appointed President and CEO of Virgin America. Prior to that time, he served as Senior Vice President of Global Sales for American Airlines, responsible for all sales activities worldwide. Previous positions with American include vice president of the company’s St. Louis Hub and vice president of International Planning and Alliances. Mr. Cush also spent approximately two years with Aerolineas Argentinas, where he had been chief operating officer from November 1998 to March 2000.
     Allan M. Holt has served as a member of our Board of Directors since 2000. Mr. Holt has been a Partner and Managing Director of Carlyle since 1991 and he is currently co-head of the U.S. Buyout group focusing on opportunities in the Aerospace/Defense/Government Services, Automotive & Transportation, Consumer, Healthcare, Industrial, Technology and Telecom/Media sectors. Prior to joining Carlyle, Mr. Holt spent three and a half years with Avenir Group, Inc., an investment and advisory group that acquired equity positions in small and medium-sized companies and provided active management support to its acquired companies. He also serves on the boards of directors of Fairchild Imaging, Inc., HD Supply, Sequa Corporation and SS&C Technologies, Inc. as well as on the non-profit boards of directors of The Barker Foundation Endowment Fund, The Hillside Foundation, Inc., The National Children’s Museum and The Smithsonian Air and Space Museum.
     General John P. Jumper (U.S. Air Force Retired) has served as a member of our Board of Directors since June 2006. General Jumper retired from the United States Air Force in 2005 after a distinguished 39-year military career. In his last position as Chief of Staff he served as the senior military officer in the Air Force leading more than 700,000 military, civilian, Air National Guard and Air Force Reserve men and women. As Chief of Staff he was a member of the Joint Chiefs of Staff providing military advice to the Secretary of Defense, the National Security Council and the President. From 2000 to 2001 General Jumper served as Commander, Air Combat Command. During the 1999 war in Kosovo and Serbia he commanded U.S. Air Forces in Europe and Allied Air Forces Central Europe. In earlier assignments he served as Senior Military Assistant to Secretary of Defense Dick Cheney and Secretary Les Aspin. He currently serves on the boards of directors of Goodrich Corporation, TechTeam Global, Jacobs Engineering, SAIC and Somanetics, as well as on the non-profit boards of directors of The American Air Museum in Britain, the VMI Board of Trustees, Air Force Village Charitable Foundation and the George C. Marshall Foundation.
     Ian Massey has served as a member of our Board of Directors since 2001. Mr. Massey has been a qualified management accountant since 1979. In September 2001, Mr. Massey joined Republic Financial Corporation as President of the Aircraft and Portfolio Group and was subsequently promoted to Executive Vice-President in 2004 with added responsibility for the Private Equity Group of the company and Marketing & Communications. From January 1980 to December 1990, Mr. Massey served in a variety of financial positions with British Aerospace in the UK. From January 1991 to February 2001, Mr. Massey was Financial Controller of Airbus Industrie having been appointed by its Supervisory Board in January 1991. Mr. Massey joined the board of directors of Pinnacle Airlines as a director in January 2006.
     Adam J. Palmer has served as a member of our Board of Directors since 2000. Mr. Palmer has been a Partner of Carlyle since 2005, and since 2004 has served as a Managing Director of Carlyle, focused on U.S. buyout opportunities in the aerospace, defense and information technology sectors. Prior to joining Carlyle in 1996, Mr. Palmer was with Lehman Brothers focusing on mergers, acquisitions and financings for defense electronics and information services companies. Mr. Palmer also serves on the boards of directors of Sequa Corporation and Wesco Holdings, Inc.
     Daniel P. Schrage has served as a member of our Board of Directors since June 2006. Dr. Schrage serves as Professor of Aerospace Engineering and Director of the Center for Excellence in Rotorcraft Technology (CERT) and Director of the Center for Aerospace Systems Engineering (CASE) at the Georgia Institute of Technology. Prior to becoming a professor at Georgia Tech, Dr. Schrage was an engineer, manager, and senior executive with the U.S. Army Aviation Systems Command from 1974-1984. During this period he served as the Director for Advanced Systems, Chief of Structures and Aeromechanics, Vibration and Dynamics Engineer and was directly involved with the design, development, and production of all of the Army’s current helicopter systems, including the UH-60 Black Hawk, the AH-64 Apache, CH-47 Chinook, and the OH-58D Kiowa Warrior. Dr. Schrage also served for 11 years as an Army Aviator and commander with combat experience in Southeast Asia. Dr. Schrage serves as the co-director of a small business partnership, Affordable Systems Designs, LLC (ASD).

     David L. Squier has served as a member of our Board of Directors since 2000. In March 2006, Mr. Squier was elected as Chairman of the Board. Mr. Squier has been a consultant and advisor to Carlyle since 2000. He retired from Howmet Corporation in October 2000 where he served as President and Chief Executive Officer since 1992. As Chief Executive Officer, he was responsible for the operations of an organization with more than $1.5 billion in annual sales and some 29 manufacturing facilities in five nations. He is the chairman of the board of directors of United Components, Inc. In addition, Mr. Squier serves on the boards of directors of Sequa Corporation and Wesco Aircraft Hardware Corp. Mr. Squier served on the board of directors of Howmet Corporation from 1987 until his retirement in 2000.
     Samuel R. White has served as a member of our Board of Directors since 2000. Mr. White has been retired since 2000. Formerly, he served as Director of Procurement and International Business Operations for the Boeing Company from 1990 to 2000. In his former position, he oversaw the procurement of major structure end items and assemblies from suppliers throughout the world. He also played an integral role in the development of Boeing Commercial’s global procurement strategy. From 1990 to 2000, Mr. White led the strategic process at Boeing for procurement of all major structures on a global basis.
Committees of the Board of Directors
     We have eleven directors. Each director is elected to serve until a successor is elected.
     Audit committee. Our audit committee is responsible for, among other things, making recommendations concerning the engagement of our independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees, and reviewing the adequacy of our internal accounting controls. The audit committee is comprised of Messrs. Massey, Palmer and White. Mr. Massey serves as the chairman of the audit committee. The audit committee operates pursuant to a charter that was approved by our Board of Directors
     Our board of directors has determined that we have at least one “audit committee financial expert” (as defined in Item 407(d)(5)(ii) of Regulation S-K) serving on our audit committee, and has identified Mr. Massey as that expert.
     Our board of directors also has determined that Mr. Massey is “independent” according to criteria generally consistent with the criteria established by major stock exchanges; however, our capital stock is not listed on any exchange and we are not subject to any particular definition of director independence
     Governance and Nominating Committee. Our governance and nominating committee is responsible for assisting the Board of Directors in selecting new directors, evaluating the overall effectiveness of the Board of Directors, and reviewing developments in corporate governance compliance. The governance and nominating committee is comprised of Messrs. Clare, Cush, Jumper and Schrage.
     Compensation committee. The compensation committee is responsible for determining compensation for our executive officers and administering our equity based compensation plans and other compensation programs. The compensation committee is also charged with establishing, periodically re-evaluating and, where appropriate, adjusting and administering policies concerning compensation of management personnel, including the Chief Executive Officer and all of our other executive officers. The compensation committee is comprised of Messrs. Squier, Clare and Palmer.
     Compensation committee interlocks and insider participation. None of the members of our compensation committee at any time has been one of our executive officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of our Board of Directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or compensation committee.
     We are a closely held corporation, and there is currently no established public trading market for our common stock. The election of members of our board of directors is at the discretion of our controlling stockholders, subject only to the criteria, if any, set forth in our certificate of incorporation and by-laws. In addition, certain of our stockholders have entered into a stockholders’ rights agreement, as further described in Item 13, Certain Relationships and Related Transactions, which among other things relates to voting of their shares in an election of directors. There were no material changes in 2008 to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics
     The audit committee and our Board of Directors have adopted a code of ethics (within the meaning of Item 406(b) of Regulation S-K) that applies to the Board of Directors, Chief Executive Officer, Chief Financial Officer and Controller. Our Board of Directors believes that these individuals must set an exemplary standard of conduct for our company, particularly in the areas of accounting, internal accounting control, auditing and finance. The code of ethics sets forth ethical standards the designated officers must adhere to. The code of ethics is filed as Exhibit 14.1 to this Form 10-K and has been posted to the Company’s website (www.voughtaircraft.com). Information contained on our website is not part of this report and is not incorporated in this report by reference.
Item 11. Executive Compensation
Compensation Discussion and Analysis
     Our company’s named executive officers for the purposes of this report are Elmer L. Doty, our President and CEO, Keith B. Howe, our Vice President and CFO, Stephen A. Davis, our Vice President, Commercial Aerostructures, Joyce E. Romero, our Vice President, Advanced Aero-Solutions and Ronald A. Muckley, our Vice President, Engineering and Materiel. Collectively, these officers are sometimes referred to as the Named Executives. The following discussion summarizes the compensation awarded to the Named Executives during 2008.
     Role of the Compensation Committee. The compensation committee was established for the purpose of overseeing our compensation programs and strategies, management development and succession plans and strategies, and for administering our equity-based compensation plans. With respect to executive compensation, the responsibilities of the compensation committee include:
•	approving the compensation policies and approving all elements of compensation for our executive officers (including base pay, annual incentive compensation, and long-term incentives);

•	administering our equity-based compensation plans;

•	approving goals and objectives relevant to the compensation of our Chief Executive Officer and evaluating our Chief Executive Officer’s performance in light of those objectives; and

•	reviewing our management development and succession planning practices and strategies.
     The compensation committee is supported by our human resources organization, which prepares recommendations regarding executive compensation for the compensation committee’s consideration. Because individual performance plays a significant role in the setting of executive compensation, the compensation committee also receives input from our Chief Executive Officer regarding the performance of those executives reporting to him.
     The compensation committee is comprised of Messrs. Squier (chair), Clare and Palmer. Each of the current members of the compensation committee served on the committee for the entirety of 2008.
     Objectives of the Executive Compensation Program. Performance (as measured by the overall performance of our company and an individual’s contribution to that performance) is the cornerstone of our overall compensation program. We seek to provide pay and benefits that are externally competitive and internally equitable, supportive of the achievement of our business objectives, and reflective of both our company’s performance and the individual executive officer’s contribution to that performance. Our executive compensation program supports this overall compensation philosophy, with an additional focus placed on ensuring the retention of key individuals. More specifically, the goals of our executive compensation programs are to:
•	attract and retain strong business leaders;

•	pay competitively within the aerospace industry for total compensation; and

•	motivate the executive team by linking pay to our company’s performance and the individual executive officer’s contribution to that performance.

     In establishing annual total compensation for the executive officers, the compensation committee reviews base salary, annual incentive compensation, and annual total compensation against executive compensation surveys compiled by PricewaterhouseCoopers, an outside compensation consultant retained directly by the compensation committee for the purpose of providing aggregate pooled survey data and other consulting services to the committee with regard to executive compensation. Surveys used for this purpose reflect the aggregate pooled data regarding compensation levels and practices for individuals holding comparable positions at an array of companies, with annual revenues comparable to ours, in the aerospace industry (when available) as well as durable goods manufacturing, general manufacturing and general industry, which we believe are strongly related to the aerospace industry in each case. Although the compensation committee reviews and considers the aggregate survey data for the purposes of developing an understanding of compensation levels and practices generally, the committee does not benchmark our executive officers’ compensation against a specific group of comparable companies.
     In general, the compensation committee’s philosophy is to provide annual total cash compensation to our executive officers (i.e., base salary and annual incentive compensation) at levels equal to or slightly above market for instances in which our annual and individual performance targets have been achieved. Individual variations from the market reflect differences in an individual officer’s experience, internal equity considerations and/or individual performance. Executive officer compensation is reviewed with respect to these factors on an annual basis, and may be adjusted up or down accordingly in connection with any promotion or significant change in an executive officer’s responsibilities.
     Elements of Executive Compensation. Our executive compensation program is comprised of the following components:
     Annual Compensation
•	Base Salary

•	Annual Incentive Bonus
     Long-term Compensation
•	Equity-Based Awards

•	Other Benefits
Annual Compensation.
     Base Salary. Base salaries for executive officers are determined in relation to a market value established for each executive position. These market values are developed through the use of compensation surveys compiled by PricewaterhouseCoopers, the outside executive compensation consultant retained by the compensation committee, and are based upon data derived from the aerospace industry (when available) as well as durable goods manufacturing, general manufacturing and general industry, adjusted for company size, comparing executives with comparable responsibilities at other companies within these industries. This process has typically resulted in our establishment of base salaries between 85% and 115% of the market rate (at the 50th percentile of the surveyed companies) in recognition of the particular competencies, skills, experience and performance of the particular individual, as well as consideration of the significance of the individual executive’s assigned role as it relates to our business objectives and internal equity considerations. However, individual salaries may be above or below this level due to business or industry trends or other individual factors such as experience, internal equity, and sustained individual performance. Base salaries for executive officers are reviewed on an annual basis and at the time of promotion, hiring, or as necessary as the result of a significant change in responsibilities.

     Annual Incentive Bonus. Incentive bonus compensation is designed to align the compensation of individual executives with the achievement of our company’s specified annual business objectives, and to motivate and reward individual performance in support of those objectives. To that end, the annual bonus awarded to an individual executive is determined by the application of both a business performance factor (BPF) and an individual strategic performance factor (SPF). Performance with respect to the BPF is measured by our company’s performance against one or more predetermined business objectives. BPF objectives are established each year and reflect a significant measure of our company’s performance. Typically, the BPF will be comprised of one or more financial measures that reflect the key areas of focus for the executive team during the upcoming year and that are indicative of the performance that our bonus program seeks to reward. Performance with respect to the SPF is determined based upon a subjective evaluation of the executive’s individual performance including an assessment of the executive’s performance with respect to individual objectives that are established annually and are designed to align the executive’s performance with key objectives of the business within that individual officer’s area of responsibility. An individual officer’s SPF factor is determined as part of the officer’s annual performance evaluation. The rating for each factor in a given year may range from 0 to 2.0, depending upon the degree to which the particular BPF and SPF objectives were met. In order to ensure that our executive officers focus on the achievement of our company’s key performance objectives, a significant portion of their bonuses determined by the achievement of our overall objectives as reflected by the BPF. For 2008, 70% of the annual incentive bonus for each of our executive officers was determined based upon our company’s performance against BPF objectives, with the remaining 30% of the bonus determined by the individual’s performance as reflected in the SPF.
     Annual incentive bonuses are awarded as a percentage of each officer’s annual base salary, with an individual annual bonus target percentage established for each individual executive officer. The program is designed to provide a payout at the target level when the applicable performance objectives are achieved, with either no payout or payout at a reduced level when those objectives are not achieved or are achieved below target level and with a maximum bonus opportunity equal to two-times the amount of the target payout. The target-level and maximum bonus opportunities for each of the Named Executives for 2008 are set forth on the Grants of Plan-Based Awards table. In order to ensure that the bonus amounts are truly reflective of performance during the year, the compensation committee has the discretion to make appropriate adjustments in the application of the BPF to address situations in which the occurrence of unusual events during the course of the year has a significant impact on the application of the BPF and where the BPF would, if unadjusted, fail to accurately reflect company performance.
     In the case of the 2008 incentive bonuses for Messrs. Doty and Howe and Muckley, the BPF was comprised of two Company-level BPF objectives. Specifically, 50% of the 2008 bonus for those executive officers was based upon our company’s ability to meet a pre-determined cash-flow objective, and 20% of the bonus was based upon our company’s ability to meet a pre-determined earnings target. The remaining 30% of the bonus formula was based upon the subjective assessment of their individual performance as reflected in the SPF rating. The specific performance targets established with respect to each of the Company-level BPF measures were designed such that achievement of a BPF factor of 1.0 represented a significant management challenge. Our performance that exceeded this target would be reflected by a BPF factor above 1.0, with the maximum BPF factor of 2.0 designed to reflect a level of performance that the management team would have substantial difficulty achieving. The cash-flow target for 2008 would have been achieved (and a corresponding BPF rating of 1.0 would have been assigned for this measure) if we incurred a cash usage of not more than $200 million in 2008. The earnings target would have been achieved (and a corresponding BPF rating of 1.0 would have been assigned for this measure) if we generated $154 million of EBIT in 2008. As a result of our company’s performance against each of the designated objectives, the BPF for 2008 was determined to be 1.21 with respect to the cash-flow measure and 0 (zero) with respect to the earnings measure. After application of the Company’s performance against the BPF measures, as well as performance measured by their respective SPF ratings, each of Messrs. Doty, Howe and Muckley were awarded bonuses for 2008 equal to their respective annual bonus target.

     The 2008 BPF objective for Mr. Davis was comprised of a combination of the company-level cash-flow and earnings targets described above, as well as separate, division-specific cash flow and earnings targets. Specifically, 10% of Mr. Davis’s bonus was based upon the company’s ability to meet the company-level cash-flow objective described above, and 5% of the bonus was based on the company’s ability to meet the above-described company-level earnings target. In addition, 40% of Mr. Davis’s bonus was based upon the Commercial Aerostructures Division (CAD)’s ability to meet a pre-determined cash-flow objective and 15% of the bonus was based on that division’s ability to meet a pre-determined earnings target. The remaining 30% of Mr. Davis’ bonus was based upon the subjective assessment of his performance as reflected in the SPF rating. The CAD cash-flow target for 2008 would have been achieved (and a corresponding BPF rating of 1.0 would have been assigned for this measure) if the Division incurred a cash usage of not more than $39 million in 2008. The CAD earnings target would have been achieved (and a corresponding BPF rating of 1.0 would have been assigned for this measure) if CAD generated $95 million of EBIT in 2008. As a result of CAD’s performance against each of the designated objectives, the BPF for CAD for 2008 was determined to be 2.0 with respect to the cash-flow measure and 0 (zero) with respect to the earnings measure. After application of the Company’s and Division’s performance against the BPF measures, as well as performance measured by Mr. Davis’ SPF rating, Mr. Davis was awarded a bonus for 2008 equal to approximately 1.37 times his annual bonus target.
     The BPF objective for 2008 for Ms. Romero was based entirely upon the financial performance of the AAD division. Specifically, 70% of Ms. Romero’s bonus was based upon the Division’s ability to meet a pre-determined cash-flow objective. The remaining 30% of Ms. Romero’s bonus was based upon the subjective assessment of her performance as reflected in the SPF rating. Applying the BPF factors in the manner described above, the AAD cash-flow target for 2008 would have been achieved (and a corresponding BPF rating of 1.0 would have been assigned for this measure) if AAD incurred a cash usage of not more than $199 million in 2008. As a result of AAD’s performance against the designated objectives, and after adjustment to eliminate the impact of certain unusual items, the BPF for AAD for 2008 was determined to be 1.0. After application of the Company’s and Division’s performance against the BPF measures, as well as performance measured by Ms. Romero’s SPF rating, Ms. Romero was awarded a bonus for 2008 equal to approximately 1.09 times her annual bonus target.
Long-Term Compensation.
     Equity-Based Awards. Our executive officers are eligible to receive long-term incentives in the form of equity-based awards, including stock options, stock appreciation rights, or SARs, and restricted stock units, or RSUs. These awards are designed to attract, retain and motivate key executive personnel and to align management decision-making with our long-term strategic objectives and long-term performance, thereby aligning executives’ interests with those of our stockholders.
     Each SAR granted allows the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant in shares of our common stock. The compensation committee determines the terms of the SARs granted, including when such rights become exercisable. Each RSU is a contingent right to receive a share of our restricted common stock in the future in accordance with terms and conditions established by the compensation committee. The compensation committee determines the number of RSUs granted to any employee and the conditions under which the RSUs will vest. The compensation committee imposes vesting conditions based on continuous employment and/or the achievement of specific performance goals. RSUs that do not vest are forfeited.

     Equity-based awards are not awarded to executives on an annual basis, but rather have been granted to our executive officers from time to time, when, in the opinion of the compensation committee, existing outstanding awards were insufficient to properly support the objectives of our equity-based award program. To that end, in 2006, we adopted the Vought Aircraft Industries, Inc. 2006 Incentive Award Plan (the ‘‘2006 Incentive Plan’’). In conjunction with the adoption of the 2006 Incentive Plan, during 2006 we awarded to certain executives, including those Named Executives who were serving in their roles during 2006, a combination of SARs and RSUs. In general, those awards were granted at a ratio of approximately 3.5 SARs for every 1 RSU (before taking into consideration then-outstanding equity awards). This ratio was selected in order to ensure that a significant portion of the potential value of the grant was dependent upon an increase in the value of our common stock (reflected by the SARs component), thereby aligning the equity awards with the long-term interest of our shareholders, while a smaller component of the award provided compensation in the form of full-value share grants (the RSU component) to more greatly reward current performance subject to continued performance. In order to provide an appropriate retention incentive, except with respect to RSUs awarded to Mr. Doty and certain RSUs awarded to Mr. Howe as described below in the Outstanding Equity Awards at Fiscal Year End Table, awards of RSUs, whether or not vested, are subject to forfeiture in the event of an employee’s voluntary termination of employment or termination of employment for cause prior to the payment of the shares
     Subsequent to the adoption of the 2006 Incentive Plan, individual equity awards have been made from time to time in conjunction with a particular executive’s hiring, promotion or significant increase in responsibilities, or to reward unique individual performance achievements. This includes awards of RSUs granted to Ms. Romero and Mr. Muckley in early 2008 pursuant to their respective offers of employment, as well as an additional award made to each of those executives in 2008. As is the case with other executive officers generally, these awards were designed, collectively, to provide those executives with a degree of equity participation in the Company consistent with their respective position responsibilities, performance to date, as well as each executive’s potential for contributing to our company’s success. In order to further align these incentives with our near-term financial performance, the RSUs awarded to Ms. Romero and Mr. Muckley in 2008 are scheduled to vest in four equal annual installments, beginning on December 31, 2008 in the event that we achieve certain Adjusted EBIT Margin financial objectives. In the event that these performance objectives are not achieved, the shares associated with that installment will be forfeited. Once vested, such units are eligible to be paid upon the first to occur of: (i) a change in control; (ii) January 2, 2014; or (iii) the participant’s termination of employment due to death or disability
     The financial target for the purpose of vesting SAR and RSU awards that were eligible to vest based on the January 1, 2008 through December 31, 2008 performance period was an Adjusted EBIT Margin of 7%. ‘‘Adjusted EBIT Margin’’ means our consolidated earnings before interest and taxes, as reflected on our consolidated financial statements for 2008, but excluding any non-recurring items, divided by our consolidated gross revenues, excluding non-recurring items. Because our performance for the 2008 performance period exceeded that target, all awards eligible for vesting in 2008 based upon the achievement of that target were vested.
     Awards under our equity plans are typically granted at regularly scheduled meetings of the compensation committee (or, in the case of grants made to directors, regularly scheduled meetings of our Board of Directors), or in conjunction with the hiring of new executives. We do not grant discounted options or SARs; rather, all option and SARs awards are granted with exercise prices at no less than the fair market value of the underlying shares at the time of the grant.
Other Benefits
     In order to assist our executives in fully utilizing the benefits and other compensation made available to them under our executive compensation programs, we currently offer our executive officers, on a taxable basis; reimbursement of amounts expended for financial services, including financial planning and tax preparation. In recognition of the fact that their positions as executive officers may expose our executives to an increased potential for personal liability claims asserted against them, we offer our executive officers supplemental personal liability insurance coverage. Because we believe strongly that the health of our executive team contributes directly to their effectiveness and longevity, we provide our executive officers with a comprehensive annual physical. In order to defray the costs to our executive officers associated with any relocation that may be required in connection with the performance of their assigned duties, we provide relocation assistance, which may include temporary housing, transportation, and reimbursement of other relocation expenses. The costs to us associated with providing all of these benefits to Messrs. Doty, Howe, Davis and Muckley and Ms. Romero in 2008 are reflected in the ‘‘Other’’ column of the following All Other Compensation Table.

     We also provide our executive officers with customary benefits, such as 401(k), medical, dental, life insurance and disability coverage under the same benefit plans and under the same terms and conditions applicable generally to most of our non-represented employees. Like most of our non-represented employees, executive officers that were hired prior to October 10, 2005 also participate in our defined benefit retirement plans, on the same terms and conditions as other non-represented employees. Like other participants in those plans, those executive officers who participated in those plans, but who had attained fewer than 16 years of seniority under the plans as of December 31, 2007, ceased to accrue benefits under the defined benefit plans effective December 31, 2007. Executives participating in our tax-qualified defined benefit retirement plan are also participants in our non-qualified defined benefit plan, which, when combined with benefits payable under the qualified plan, is designed to provide our executives with a benefit that is, in the aggregate, substantially equal to the amounts that would have been payable under the qualified plan in the absence of applicable IRS limits regarding the compensation that may be covered under the qualified plan or the maximum benefits payable under the qualified plan. The accruals of benefits under that non-qualified plan were frozen as of December 31, 2007 for all plan participants, including those executive officers who participated in the plan during 2008. Like most other similarly situated, non-represented employees, executive officers who are not eligible to accrue benefits under our defined benefit plans receive an additional, weekly defined contribution benefit contributed to our Savings and Investment Plan in an amount equal to 3% of eligible compensation in lieu of participation in the defined benefit plans.
Severance Arrangements.
     In order to help secure the focus of certain of our executive officers on their assigned duties, we have entered into employment agreements with each of Messrs. Doty, Howe, Davis and Ms. Romero. These agreements each provide for the payment of severance in the event that such executive’s employment is terminated by us without ‘‘cause’’ or the executive resigns for ‘‘good reason,’’ as those terms are defined in the respective agreements. Each executive’s severance consists of a payment of one year’s base salary and one year’s medical insurance premiums for the executive and his spouse and dependents. Those agreements currently extend through December 31, 2009 in the case of Messrs. Doty and Howe, October 9, 2009 in the case of Ms. Romero and October 31, 2009 in the case of Mr. Davis. Each of these agreements is subject to automatic annual extension for successive one-year periods unless timely notice of non-renewal is provided. In order to further protect our company’s interests, each agreement also includes certain non-competition and non-solicitation provisions, applicable for a period of 12 months following the termination of employment.
Effect of a Change in Control.
     We do not have change in control agreements in place covering our executive officers, nor do the employment arrangements for any executive officers provide for any additional benefits in connection with the occurrence of a change in control. The 2006 Incentive Award Plan provides that, if a change in control occurs and a participant’s SARs and RSUs awards do not remain outstanding and are not converted, assumed, or replaced by a successor entity, then immediately prior to the change in control, such awards outstanding under the plan shall become fully exercisable and all forfeiture restrictions on such awards shall lapse. We included this acceleration provision to ensure that the executives’ awards, which comprise a significant component of their compensation and constitute a material inducement for such executives to remain employed by us, would entitle the executives to an equitable payment or substitution in the event such awards were no longer available following the occurrence of a corporate transaction.
     The agreements governing awards of RSUs granted to our executive officers provide that any then vested awards shall become payable upon the occurrence of a change in control. In addition, the agreement governing awards of RSUs to Mr. Doty as well as the agreement governing one of the awards to Mr. Howe provide for the vesting and payment of those awards upon the occurrence of a change in control. In 2000, we adopted a deferred compensation plan in order to permit then-current executives to make a one-time deferral of certain retention bonuses payable to those executives upon their completion of a one-year retention period. No other deferrals have been made pursuant to the plan since 2000. The terms of each participant’s deferral provided that amounts deferred would be payable upon the occurrence of a change in control of our company as defined therein. We have only one current executive officer who is a participant in the deferred compensation plan and his account balances under the plan are included in the following Deferred Compensation Table.

Summary Compensation Table
     The table below shows the before-tax compensation for the Named Executives during 2008:

	Annual Compensation			Long-term Compensation
						Non-Equity
				Restricted	Stock	Plan Incentive	Change in	All other
			Bonus	Stock Units	Options	Compensation	Pension	Compensation	Total
Name and Principal Position	Year	Salary	(1)	(2)	(3)	(4)	Value (5)	(6)	Compensation
Elmer L. Doty	2008	634,828	—	680,516	175,365	636,156	N/A	43,089	2,169,954
President, Chief Executive	2007	564,967	—	680,516	325,677	738,599	N/A	74,301	2,384,060
Officer and Director	2006	448,105		113,419	625,302	985,063	N/A	600,359	2,772,248
Keith B. Howe	2008	339,085	—	235,987	113,276	253,276	N/A	44,360	985,984
Executive Vice President and Chief Financial Officer	2007	305,000	200,000	231,917	217,490	319,688	N/A	82,880	1,356,975
Stephen A. Davis	2008	282,665	—	23,831	47,883	232,735	177,377	11,868	776,359
Vice President, Commercial	2007	244,163	—	49,505	95,868	200,781	335,174	11,183	936,674
Aerostructures	2006	209,642	—	29,253	58,154	244,472	107,594	9,555	658,670
Joyce E. Romero	2008	223,645	—	209,930	—	149,347	N/A	84,025	666,947
Vice President,	2007	45,227	—	93,164	—	—	N/A	14,770	153,161
Advanced Aero-Solutions
Ronald A. Muckley	2008	248,771	—	124,219	—	126,397	N/A	134,216	633,603
Vice President,
Engineering and Materiel

(1)	The amount in this column with respect to Mr. Howe consists of a bonus in the amount of $200,000 paid to Mr. Howe at the time of his commencement of employment in accordance with the terms of his employment agreement.

(2)	The amounts in this column reflect amounts recognized for financial statement reporting purposes for the years ended December 31, 2008, 2007 and 2006 in accordance with FAS 123R for restricted stock units, disregarding any estimates of forfeitures related to service-based vesting requirements. The assumptions used in calculating these amounts are set forth in Note 17 to our annual consolidated financial statements included elsewhere in this annual report on Form 10-K.

(3)	The amounts in this column reflect amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008, 2007 and 2006 in accordance with FAS 123(R) for stock appreciation rights and stock options, disregarding any estimates of forfeitures related to service-based vesting requirements. The assumptions used in calculating these amounts are set forth in Note 17 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(4)	The amounts in this column represent the annual incentive bonus earned by executives for 2008, 2007 and 2006.

(5)	The amounts in this column reflect the actuarial increase in present value of the executive officer’s benefits under our qualified and non-qualified defined benefit plans determined using interest rate and mortality rate assumptions consistent with those used in the preparation of our consolidated financial statements. See Note 14 to our consolidated financial statements included in Item 8 of this report. Ms. Romero and Messrs. Doty, Howe and Muckley do not participate in the plans as they were each hired after October 10, 2005 when the plans were closed to new participants.

(6)	The amounts in this column include all other compensation as detailed in the following All Other Compensation Table.
All Other Compensation Table

			Executive
		Financial	Relocation	Contribution to		Total Other
	Year	Planning	(1)	Savings Plan (2)	Other (3)	Compensation
Elmer L. Doty	2008	$24,435	$—	$16,100	$2,554	$43,089
	2007	14,682	31,709	15,750	12,160	74,301
	2006	15,228	526,475	9,600	49,056	600,359
Keith B. Howe	2008	29,525	—	12,007	2,828	44,360
	2007	6,200	43,110	11,781	21,789	82,880
Stephen A. Davis	2008	1,935	—	9,200	733	11,868
	2007	—	—	8,031	3,152	11,183
	2006	—	—	3,000	6,555	9,555
Joyce E. Romero	2008	—	49,346	14,289	20,390	84,025
	2007	—	—	14,279	491	14,770
Ronald A. Muckley	2008	—	84,091	15,565	34,560	134,216

(1)	For the year ended December 31, 2007, the amount in this column with respect to Mr. Doty is comprised of temporary living expenses and transportation totaling $31,709. These amounts were provided pursuant to the terms of our employment agreement with Mr. Doty in connection with Mr. Doty’s relocation to Texas. For the year ended December 31, 2006, the amount in this column includes three lump sum payments in the amounts of $175,000, $175,000 and $100,000, which were payable to Mr. Doty during the course of 2006 in connection with his relocation to Texas pursuant to the terms of his employment agreement. In addition, Mr. Doty was provided with temporary living expenses and transportation totaling $76,475. These amounts were provided pursuant to the terms of our employment agreement with Mr. Doty in connection with Mr. Doty’s relocation to Texas.

For the year ended December 31, 2007, the amount in this column with respect to Mr. Howe consists of temporary living expenses and transportation totaling $43,110. These amounts were provided pursuant to the terms of our employment agreement with Mr. Howe in connection with Mr. Howe’s relocation to Texas.

For the year ended December 31, 2008, the amount in this column with respect to Ms. Romero consists of temporary living expenses and transportation totaling $49,346. These amounts were provided in connection with Ms. Romero’s relocation to South Carolina.

For the year ended December 31, 2008, the amount in this column with respect to Mr. Muckley consists of temporary living expenses and transportation totaling $84,091. These amounts were provided in connection with Mr. Muckley’s relocation to Texas.

(2)	The amounts in this column include amounts contributed as matching contributions under the terms of our Savings and Investment (401(k)) Plan. The amounts included for Ms. Romero and Messrs. Doty, Howe and Muckley include contributions made to the plan in lieu of their participation in our defined benefit plan.

(3)	For the year ended December 31, 2008, this column includes the following elements of compensation with respect to Mr. Doty: $733 personal liability umbrella, $250 reimbursement of a club membership and $1,571 executive physical. For 2007, this column includes $757 personal liability umbrella and $11,403 tax gross up of temporary living and transportation expense payments. For 2006, this column includes $716 personal liability umbrella, $42,694 tax gross up of temporary living and transportation expenses payments and $2,054 executive physical. In addition, this column includes the following amounts for previously offered elements discontinued during the course of 2006: $2,154 car allowance, $772 supplemental health care premium, and $666 supplemental accidental death and dismemberment premium.

For the year ended December 31, 2008, the column includes the following elements of compensation with respect to Mr. Howe: $733 personal liability umbrella, $300 reimbursement of a club membership and $1,795 executive physical. For 2007, this column includes $491 personal liability umbrella, $12,953 tax gross up of temporary living and transportation expenses payments and $8,345 executive physical.

For the year ended December 31, 2008, the column includes the following elements of compensation with respect to Mr. Davis: $733 personal liability umbrella. For 2007, this column includes $757 personal liability umbrella and $2,395 executive physical. For 2006, this column includes $783 personal liability umbrella. In addition, this column includes the following amounts for previously offered elements discontinued during the course of 2006: $3,524 car allowance, $772 supplemental health care premium, $666 supplemental accidental death and dismemberment premium and $810 reimbursement of a club membership.

For the year ended December 31, 2008, this column includes the following elements of compensation with respect to Ms. Romero: $733 personal liability umbrella, $16,456 tax gross up of temporary living and transportation expenses payments and $3,201 executive physical. For 2007, this column includes $491 personal liability umbrella.

For the year ended December 31, 2008, this column includes the following elements of compensation with respect to Mr. Muckley: $480 personal liability umbrella and $34,080 tax gross up of temporary living and transportation expenses payments.
Grants of Plan-Based Awards
     The table below details the grants of plan based awards made to our Named Executives in 2008.

		Estimated Future Payout Under			Estimated Payout			Fair Value
		Non-Equity Plan Award (1)			Under Equity	All Other	Exercise Price	on
	Grant	Threshold	Target	Maximum	Award Plan (2)	Stock	of SAR Awards	Grant Date
Name	Date	[ $ ]	[ $ ]	[ $ ]	[ # ]	[ # ]	[ $ ]	[ $ ]
Elmer L. Doty Incentive Bonus	2/11/2008	$—	$636,156	$1,272,312	—	—	$—	$—
Keith B. Howe Incentive Bonus	2/11/2008	—	253,276	506,552	—	—	—	—
Stephen A. Davis Incentive Bonus	2/11/2008	—	169,880	339,760	—	—	—	—
Joyce E. Romero Incentive Bonus	2/11/2008	—	137,016	274,032	—	—	—	—
RSUs	5/7/2008	—	—	—	8,000	—	—	190,800
RSUs	8/7/2008	—	—	—	5,000	—	—	119,250
Ronald A. Muckley Incentive Bonus	2/11/2008	—	126,397	252,794	—	—	—	—
RSUs	2/12/2008	—	—	—	5,000	—	—	119,250
RSUs	8/7/2008	—	—	—	5,000	—	—	119,250

(1)	The amounts in these columns represent the threshold, target and maximum bonuses for which each of the Named Executives were eligible to receive for 2008 under our annual incentive program, as further described in ‘‘—Elements of Executive Compensation, Annual Compensation, Annual Bonus.’’ Executives are not entitled to a threshold payout under the program. The actual amounts awarded to the Named Executives for 2008 are reflected in the ‘‘Non-Equity Plan Incentive Compensation’’ column in the preceding Summary Compensation Table for 2008.

(2)	The grants of RSUs listed in this table were made under the 2006 Incentive Plan. The RSUs awarded to Ms. Romero and to Mr. Muckley in 2008 are eligible to vest in four equal annual installments based upon our company’s ability to achieve certain specified financial objectives. In the event that these performance objectives are not achieved, the shares associated with that installment will be forfeited. Once vested, such units are eligible to be paid upon the first to occur of: (i) a change in control; (ii) January 2, 2014 or (iii) the participant’s termination due to death or disability. These awards are subject to forfeiture in the event of an employee’s voluntary termination or termination for cause (as defined) prior to payment.
Outstanding Equity Awards at Fiscal Year End
     The table below details the stock options and SARs that were unexercised as of December 31, 2008 and unvested RSUs that were unvested as of December 31, 2008, which had been granted to each of our Named Executives.

	Option Awards					Stock Awards
						Equity		Equity Incentive
						Incentive		Plan Awards:
						Plan Awards:		Market or
	Number of	Number of				Number of		Payout
	Securities	Securities				Unearned	Shares,	Value of
	Underlying	Underlying	Options /			Shares, Units	Units or	Unearned
	Unexercised	Unexercised	SARs	Options /	Options /	or Other	Other	Shares, Units or
	Options/SARs	Options/SARs	Exercise	SARs	SARs	Rights	Rights	Other Rights
	Exercisable (1)	Unexercisable	Price	Grant	Expiration	Not Vested (2)	Grant	Not Vested
Name	[ # ]	[ # ]	[ $ ]	Date	Date	[ # ]	Date	[ $ ]
Elmer L. Doty	187,500	62,500	$10.00	11/02/06	11/02/16	200,000	11/02/06	2,392,000
Keith B. Howe	43,750	43,750	10.00	02/08/07	02/08/17	12,500	02/08/07	149,500
	—	—	—	—	—	113,176	05/03/07	1,353,585
Stephen A. Davis	25,800	4,200	10.00	03/21/01	03/21/11	—	—	—
	25,800	4,200	10.00	08/08/01	08/08/11	—	—	—
	1,000	—	10.00	07/09/02	07/29/12	—	—	—
	16,800	5,600	10.00	11/02/06	11/02/16	1,600	11/02/06	19,136
	16,800	5,600	10.00	02/08/07	02/08/17	1,600	02/08/07	19,136
Joyce E. Romero	—	—	—	—	—	5,625	10/08/07	67,275
	—	—	—	—	—	6,000	05/07/08	71,760
	—	—	—	—	—	3,750	08/07/08	44,850
Ronald A. Muckley	—	—	—	—	—	3,750	02/12/08	44,850
	—	—	—	—	—	3,750	08/07/08	44,850

(1)	In general, the SARs are scheduled to vest on December 31, 2012, and are subject to accelerated vesting, in four equal annual installments, in the event that certain of our performance objectives are met as of December 31 of such year. All awards are subject to forfeiture in the event of an employee’s voluntary termination or termination for cause (as defined) prior to exercise.

(2)	The RSUs awarded to Mr. Davis, Ms. Romero, Mr. Muckley and 25,000 of the 138,766 RSUs awarded to Mr. Howe in 2007 are eligible to vest in four equal annual installments based upon our company’s ability to achieve certain specified financial objectives. In the event that these performance objectives are not achieved, the shares associated with that installment will be forfeited. Once vested, such units are eligible to be paid upon the first to occur of: (i) a change in control (which would not include this offering); (ii) January 2, 2014; or (iii) the participant’s termination due to death or disability. These awards are subject to forfeiture in the event of an employee’s voluntary termination or termination for cause (as defined) prior to payment. The RSUs awarded to Mr. Doty in 2006 will become fully vested upon the first to occur of: May 25, 2009 or a change in control of the Company (as defined), and are subject to forfeiture in the event Mr. Doty should voluntarily terminate his employment or be terminated for cause (as defined) prior to the vesting of the award. The remaining RSUs awarded to Mr. Howe in 2007, convertible into a total of 113,766 shares, will become fully vested on the first to occur of December 3, 2012 or a change in control of the Company (as defined), and are subject to forfeiture in the event Mr. Howe should voluntarily terminate his employment or be terminated for cause (as defined) prior to the vesting of the award.
Stock Option Exercise and Fiscal Year End Values
          No stock options or stock appreciation rights were exercised during the year ended December 31, 2008 by the Named Executives.
Pension Benefits
          The following table details the accrued benefits for each of our Named Executives as of December 31, 2008, that participate in our defined benefit plans.

			Present
		Years	Value of	Payments
	Plan	Credited	Accumulated	in
Name	Name	Service	Benefits	2008 (1)
Stephen A. Davis	Retirement Plan	28.9682	1,150,164	—
	Excess Plan	28.9682	1,212,579	27,856

(1)	Per the terms of the Excess Plan, certain payroll taxes that became payable in 2008 with respect to Mr. Davis’ accrued benefit under the plan were paid by the plan on his behalf.
          The values reflected in the ‘‘Present Value of Accumulated Benefits’’ column of the Pension Benefits Table are equal to the actuarial present value of each officer’s accrued benefit under the applicable plan as of December 31, 2008 using the same actuarial factors and assumptions used for financial statement reporting purposes, except that retirement age is assumed to be the earliest age at which an officer is eligible for an unreduced benefit under the applicable plan. These assumptions are described in Note 14 to our consolidated financial statements included elsewhere in this prospectus.
          Employees hired on or after October 10, 2005, including Ms. Romero and Messrs. Doty, Howe and Muckley, do not participate in the plans. In lieu of participation in the plans, those officers each receive a defined contribution equal to 3% of eligible compensation made to their account in our Savings and Investment Plan. Those contribution amounts are reflected in the ‘‘Contribution to Savings Plan’’ column of the All Other Compensation Table.
          The accrual of benefits under the retirement plans was frozen as of December 31, 2007 for all participants who, as of that date, had accumulated fewer than 16 years of credited service under the plans. Following that date, all executive officers who are no longer eligible to accrue a benefit under the plans receive the above-described defined contribution benefit. Mr. Davis, who had accumulated more than 16 years of credited service under the Plan as of December 31, 2007, was not affected by the freeze in the accrual of benefits under the Retirement Plan. The accrual of benefits under the Excess Plan were frozen for all participants as of December 31, 2007.

          A benefit payable under the Vought Aircraft Industries, Inc. Retirement Plan (the ‘‘Retirement Plan’’) is, in general, a function of the participant’s average eligible compensation for the highest three years out of the most recent consecutive ten years of service (‘‘Average Annual Compensation’’) and the participant’s years of credited benefit service under the plan. Eligible compensation for the purpose of the plan generally includes base salary as well as annual incentive compensation. The current plan formula provides for an accrual rate of 1.5% of the participant’s Average Annual Compensation with a reduced accrual rate of 1% for Average Annual Compensation below 50% of the Social Security taxable wage base. Benefits accrued under certain prior plan formulas are subject to offsets, including offsets for Social Security benefits. Retirement benefits are limited to 50% of Average Annual Compensation, unless a greater benefit was accrued as of January 1, 1995. Benefits under the Retirement Plan may be supplemented by benefits under one of two non-qualified defined benefit plans maintained by us: the Vought Aircraft Industries, Inc. ERISA 1 Excess Plan and the Vought Aircraft Industries, Inc. ERISA 2 Excess Plan (collectively, the ‘‘Excess Plans’’). The Excess Plans are designed to provide a benefit which, when combined with the amounts payable under the Retirement Plan, is substantially equal to the amount that otherwise would have been payable under the Retirement Plan in the absence of the IRS limits regarding the compensation that may be covered by the Retirement Plan or the maximum benefits payable thereunder. Benefit accruals for all participants under the Excess Plans, including those executive officers who participated in the plans during 2008, were frozen as of December 31, 2007.
The Retirement Plan contains the following material terms:
•	A participant has a fully vested benefit under the plan after completing five years of vesting service.

•	A participant is eligible for an unreduced benefit upon reaching the earlier of age 65; or at least age 55 with a combination of age and years of benefit service totaling 85.

•	A participant is eligible for a subsidized early retirement benefit after reaching age 55 with at least 10 years of benefit service.

•	A participant laid off before reaching age 55 may elect an early retirement to begin as early as age 55 if the individual has a combination of age and years of benefit service totaling 75 on the date of lay off, or if the participant is age 53 and has 10 or more years of vesting service at the time of layoff.

•	The normal form of benefit is a life annuity for unmarried participants and a joint and 50% survivor annuity for married participants.

•	Participants may elect out of the normal form of benefit and may elect to receive the benefit through one of a variety of actuarially equivalent optional forms.

•	There is no lump sum form of payment available (except for benefits with a lump sum value smaller than $7,500).
The Excess Plans contain the following material terms:
•	A participant’s benefit under the Excess Plans is calculated in the same manner as under the Retirement Plan, except without giving effect to the applicable IRS limits on eligible compensation and benefit amount. Such benefit is reduced by the amount of any benefit payable under the Retirement Plan.

•	The normal form of benefit under the plan is a lump sum payable 13 months following termination of employment, with a monthly payment payable in the form of a joint and 100% survivor annuity until the lump sum is paid.

•	For benefits accrued after January 1, 2005, the lump sum payout is the only available form.

•	All accruals under the Excess Plans were frozen as of December 31, 2007
          Mr. Davis is the only current Named Executive eligible for an early retirement under the plans.

Deferred Compensation
          The following table details the outstanding account balances for our Named Executives under our deferred compensation plan and aggregate losses on those amounts in 2008. The plan was established in 2000 to permit a one-time deferral by then-current executive officers of a retention bonus payable to those executives following the completion of a one-year retention period. The balances in each individual’s account are credited with earnings or losses as if such amounts were invested in our common stock. Balances under the plan are payable upon the occurrence of a change in control as defined in the plan. We have one Named Executive officer who participates in the plan.

	Executive	Registrants	Aggregate	Aggregate	Aggregate
	contributions	contributions	losses	withdrawal/	balance
	in last FY	in last FY	in last FY	distributions	at last FY
Name	[ $ ]	[ $ ]	[ $ ]	[ $ ]	[ $ ]
Stephen A. Davis	$—	$—	$(190,074)	$—	$191,193
Compensation of Directors
     The following table details the fees paid to our board of directors for the period ending December 31, 2008.

	Fees Earned
	or Paid in	Stock	All Other	Total
Name	Cash	Awards	Compensation (1)	Compensation
Worth W. Boisture, Jr. (2)	$12,500	$—	$—	$12,500
Peter J. Clare	—	—	—	—
C. David Cush	—	50,000	—	50,000
Allan M. Holt	—	—	—	—
Gen. John P. Jumper (U.S.A.F. Ret.)	—	50,000	—	50,000
Ian Massey	25,005	24,995	2,236	52,236
Adam J. Palmer	—	—	—	—
Daniel P. Schrage	50,000	—	3,032	53,032
David L. Squier	—	50,000	1,855	51,855
Samuel R. White	—	50,000	—	50,000

(1)	The amounts included in this column reflect amounts incurred by the Company in 2008 in connection with executive physicals.

(2)	Mr. Boisture was elected to the board of directors on November 6, 2008.
          For 2008, our outside directors, Messrs. Boisture, Cush, Jumper, Massey, Schrage, Squier and White were each eligible to receive compensation of $12,500 per calendar quarter of service on our Board of Directors, with such compensation provided in the form of cash or restricted stock at the election of the director. We use the term outside directors to refer to the members of our Board of Directors who are not currently officers of our company or Carlyle. All of the directors, including these outside directors, are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings and other work associated with their service on the Board of Directors. We do not maintain medical, dental or retirement benefits plans for these outside directors; however, we offer each of our Directors of the opportunity to receive an annual executive physical at Company expense. The remaining directors, Messrs. Clare, Holt and Doty, are employed by either Carlyle or our company, and are not separately compensated for their service as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Set forth below is certain information as of March 13, 2009 regarding the beneficial ownership of our common stock by:
•	any person (or group of affiliated persons) we know to be the beneficial owner of more than 5% of our common stock;

•	each of our Named Executives;

•	each of our directors; and

•	all current directors and executive officers as a group.
          In accordance with SEC rules, beneficial ownership includes any shares for which a person or entity has sole or shared voting power or investment power and any shares for which the person or entity has the right to acquire beneficial ownership within 60 days. Except as noted below, we believe that the persons named in the table have sole voting and investment power with respect to the shares of common stock set forth opposite their names. Percentage of beneficial ownership is based on 24,818,806 shares of common stock outstanding as of March 13, 2009.
          Unless otherwise indicated, the business address of each holder is c/o Vought Aircraft Industries, Inc., 9314 West Jefferson Boulevard M/S 49R-06, Dallas, Texas 75211.

	Beneficial Ownership of
	Vought Aircraft Industries, Inc.
		Percentage of
		Outstanding
Name of Beneficial Owner	Number of Shares	Capital Stock
TCG Holdings, L.L.C. (1)	24,197,870	97.5%
Worth W. Boisture, Jr.	—	*
Peter J. Clare	—	*
C. David Cush	12,637	*
Allan M. Holt	—	*
General John P. Jumper (U.S. Air Force Retired)	8,895	*
Ian Massey (2)	18,382	*
Adam J. Palmer	—	*
Daniel P. Schrage	5,094	*
David Squier (3)	24,964	*
Samuel R. White (4)	20,964	*
Elmer L. Doty (5)	43,077	*
Stephen A. Davis (6)	66,099	*
Keith B. Howe (7)	7,170	*
Ronald A. Muckley	—	*
Joyce E. Romero	—	*
All directors and executive officers as a group (18 persons) (8)	249,743	1.00%

•	Denotes less than 1.0% beneficial ownership.

(1)	Includes 2,113,524 shares held by Carlyle Partners II, L.P., a Delaware limited partnership, 16,158,770 shares held by Carlyle Partners III, L.P., a Delaware limited partnership, 1,780,100 shares held by Carlyle International Partners II, L.P., a Cayman Islands limited partnership, 95,738 shares held by Carlyle International Partners III, L.P., a Cayman Islands limited partnership, 494,730 shares held by CP III Coinvestment, L.P., a Delaware limited partnership, 96,334 shares held by Carlyle Partners SBC II, L.P., a Delaware limited partnership, 401,371 shares held by C/S International Partners, a Cayman Islands general partnership, 821,152 shares held by Florida State Board of Administration, 2,052 shares held by Carlyle Investment Group, L.P., a Delaware limited partnership, 114,709 shares held by Carlyle-Contour Partners, L.P., a Delaware limited partnership, 26,405 shares held by Carlyle-Contour International Partners, L.P., a Cayman Islands limited partnership, 659,948 shares held by Carlyle-Aerostructures Partners, L.P., a Delaware limited partnership, 505,511 shares held by Carlyle- Aerostructures Partners II, L.P., a Delaware limited partnership, 261,992 shares held by Carlyle-Aerostructures International Partners, L.P., a Cayman Islands limited partnership, 65,534 shares held by Carlyle-Aerostructures Management, L.P., a Delaware limited partnership and 600,000 shares held by Carlyle High Yield Partners, L.P., a Delaware limited partnership (collectively, the “Investment Partnerships”). TC Group, L.L.C. is the sole member of TCG High Yield Holdings, L.L.C., which is the sole member of TCG High Yield, L.L.C., the sole general partner of Carlyle High Yield Partners, L.P. TC Group, L.L.C. is also the sole member of TC Group II, L.L.C., which is the sole general partner of Carlyle Partners II, L.P. and Carlyle Partners SBC II, L.P. and the general partner of Carlyle International Partners II, L.P., Carlyle International Partners III, L.P. and C/S International Partners. TC Group, L.L.C. also serves as the managing member of the investment manager for the Florida State Board of Administration and as the general partner for the remaining Investment Partnerships other than Carlyle Partners III, L.P. and CP III Coinvestment, L.P.. TCG Holdings, L.L.C., a Delaware limited liability company, is the sole managing member of TC Group, L.L.C., and, in such capacity, exercises investment discretion and control of the shares beneficially owned by Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., Carlyle SBC Partners II, L.P., C/S International Partners, Florida State Board of Administration, Carlyle Investment Group, L.P., Carlyle-Contour Partners, L.P., Carlyle-Contour International Partners, L.P., Carlyle-Aerostructures Partners, L.P., Carlyle-Aerostructures Partners II, L.P., Carlyle-Aerostructures International Partners, L.P., Carlyle-Aerostructures Management, L.P. and Carlyle High Yield Partners, L.P. TCG Holdings, L.L.C. is managed by a three-person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. The members of the managing board are William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein, all of whom disclaim beneficial ownership of these shares. TC Group Investment Holdings, L.P. is the sole member of TC Group III, L.L.C., which is the sole general partner of TC Group III, L.P., which is the sole general partner of Carlyle Partners III, L.P. and CP III Coinvestment, L.P. TCG Holdings II, L.P. is the sole general partner of TC Group Investment Holdings, L.P. and DBD Investors V, L.L.C. is the sole general partner of TCG Holdings II, L.P. and, in such capacity, exercises investment discretion and control of the shares beneficially owned by Carlyle Partners III, L.P. and CP III Coinvestment, L.P. DBD Investors V, L.L.C. is managed by a three-person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. The members of the managing board are William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein, all of whom disclaim beneficial ownership of these shares.

(2)	Includes 5,000 shares under stock options that are exercisable within 60 days of March 13, 2009.

(3)	Includes 5,000 shares under stock options that are exercisable within 60 days of March 13, 2009.

(4)	Includes 5,000 shares under stock options that are exercisable within 60 days of March 13, 2009.

(5)	Includes 30,727 shares under SARs that are exercisable within 60 days of March 13, 2009.

(6)	Includes 52,600 shares under stock options and 5,506 shares under SARS that are exercisable within 60 days of March 13, 2009.

(7)	Includes 7,170 shares under SARs that are exercisable within 60 days of March 13, 2009.

(8)	Includes 87,600 shares under stock options and 63,364 shares under SARs that are exercisable within 60 days of March 13, 2009.

Equity Compensation Plan Information
     The following table provides certain information as of December 31, 2008, with respect to our equity compensation plans under which common stock is authorized for issuance:

Number of Securities
Remaining Available
	Number of		for Future Issuance
	Shares to be	Weighted	under Equity
	Issued Upon	Average	Compensation Plans
	Exercise	Exercise Price	for Future Issuance
	of Outstanding	of Outstanding	Excluding Securities
	Options/Rights	Options/Rights (1)	Reflected in Column (a)
	[ # ]	[ $ ]	[ # ]
Plan Category	(a)	(b)	(c )
Equity compensation plans approved by shareholders	1,318,901	$12.01	2,018,543
Equity compensation plans not approved by shareholders	—	—	—

Total	1,318,901	$12.01	2,018,543

(1)	Because they do not have an exercise price, the outstanding RSU awards have been excluded from the calculation of the value in this column.
Item 13. Certain Relationships, Related Transactions and Director Independence
The Transactions
     Carlyle Partners III, L.P. (“CPIII”) and affiliates owned approximately 90% of Vought on a fully diluted basis and Carlyle Partners II, L.P. (“CPII”) and affiliates owned approximately 96% of Aerostructures on a fully diluted basis when Vought and Aerostructures entered into the agreement and plan of merger. Both CPIII and CPII are affiliates of TC Group, L.L.C., which generally does business under the name of The Carlyle Group. Subsequent to the consummation of the transactions associated with the Aerostructures acquisition, private equity investment funds affiliated with Carlyle own approximately 90% of our fully diluted equity and, therefore, Carlyle has the power, subject to certain exceptions, to control our affairs and policies. They also control the election of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.
Management Consulting Agreement
     We have entered into a management consulting agreement with TC Group L.L.C., which is an affiliate of TCG Holdings, L.L.C. The agreement allows us to avail ourselves of TC Group L.L.C.’s expertise in areas such as financial transactions, acquisitions and other matters that relate to our business, administration and policies. TC Group L.L.C. receives an annual fee of $2.0 million for its management services and advice and is also reimbursed for its out-of-pocket expenses related to these activities. TC Group L.L.C. also serves, in return for additional fees, as our financial advisor or investment banker for mergers, acquisitions, dispositions and other strategic and financial activities.
Stockholders Rights Agreement
     Our company and private equity investment funds affiliated with Carlyle are parties to a stockholders rights agreement. The agreement provides that three members of our Board of Directors will be designated by certain affiliates of Carlyle. The parties agree to vote their shares in favor of such affiliates’ designees for director.

Certain Related Party Transactions
     Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to long-term contracts. The most recent of these agreements was entered into on December 19, 2007 in connection with the expiration of one of our pre-existing long-term contracts with Wesco, and following a competitive re-procurement of that work package. On September 29, 2006, The Carlyle Group acquired a majority stake in Wesco, and as a result, we are both now under common control of The Carlyle Group through its affiliated funds. In addition, four of our directors, Messrs. Squier, Clare, Palmer and Jumper, also serve on the board of directors of Wesco. The Carlyle Group may indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the year ended December 31, 2008 was approximately $26.8 million.
          Additionally, as the result of a competitive procurement, in October 2008, we reached an agreement with Wesco to amend one of the existing long-term contracts with Wesco to include hardware requirements for the Global Hawk program through February 2010. The estimated contract value of that award is approximately $2.5 million through that period.
     We also have an ongoing commercial relationship with Gardner Group Ltd (“Gardner Group”), a supplier of metallic aerostructure details, equipment and engine components to the global aviation industry. Gardner Group currently provides aerospace parts to us. The most recent agreement with the Gardner Group was entered into on November 5, 2007. On November 3, 2008, The Carlyle Group acquired a majority equity interest in the Gardner Group, and as a result, the Gardner Group and our company are both now under common control of The Carlyle Group through its affiliated funds. The Carlyle Group may indirectly benefit from their economic interest in Gardner Group from its contractual relationships with us. The total amount paid to Gardner Group pursuant to our contracts with Gardner Group for the year ended December 31, 2008 was $1.9 million.

Item 14. Principal Accountant Fees and Services

	Fiscal Year Ended
	December 31,
	2008	2007
	($ in thousands)
Audit Fees	2,133.9	2,065.3
Audit-related fees (1)	232.5	303.5
Tax fees (2)	91.8	114.0
All Other Fees	—	—

Total (3)	$2,458.2	$2,482.8

(1)	Related primarily to audits of employee benefit plans, accounting consultations and consultations related to the Sarbanes-Oxley Act of 2002.

(2)	Related primarily to tax compliance, tax advice and tax planning.

(3)	Of the fees listed above approved by the Audit Committee, none were approved based on waiver of pre-approval under Rule 2-01(c)(7)(i)(c).
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
     The Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve audit and permissible non-audit services provided by the independent auditor.
     In connection with the engagement of the independent auditor for the 2008 fiscal year, the Audit Committee pre-approved all of the services listed below by category of service, including the pre-approval of fee limits. The Audit Committee’s pre-approval process by category of service also includes a review of specific services to be performed and fees expected to be incurred within each category of service. The term of any pre-approval is 12 months from the date of the pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee must separately approve fees for any of the above services that will exceed the pre-approval fee limits. During fiscal 2008, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires separate pre-approval before engaging the independent auditor.
     The services pre-approved by the Audit Committee to be performed by our auditor during our fiscal year 2008, included the following:
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

See “Item 8 Financial Statements and Supplementary Data” above.

2.	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.
(b)	Exhibits

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated as of June 9, 2000, by and between Northrop Grumman Corporation and Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”). Incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.2	Agreement and Plan of Merger, dated as of May 12, 2003, by and among Vought Aircraft Industries Inc., TA Acquisition Holdings, Inc. and The Aerostructures Corporation. Incorporated by reference from Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.3	Contribution Agreement, dated as of January 1, 2004, between The Aerostructures Corporation and Contour Aerospace Corporation. Incorporated by reference from Exhibit 2.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.4	Certificate of Ownership and Merger, dated as of January 1, 2004, merging The Aerostructures Corporation with and into Vought Aircraft Industries, Inc. Incorporated by reference from Exhibit 2.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.1	Certificate of Incorporation of Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”), dated May 26, 2000. Incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.2	Certificate of Amendment to the Certificate of Incorporation of Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”), dated June 14, 2000. Incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.3	Certificate of Ownership and Merger merging VAC Holdings II, Inc. into Vought Aircraft Industries, Inc., dated August 13, 2001. Incorporated by reference from Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.4	Certificate of Incorporation of VAC Industries, Inc., dated July 7, 1992. Incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.5	Certificate of Incorporation of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”), dated February 26, 1996. Incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

Exhibit
No.	Description of Exhibit
3.6	Certificate of Amendment to the Certificate of Incorporation of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”), dated January 16, 2001. Incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.7	Certificate of Incorporation of Contour Aerospace Corporation, dated December 4, 2003. Incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.8	By-laws of Vought Aircraft Industries, Inc. Incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.9	By-laws of VAC Industries, Inc. Incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.10	By-laws of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”). Incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.11	By-laws of Contour Aerospace Corporation. Incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.1	Indenture, dated July 2, 2003, among Vought Aircraft Industries, Inc., as issuer, VAC Industries, Inc., Vought Commercial Aircraft Company and The Aerostructures Corporation, as guarantors, and Wells Fargo Bank Minnesota, National Association, as trustee. Incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.2	Supplemental Indenture, dated December 4, 2003, among Vought Aircraft Industries, Inc., as issuer, VAC Industries, Inc., Vought Commercial Aircraft Company and The Aerostructures Corporation, as guarantors, Contour Aerospace Corporation, as additional guarantor, and Wells Fargo Bank Minnesota, National Association, as trustee. Incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.3	Form of Note (included as Exhibit A to Exhibit 4.1). Incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.4	Form of Notation of Senior Note Relating to Subsidiary Guarantee (included as Exhibit C to Exhibit 4.1). Incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

10.1	Credit Agreement, dated as of December 22, 2004, by and among Vought Aircraft Industries, Inc., as borrower, certain subsidiaries of Vought Aircraft Industries, Inc., as guarantors, certain Financial Institutions, as lenders, Lehman Commercial Paper Inc., in its capacity as administrative agent and in its capacity as collateral agent, JPMorgan Chase Bank, N.A., in its capacity as syndication agent and Goldman Sachs Credit Partners, L.P., as Documentation Agent. (Portions of this exhibit have been redacted in connection with our application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.) Incorporated by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (Registration No. 333-112528), filed with the SEC on March 30, 2005.

10.2	Consulting agreement between Vought Aircraft Industries, Inc. and Tom Risley dated January 31, 2006. Incorporated by reference from Exhibit 10.2 to the Registrant’s filing of Form 8-K with the SEC on February 6, 2006.

Exhibit
No.		Description of Exhibit
10.3		Employment agreement between Vought Aircraft Industries, Inc. and Elmer Doty dated March 29, 2006. Incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006.

10.4	*	First Amendment to the employment agreement between Vought Aircraft Industries, Inc. and Elmer Doty dated February 13, 2007.

10.5	*	Second Amendment to the employment agreement between Vought Aircraft Industries, Inc. and Elmer Doty dated December 31, 2008.

10.6		Employment agreement between Vought Aircraft Industries, Inc. and Keith Howe dated January 4, 2007. Incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2007.

10.7	*	First Amendment to the employment agreement between Vought Aircraft Industries, Inc. and Keith Howe dated December 31, 2008.

10.8		Employment agreement between Vought Aircraft Industries, Inc. and Steve Davis dated November 8, 2007. Incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007.

10.9	*	First Amendment to the employment agreement between Vought Aircraft Industries, Inc. and Steve Davis dated December 31, 2008.

10.10		Employment agreement between Vought Aircraft Industries, Inc. and Dennis Orzel dated November 8, 2007. Incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007.

10.11	*	First Amendment to the employment agreement between Vought Aircraft Industries, Inc. and Dennis Orzel dated December 31, 2008.

10.12	*	Employment agreement between Vought Aircraft Industries, Inc. and Joy Romero dated August 28, 2007.

10.13	*	First Amendment to the employment agreement between Vought Aircraft Industries, Inc. and Joy Romero dated December 31, 2008.

14.1		Code of Ethics for the Board of Directors, Chief Executive Officer, Chief Financial Officer and Controller. Incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (Registration No. 333-112528), filed with the SEC on March 30, 2005.

21.1		Subsidiaries of the Registrant. Incorporated by reference from Exhibit 21.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.

March 13, 2009	/s/ ELMER DOTY

(Date)	Elmer Doty
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Elmer L. Doty Elmer L. Doty	President, Chief Executive Officer and Director	March 13, 2009

/s/ Keith B. Howe Keith B. Howe	Vice President and Chief Financial Officer	March 13, 2009

/s/ Wendy G. Hargus Wendy G. Hargus	Treasurer and Interim Principal Accounting Officer	March 13, 2009

/s/ Worth W. Boisture, Jr. Worth W. Boisture, Jr.	Director	March 13, 2009

/s/ Peter J. Clare Peter J. Clare	Director	March 13, 2009

/s/ C. David Cush	Director	March 13, 2009
C. David Cush

/s/ Allan M. Holt Allan M. Holt	Director	March 13, 2009

/s/ General John P. Jumper (u.s. Air Force Retired) General John P. Jumper (U.S. Air Force Retired)	Director	March 13, 2009

/s/ Ian Massey Ian Massey	Director	March 13, 2009

/s/ Adam J. Palmer Adam J. Palmer	Director	March 13, 2009

/s/ Daniel P. Schrage Daniel P. Schrage	Director	March 13, 2009

/s/ David L. Squier David L. Squier	Director	March 13, 2009

/s/ Samuel R. White Samuel R. White	Director	March 13, 2009