Form 10-Q
period 2009-03-29
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2009-05-07
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at May 7, 2009 was 24,818,806.

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

PART I — FINANCIAL INFORMATION
ITEM 1. INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
($ in millions, except share amounts)

	March 29,
	2009	December 31,
	(unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$165.4	$86.7
Trade and other receivables	148.2	138.6
Inventories	510.5	444.4
Other current assets	8.4	4.7

Total current assets	832.5	674.4

Property, plant and equipment, net	479.4	484.3
Goodwill	527.7	527.7
Identifiable intangible assets, net	25.5	27.2
Debt origination costs, net and other assets	11.7	14.0

Total assets	$1,876.8	$1,727.6

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$189.1	$177.0
Accrued and other liabilities	63.2	63.7
Accrued payroll and employee benefits	47.0	48.7
Accrued post-retirement benefits-current	42.2	42.0
Accrued pension-current	0.6	0.3
Current portion of long-term bank debt	140.9	5.9
Accrued contract liabilities	164.7	201.4

Total current liabilities	647.7	539.0

Long-term liabilities:
Accrued post-retirement benefits	373.6	405.3
Accrued pension	701.7	710.7
Long-term bank debt, net of current portion	619.7	594.0
Long-term bond debt	270.0	270.0
Other non-current liabilities	141.4	142.7

Total liabilities	2,754.1	2,661.7

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,818,806 and 24,798,382 issued and outstanding at March 29, 2009 and December 31, 2008, respectively	0.3	0.3
Additional paid-in capital	421.0	420.5
Shares held in rabbi trust	(1.6)	(1.6)
Accumulated deficit	(483.4)	(501.3)
Accumulated other comprehensive loss	(813.6)	(852.0)

Total stockholders’ equity (deficit)	$(877.3)	$(934.1)

Total liabilities and stockholders’ equity (deficit)	$1,876.8	$1,727.6

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
(unaudited, $ in millions)

	For the Three Months Ended
	March 29,	March 30,
	2009	2008
Revenue	$402.6	$425.4

Costs and expenses

Cost of sales	332.4	326.3
Selling, general and administrative expenses	37.5	54.3

Total costs and expenses	369.9	380.6

Operating income	32.7	44.8

Other income (expense)
Interest income	0.2	0.1
Other loss	—	—
Equity in loss of joint venture	—	(0.4)
Interest expense	(15.0)	(15.8)

Income before income taxes	17.9	28.7
Income tax expense	—	—

Net income	$17.9	$28.7

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
(unaudited, $ in millions)

	Three Months Ended
	March 29,	March 30,
	2009	2008
Operating activities
Net income	$17.9	$28.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15.9	16.0
Stock compensation expense	0.5	0.6
Equity in losses of joint venture	—	0.4
Loss from asset disposals	—	0.3
Changes in current assets and liabilities:
Trade and other receivables	(9.6)	(57.0)
Inventories	(66.1)	4.3
Other current assets	(3.7)	(4.4)
Accounts payable, trade	12.1	(1.5)
Accrued payroll and employee benefits	(1.7)	(4.9)
Accrued and other liabilities	—	(8.9)
Accrued contract liabilities	(36.7)	19.8
Other assets and liabilities—long-term	(1.6)	(8.6)

Net cash provided by (used in) operating activities	(73.0)	(15.2)
Investing activities
Capital expenditures	(8.3)	(19.0)

Net cash used in investing activities	(8.3)	(19.0)
Financing activities
Proceeds from short-term bank debt	135.0	138.0
Payments on short-term bank debt	—	(138.0)
Proceeds from long-term bank debt	25.0	—

Net cash provided by (used in) financing activities	160.0	—

Net increase (decrease) in cash and cash equivalents	78.7	(34.2)
Cash and cash equivalents at beginning of period	86.7	75.6

Cash and cash equivalents at end of period	$165.4	$41.4

See accompanying notes

Vought Aircraft Industries, Inc.
Notes to the Interim Unaudited Condensed Consolidated Financial Statements
Period Ending March 29, 2009
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
          The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for interim periods. The results of operations for the three month period ended March 29, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2009.
          It is our practice to close our books and records based on a thirteen-week quarter, which can lead to different period end dates for comparative purposes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal year ends on December 31.
          The consolidated balance sheet at December 31, 2008 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2 — Recent Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair value at the acquisition date. SFAS No. 141(R) also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. We adopted SFAS No. 141(R) on January 1, 2009. However, it did not have an impact on our financial statements because we have not been involved in any business combinations since our adoption.
          In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). FSP 132(R)-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by FSP 132(R)-1 are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. We adopted FSP 132(R)-1 on January 1, 2009 and will provide the required enhanced disclosures for our pension plan assets in our 2009 annual report on Form 10-K.
Note 3 — Inventories
          Costs included in inventory consist of all direct production costs, manufacturing and engineering overhead, production tooling costs and certain general and administrative expenses.
          Inventories consisted of the following:

	March 29,	December 31,
	2009	2008
	($ in millions)
Production costs of contracts in process	$1,140.8	$998.1
Finished goods	2.4	2.9
Less: unliquidated progress payments	(632.7)	(556.6)

Total inventories	$510.5	$444.4

          During the three month period ended March 30, 2008, we released purchase accounting reserves of $22.6 million for the Boeing 747 program to reflect the scheduled completion of the deliveries for the 747-400 model. They were released from inventory and accrued contract liabilities to income through the Cost of Sales caption in our Consolidated Statement of Operations, increasing our reported income for the period. Additionally, we accelerated the useful life of an intangible asset associated with the 747 program for the same reason. Refer to Note 4 — Goodwill and Intangible Assets for disclosure of the impact of the change in useful life.
          As of March 29, 2009, we had an inventory balance for the 787 program of $159.2 million, net of unliquidated progress payments of $314.1 million. We continue to negotiate with Boeing regarding payments related to the 787 program including the payment for services already performed and recovery of compensation for items reflected in this inventory balance resulting from, among other things program delays and engineering changes as provided for under our contract with Boeing. If we are unable to reach an agreement with Boeing that includes compensation for our costs incurred to date, our financial position and results of operations could be materially impacted.

Note 4 — Goodwill and Intangible Assets
          Goodwill is tested for impairment, at least annually, in accordance with the provisions of SFAS 142 Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Because we currently have an accumulated deficit, no impairment charges were recognized in the three months ended March 29, 2009 or the three months ended March 30, 2008.
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
          Identifiable intangible assets consisted of the following:

	March 29,	December 31,
	2009	2008
	($ in millions)
Programs and contracts	$137.3	$137.3
Less: accumulated amortization	(111.8)	(110.1)

Identifiable intangible assets, net	$25.5	$27.2

          During the three month period ended March 30, 2008, we made a change to the estimated useful life of an intangible asset associated with our 747 program to reflect a change in the estimated period during which the remaining deliveries of the 747-400 model would be made. This change in estimate resulted in an additional $1.2 million recorded to selling, general and administrative expenses during the three month period ended March 30, 2008. Including this change, scheduled remaining amortization of identifiable intangible assets as of March 29, 2009 is as follows:

($ in millions)
2009	$5.1
2010	4.8
2011	2.1
2012	2.1
2013	2.1
Thereafter	9.3

Total remaining amortization of identifiable intangible assets	$25.5

Note 5 — Pension and Other Post-retirement Benefits
                 The components of net periodic benefit cost for our pension plans and other post-retirement benefit plans were as follows:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
	($ in millions)
Components of net periodic benefit cost (income):
Service cost	$4.0	$4.8	$1.0	$1.3
Interest cost	28.2	27.3	6.4	7.7
Expected return on plan assets	(31.4)	(31.1)	—	—
Amortization of net (gain) loss	9.8	6.9	0.4	1.3
Amortization of prior service cost	3.1	3.0	(6.1)	(3.8)
Prior service cost recognized — curtailment	1.8	—	(0.2)	—
Plan settlement or curtailment (gain)/loss	4.6	—	3.4	—

Net periodic benefit cost	$20.1	$10.9	$4.9	$6.5

Defined contribution plan cost	$4.6	$4.7

We periodically experience events or take actions that affect our benefit plans. Some of these events or actions require remeasurements and result in special charges. The following summarizes the key events that affect our net periodic benefit cost and obligations:
•	During February and April of 2008, two of our union represented groups ratified new collective bargaining agreements. Those agreements each provide for a freeze in pension benefit accruals, effective December 31, 2008, for bargaining unit employees who, as of December 31, 2007, had less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any employees hired on or after March 1, 2008 for the first group and April 1, 2008 for the second group, received a defined contribution benefit. The agreements provided for a one-time retirement incentive program offered to eligible employees during 2008. The agreements also provided for certain modifications to the retiree medical benefits for bargaining unit retirees and eliminated retiree medical coverage for any bargaining unit employees hired on or after January 1, 2008.

•	Also, during the three months ended March 30, 2008, we announced amendments to medical plans for two groups of non-represented, current retirees. Effective January 1, 2008, medical coverage for participants in those two groups is eliminated at age 65 and replaced with a fixed monthly stipend.

•	The aforementioned 2008 changes led to remeasurement of affected plans’ assets and obligations as of March 31, 2008, which resulted in a $14.9 million increase in unfunded liability for pension plans and a $44.1 million decrease in liability for the OPEB plans remeasured. These impacts were recorded in the three month period ended June 29, 2008.

•	During January of 2009, our IAM represented employees at our Nashville facility ratified a new collective bargaining agreement. That agreement provides for certain benefit changes, including a freeze in pension benefit accruals, effective June 30, 2009, for bargaining unit employees who, as of that date have less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any bargaining unit employees hired on or after September 29, 2008, will receive a defined contribution benefit. The agreement provides for a one-time company paid retirement incentive program offered to eligible employees during 2009 and certain modifications to retiree medical benefits for bargaining unit retirees. These changes led to a remeasurement of the affected plans’ assets and obligations as of January 31, 2009, which increased our unfunded liability for our pension plans by $1.5 million, decreased our liability for the OPEB plans by $32.7 million and led to the immediate recognition of $9.6 million of net non-recurring charges due to a curtailment.
          Due to the recent actions by the Treasury Department expanding the permissible yield curves that can be used for the discount rate, our projected required pension contributions for the fiscal year ended December 31, 2009 are now $82.2 million, as compared to $84.7 million, as disclosed in our 2008 annual report on Form 10-K.
Note 6— Commitments
          Warranty Reserve. We have established a reserve to provide for the estimated future cost of warranties on our delivered products. We periodically review the reserve and adjustments are made accordingly. A provision for warranties on products delivered is made on the basis of our historical experience and specific warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of our agreements include a three-year warranty, although certain programs have warranties up to 20 years.
          During the year ended December 31, 2008, we increased our provisions for warranty by $9.5 million. $8.2 million of that increase was attributable to specific warranty issues identified during 2008. The following table is a roll-forward of amounts accrued for warranty reserve included in Current and Long-term liabilities:

Warranty
Reserve
($ in millions)
Balance at December 31, 2007	$7.2
Warranty costs incurred	(0.6)
Provisions for warranties	9.5

Balance at December 31, 2008	$16.1

Warranty costs incurred	(0.5)
Provisions for warranties	0.1

Balance at March 29, 2009	$15.7

Consolidated Balance Sheet classification
Accrued and other liabilities	$1.5
Other non-current liabilities	$14.2
Note 7— Environmental Contingencies
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

          The acquisition agreement between Northrop Grumman Corporation and Vought transferred certain pre-existing (as of July 24, 2000) environmental liabilities to us. We are liable for the first $7.5 million and 20% of the amount between $7.5 million and $30.0 million for environmental costs incurred relating to pre-existing matters as of July 24, 2000. Pre-existing environmental liabilities exceeding our $12.0 million liability limit remain the responsibility of Northrop Grumman Corporation under the terms of the acquisition agreement, to the extent they are identified within 10 years from the acquisition date. Thereafter, to the extent environmental remediation is required for hazardous materials including asbestos, urea formaldehyde foam insulation or lead-based paints, used as construction materials in, on, or otherwise affixed to structures or improvements on property acquired from Northrop Grumman Corporation, we would be responsible. We have no material outstanding or unasserted asbestos, urea formaldehyde foam insulation or lead-based paint liabilities, including on property acquired from Northrop Grumman Corporation.
          We acquired the Nashville, Tennessee facility from Textron Inc. in 1996. In connection with that acquisition, Textron agreed to indemnify us for up to $60.0 million against any pre-closing environmental liabilities with regard to claims made within ten years of the date on which the facility was acquired, including with respect to a solid waste landfill located onsite that was closed pursuant to a plan approved by the Tennessee Division of Solid Waste Management. Although that indemnity was originally scheduled to expire in August 2006, we believe that the agreement may continue to provide indemnification for certain pre-closing environmental liabilities incurred beyond that expiration date. While there are no currently pending environmental claims relating to the Nashville facility, there is no assurance that environmental claims will not arise in the future, or that such claims will be subject to indemnification.
          The following is a roll-forward of amounts accrued for environmental liabilities included in Current and Long-term liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2007	$3.8
Environmental costs incurred	(0.6)

Balance at December 31, 2008	3.2
Environmental costs incurred	(0.2)

Balance at March 29, 2009	$3.0

Consolidated Balance Sheet classification
Accrued and other liabilities	$0.6
Other non-current liabilities	$2.4

Note 8— Other Non-Current Liabilities
          Other non-current liabilities consisted of the following:

	March 29,	December 31,
	2009	2008
	($ in millions)
Deferred income from the sale of Hawthorne facility (a)	$11.6	$11.6
State of South Carolina grant monies (b)	60.3	61.0
State of Texas grant monies	35.0	35.0
Deferred worker’s compensation	16.0	14.9
Accrued warranties	14.2	15.6
Other	4.3	4.6

Total other non-current liabilities	$141.4	$142.7

(a)	In July 2005, we sold our Hawthorne facility and concurrently signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five-year renewal options. Due to certain contractual obligations, which required our continuing involvement in the facility, this transaction was initially recorded as a financing transaction and not as a sale. The cash received in July 2005 of $52.6 million was recorded as a deferred liability on our balance sheet in other non-current liabilities.

During the fiscal year ended December 31, 2008, we increased the deferred liability balance for a $3.0 million refund from escrow. Additionally, we determined that certain contractual obligations related to the portion of the facility which we have vacated were completed and we recognized $44.0 million of the deferred income balance. We also wrote off the fixed assets related to this portion of the facility resulting in a $1.6 million gain that was recorded in our Consolidated Statement of Operations for the three month period ended September 28, 2008. The $11.6 million liability related to the portion of the Hawthorne facility that we still lease will remain on our balance sheet until the related contractual obligations are fulfilled or the obligations expire.

(b)	With the activation of the South Carolina plant in June 2006, we began recognizing a portion of the State of South Carolina grant monies as a reduction of depreciation expense, which amounted to $0.7 million and $0.8 million for the three months ended March 29, 2009 and March 30, 2008, respectively. Additionally, during the three month period ended March 30, 2008, we made a required distribution of state grant proceeds of $2.4 million to our former joint venture, Global Aeronautica. See Note 12 — Investment in Joint Venture.
Note 9— Income Taxes
          FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Our unrecognized tax benefit position as of December 31, 2008 was $8.2 million and there has not been a material change to that position during the three months ended March 29, 2009.

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
Note 10 — Stockholders’ Equity
          As of March 29, 2009, we maintained two stock option plans and one incentive award plan under which we have issued share-based awards to our employees and our directors.
2001 Stock Option Plan
          During 2001, we adopted the Amended and Restated 2001 Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years, but were subject to accelerated vesting based on the ability to meet company performance targets. The incentive options granted to our employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At March 29, 2009, options granted and outstanding from the 2001 Stock Option Plan to employees and directors amounted to 543,400 shares of which 476,830 are vested and exercisable.
          A summary of stock option activity for the three month period ended March 29, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Options	Price	(in Years)
Outstanding at December 31, 2008	547,100	$15.35
Granted	—	—
Forfeited or expired	(3,700)	10.00
Exercised	—	—

Outstanding at March 29, 2009	543,400	$15.38	3.4

Vested or expected to vest (a)	543,400	$15.38	3.4

Exercisable at March 29, 2009	476,830	$14.74	3.3

Shares Held in Rabbi Trust
          A rabbi trust is a grantor trust, typically established to fund deferred compensation for management. In 2000, we set up a rabbi trust in connection with certain income deferrals made at that time by a number of our then-executives. Shares of company stock were contributed to the rabbi trust in order to fund the obligations to those executives in connection with those deferrals. Our stock held in the trust is recorded at historical cost, and the corresponding deferred compensation liability is recorded at the current fair value of our common stock. Common stock held in the rabbi trust is classified in equity as “Shares held in rabbi trust.” During the three month period ended March 29, 2009, no activity occurred in the rabbi trust account and 158,322 shares remain held in the rabbi trust.

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
Stock Appreciation Rights (SARs)
          A summary of SARs activity for the three month period ended March 29, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	SARs	Price	(in Years)
Outstanding at December 31, 2008	908,450	$10.00	7.9
Granted	—	—
Forfeited or expired	(5,187)	10.00
Exercised	(15,563)	10.00

Outstanding at March 29, 2009	887,700	$10.00	7.7

Vested or expected to vest (a)	744,648	10.00

Exercisable at March 29, 2009	614,832	10.00	7.7

(a)	Represents outstanding SARs reduced by expected forfeitures.
          During the three month period ended March 29, 2009, the exercise of SARs resulted in the issuance of 1,614 shares of common stock.
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

          A summary of RSUs activity for three months ended March 29, 2009 is as follows:

		Grant-date
	RSUs	Fair-Value
Outstanding at December 31, 2008	622,925	$10.65
Granted	2,500	11.96
Forfeited or expired	(9,687)	15.10
Exercised	—	—

Outstanding at March 29, 2009	615,738	$10.58

Vested or expected to vest (a)	543,725

Exercisable at March 29, 2009	177,008	$10.64

(a)	Represents outstanding RSUs reduced by expected forfeitures.
Restricted Shares
          During the three month period ended March 29, 2009, we granted 18,810 restricted shares to outside directors as compensation for their services. These restricted shares are scheduled to vest during 2009. The restricted shares were valued at the most recently obtained fair value of our common stock prior to the date of issuance.

Note 11 — Stock-Based Compensation
          As described in Note 10 — Stockholders’ Equity, we maintain two stock option plans and one incentive award plan under which we have issued equity-based awards to our employees and our directors. During 2009 and 2008, in accordance with SFAS 123(R), we recognized total compensation expense for all awards as follows:

	Stock Compensation Expense
	Three Months Ended
	March 29, 2009	March 30, 2008
	($ in millions)
Stock Options	$—	$—
Stock appreciation rights (SARs)	0.1	0.2
Restricted stock units (RSUs)	0.3	0.3
Restricted shares	0.1	0.1

Total stock compensation expense	$0.5	$0.6

          The terms and assumptions used in calculating stock compensation expense for each category of equity-based awards are included below.
Stock Options
          Stock options have been granted for a fixed number of shares to employees and directors with an exercise price equal to no less than the fair value of the shares at the date of grant. We have adopted SFAS 123(R) Share-based Payment (SFAS 123(R)) and elected to apply the “modified prospective” method. SFAS 123(R) requires us to value stock options granted prior to its adoption under the fair value method and expense these amounts over the stock options’ remaining vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. No additional stock options have been granted since our adoption of SFAS 123(R). The amount of stock compensation expense recorded for stock options during the three month periods ended March 29, 2009 and March 30, 2008 was immaterial.
SARs
          The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model and based on a number of assumptions including expected term, volatility and interest rates. When our SARs were issued in 2006 and 2007, we did not have publicly traded equity and our history was short, so we didn’t have reliable historical data to estimate the expected term effectively. Therefore, in compliance with SAB 107, we used a temporary “simplified method” to estimate our expected term. Based on the guidance of SFAS 123(R), expected volatility was derived from an index of historical volatilities from several companies that conduct business in the aerospace industry. The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. Our estimated forfeiture rate is 26%.
          During the three month periods ended March 29, 2009 and March 30, 2008, no SARs were granted. As of March 29, 2009, we had $0.3 million of unrecognized compensation cost remaining.

RSUs
          The value of each RSU awarded is the same as the most recently obtained fair market value of our common stock prior to the date of grant in accordance with SFAS 123(R). Because we do not have publicly traded equity, an independent third party valuation firm computes the fair market value of our common stock. Our estimated forfeiture rate is 26%. However, no forfeiture rate was used in our calculation of the grants to the CEO and CFO that vest upon the first occurrence of a change in control or a date specified in the agreement, due to our assumption that they will remain employed until the vesting of these awards. As of March 29, 2009, we had $1.5 million of unrecognized compensation cost remaining.
Restricted Shares
          The restricted shares granted during the three month period ended March 29, 2009 are scheduled to vest during 2009. Those shares were valued at the most recently obtained fair value of our common stock prior to the date of issuance.
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
          On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing for $55.0 million in cash and as a result, recorded a $47.1 million gain on the sale during the fiscal year ended December 31, 2008. Our results of operations are no longer impacted by this joint venture.
Note 13 — Long-Term Debt
          On July 2, 2003, we issued $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. We may redeem the notes in full or in part by paying premiums specified in the indenture governing our outstanding Senior Notes. The notes are senior unsecured obligations guaranteed by all of our existing and future domestic subsidiaries. The fair value of our Senior Notes was approximately $155.6 million and $183.6 million as of March 29, 2009 and December 31, 2008, respectively, based on quoted market prices.
          We entered into $650.0 million of senior credit facilities pursuant to a credit agreement dated December 22, 2004. Our senior credit facilities are comprised of a $150.0 million six year revolving loan (“Revolver”), a $75.0 million synthetic letter of credit facility and a $425.0 million seven year term loan B. The term loan amortizes at $1.0 million per quarter with a final payment at the maturity date of December 22, 2011.
          On May 6, 2008, we borrowed an additional $200.0 million of term loans pursuant to our existing senior credit facilities (the “Incremental Facility”). We received net proceeds of approximately $184.6 million from the Incremental Facility net of a $10.0 million original issue discount and $5.4 million of debt origination costs, to be used for general corporate purposes. The interest rates per annum applicable to the Incremental Facility are, at our option, the ABR or Eurodollar Base Rate plus, in each case, an applicable margin equal to 3.00% for ABR loans and 4.00% for Eurodollar Base Rate loans, subject to a Eurodollar Base Rate floor of 3.50%. Our effective interest rate on the Incremental Facility for the three month period ended March 29, 2009 was 10.1%.
          Except for amortization and interest rate, the terms of the Incremental Facility, including mandatory prepayments, representations and warranties, covenants and events of default, are the same as those applicable to the existing term loans under our senior credit facilities and all references to our senior credit facilities shall include the Incremental Facility. The term loans under the Incremental Facility are repayable in equal quarterly installments of $470,000, with the balance due on December 22, 2011.

          On January 31, 2009, under the terms of our credit agreement, we exercised our option to convert $25.0 million of the synthetic letter of credit facility to a term loan. The $25.0 million term loan is subject to the same terms and conditions as the outstanding term loans made as of December 2004. As a result, our current limit under the synthetic letter of credit facility is $50.0 million.
          Our total outstanding long-term debt as of March 29, 2009 was approximately $1,038.1 million, which included $760.6 million incurred under our senior credit facilities and $270.0 million of Senior Notes. The $760.6 million balance under our senior credit facilities reflected on the Consolidated Balance Sheet includes $633.1 million in outstanding term loans, net of $7.5 million of unamortized original issue discount associated with the Incremental Facility and outstanding borrowings of $135.0 million on our revolver. Additionally, we had $49.2 million in outstanding letters of credit under the $50.0 million synthetic letter of credit facility.
Note 14— Related Party Transactions
          A management agreement between us and our controlling stockholder, The Carlyle Group, requires us to pay an annual fee of $2.0 million for various management services. We incurred fees of $0.5 million for the three month periods ended March 29, 2009 and March 30, 2008, respectively.
          Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to long-term contracts. The most recent of these agreements was entered into on December 19, 2007 in connection with the expiration of one of our pre-existing long-term contracts with Wesco, and following a competitive re-procurement of that work package. On September 29, 2006, The Carlyle Group acquired a majority stake in Wesco, and as a result, we are both now under common control of The Carlyle Group through its affiliated funds. In addition, four of our directors, Messrs. Squier, Clare, Palmer and Jumper, also serve on the board of directors of Wesco. The Carlyle Group may indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the three month periods ended March 29, 2009 and March 30, 2008 was approximately $6.1 million and $7.0 million, respectively.
          Additionally, as the result of a competitive procurement, in October 2008, we reached an agreement with Wesco to amend one of the existing long-term contracts with Wesco to include hardware requirements for the Global Hawk program through February 2010. The estimated contract value of that award is approximately $2.5 million through that period.
          We also have an ongoing commercial relationship with Gardner Group Ltd (“Gardner Group”), a supplier of metallic aerostructure details, equipment and engine components to the global aviation industry. Gardner Group currently provides aerospace parts to us. The most recent agreement with the Gardner Group was entered into on November 5, 2007. On November 3, 2008, The Carlyle Group acquired a majority equity interest in the Gardner Group, and as a result, the Gardner Group and our company are both now under common control of The Carlyle Group through its affiliated funds. The Carlyle Group may indirectly benefit from their economic interest in Gardner Group from its contractual relationships with us. The total amount paid to Gardner Group pursuant to our contracts with Gardner Group for the three month period ended March 29, 2009 was $0.2 million.
Note 15— Guarantor Subsidiaries
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

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
March 29, 2009
($ in millions, except share amounts) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$165.3	$0.1	$—	$165.4
Trade and other receivables	139.7	8.5	—	148.2
Intercompany receivable	22.5	8.9	(31.4)	—
Inventories	495.3	15.2	—	510.5
Other current assets	7.8	0.6	—	8.4

Total current assets	830.6	33.3	(31.4)	832.5
Property, plant and equipment, net	470.0	9.4	—	479.4
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	25.5	—	—	25.5
Debt origination costs, net and other assets	11.6	0.1	—	11.7
Investment in affiliated company	77.1	—	(77.1)	—

Total assets	$1,878.8	$106.5	$(108.5)	$1,876.8

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$183.7	$5.4	$—	$189.1
Intercompany payable	8.9	22.5	(31.4)	—
Accrued and other liabilities	63.0	0.2	—	63.2
Accrued payroll and employee benefits	45.7	1.3	—	47.0
Accrued post-retirement benefits-current	42.2	—	—	42.2
Accrued pension-current	0.6	—	—	0.6
Current portion of long-term bank debt	140.9	—	—	140.9
Accrued contract liabilities	164.7	—	—	164.7

Total current liabilities	649.7	29.4	(31.4)	647.7

Long-term liabilities:
Accrued post-retirement benefits	373.6	—	—	373.6
Accrued pension	701.7	—	—	701.7
Long-term bank debt, net of current portion	619.7	—	—	619.7
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	141.4	—	—	141.4

Total liabilities	2,756.1	29.4	(31.4)	2,754.1

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,818,806 issued and outstanding at March 29, 2009	0.3	—	—	0.3
Additional paid-in capital	421.0	80.3	(80.3)	421.0
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Accumulated deficit	(483.4)	(3.2)	3.2	(483.4)
Accumulated other comprehensive loss	(813.6)	—	—	(813.6)

Total stockholders’ equity (deficit)	$(877.3)	$77.1	$(77.1)	$(877.3)

Total liabilities and stockholders’ equity (deficit)	$1,878.8	$106.5	$(108.5)	$1,876.8

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

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Three Months Ended March 29, 2009
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$389.3	$17.0	$(3.7)	$402.6

Costs and expenses

Cost of sales	321.0	15.1	(3.7)	332.4
Selling, general and administrative expenses	36.3	1.2	—	37.5

Total costs and expenses	357.3	16.3	(3.7)	369.9

Operating income	32.0	0.7	—	32.7

Other income (expense)
Interest income	0.2	—	—	0.2
Other loss	—	—	—	—
Interest expense	(15.0)	—	—	(15.0)
Equity in income (loss) of consolidated subsidiaries	0.7	—	(0.7)	—

Income (loss) before income taxes	17.9	0.7	(0.7)	17.9
Income tax expense	—	—	—	—

Net income (loss)	$17.9	$0.7	$(0.7)	$17.9

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Three Months Ended March 30, 2008
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$413.0	$17.5	$(5.1)	$425.4

Costs and expenses
Cost of sales	315.6	15.8	(5.1)	326.3
Selling, general and administrative expenses	53.1	1.2	—	54.3

Total costs and expenses	368.7	17.0	(5.1)	380.6

Operating income (loss)	44.3	0.5	—	44.8

Other income (expense)
Interest income	0.1	—	—	0.1
Equity in loss of joint venture	(0.4)	—	—	(0.4)
Interest expense	(15.8)	—	—	(15.8)
Equity in income (loss) of consolidated subsidiaries	0.5	—	(0.5)	—

Income (loss) before income taxes	28.7	0.5	(0.5)	28.7
Income taxes	—	—	—	—

Net income (loss)	$28.7	$0.5	$(0.5)	$28.7

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Three Months Ended March 29, 2009
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$17.9	$0.7	$(0.7)	$17.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15.5	0.4	—	15.9
Stock compensation expense	0.5	—	—	0.5
Equity in losses of joint venture	—	—	—	—
Loss from asset disposals	—	—	—	—
Income from investments in consolidated subsidiaries	(0.7)	—	0.7	—
Changes in current assets and liabilities:
Trade and other receivables	(8.5)	(1.1)	—	(9.6)
Intercompany accounts receivable	(1.4)	(0.6)	2.0	—
Inventories	(65.0)	(1.1)	—	(66.1)
Other current assets	(3.6)	(0.1)	—	(3.7)
Accounts payable, trade	10.7	1.4	—	12.1
Intercompany accounts payable	0.6	1.4	(2.0)	—
Accrued payroll and employee benefits	(1.4)	(0.3)	—	(1.7)
Accrued and other liabilities	(0.1)	0.1	—	—
Accrued contract liabilities	(36.7)	—	—	(36.7)
Other assets and liabilities—long-term	(2.6)	1.0	—	(1.6)

Net cash provided by (used in) operating activities	(74.8)	1.8	—	(73.0)
Investing activities
Capital expenditures	(6.5)	(1.8)	—	(8.3)

Net cash used in investing activities	(6.5)	(1.8)	—	(8.3)
Financing activities
Proceeds from short-term bank debt	135.0	—	—	135.0
Proceeds from long-term bank debt	25.0	—	—	25.0

Net cash provided by (used in) financing activities	160.0	—	—	160.0

Net increase in cash and cash equivalents	78.7	—	—	78.7
Cash and cash equivalents at beginning of period	86.6	0.1	—	86.7

Cash and cash equivalents at end of period	$165.3	$0.1	$—	$165.4

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Three Months Ended March 30, 2008
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$28.7	$0.5	$(0.5)	$28.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15.6	0.4	—	16.0
Stock compensation expense	0.6	—	—	0.6
Equity in losses of joint venture	0.4	—	—	0.4
Loss from asset disposals	0.3	—	—	0.3
Income from investments in consolidated subsidiaries	(0.5)	—	0.5	—
Changes in current assets and liabilities:
Trade and other receivables	(54.8)	(2.2)	—	(57.0)
Intercompany accounts receivable	(2.7)	(1.2)	3.9	—
Inventories	4.3	—	—	4.3
Other current assets	(4.4)	—	—	(4.4)
Accounts payable, trade	(1.6)	0.1	—	(1.5)
Intercompany accounts payable	1.2	2.7	(3.9)	—
Accrued payroll and employee benefits	(5.1)	0.2	—	(4.9)
Accrued and other liabilities	(8.8)	(0.1)	—	(8.9)
Accrued contract liabilities	19.8	—	—	19.8
Other assets and liabilities—long-term	(8.6)	—	—	(8.6)

Net cash provided by (used in) operating activities	(15.6)	0.4	—	(15.2)
Investing activities
Capital expenditures	(18.2)	(0.8)	—	(19.0)

Net cash used in investing activities	(18.2)	(0.8)	—	(19.0)
Financing activities
Proceeds from short-term bank debt	138.0	—	—	138.0
Payments on short-term bank debt	(138.0)	—	—	(138.0)

Net cash used in financing activities	—	—	—	—

Net decrease in cash and cash equivalents	(33.8)	(0.4)	—	(34.2)
Cash and cash equivalents at beginning of period	75.1	0.5	—	75.6

Cash and cash equivalents at end of period	$41.3	$0.1	$—	$41.4

Note 16— Fair Value Measurements
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
          As of March 29, 2009, we had $165.0 million of short term investments, primarily money market funds, reflected in our cash and cash equivalents balance on our Consolidated Balance Sheet. The fair value determination of this asset involves level 1inputs.
          Our deferred compensation liability to former executives is based on the most recently obtained fair value of our common stock. As of March 29, 2009, the fair value determination of the $1.9 million deferred compensation liability involves level 3 inputs. However, we believe the value of this liability has not substantially changed since December 31, 2008.
Note 17— Comprehensive Income (Loss)
          Comprehensive income (loss) consisted of the following:

	For the Three Months Ended
	March 29,	March 30,
	2009	2008
	($ in millions)
Net income	$17.9	$28.7
Other comprehensive income (loss), net of tax
Pension	11.4	9.9
OPEB	27.0	(2.5)

Total other comprehensive income	$56.3	$36.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our interim unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.
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
          Most of our revenues are generated under long-term contracts. Our customers typically place orders well in advance of required deliveries, which gives us considerable visibility with respect to our future revenues. These advance orders also generally create a significant backlog for us, which was approximately $4.0 billion at March 29, 2009. Our calculation of backlog includes only firm orders for commercial and business jet programs and funded orders for government programs, which causes our backlog to be substantially lower than the estimated aggregate dollar value of our contracts and may not be comparable to others in the industry.
          For our commercial and business jet programs, changes in the economic environment and the financial condition of airlines may cause our customers to increase or decrease deliveries, adjusting firm orders that would affect our backlog. We have received updated delivery schedules from several of our customers who are slowing production rates in 2009 and beyond. Also, to the extent the current global financial crisis continues or worsens, overall demand for our commercial and business aircraft products could continue to decline notwithstanding the growth over the past three years. For our military aircraft programs, the Department of Defense and other government agencies have the right to terminate both our contracts and/or our customers’ contracts either for default or, if the government deems it to be in its best interest, for convenience.

          The market for our commercial, military and business jet programs has historically been cyclical. While the commercial, military and business jet markets experienced a period of increased production over the past few years, as discussed below, unprecedented global market and economic conditions have been challenging with tighter credit conditions and recessions in most major economies expected to continue throughout 2009. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and could continue to have an adverse affect on the demand for our aerostructures by both our commercial customers and the U.S. government. Additionally, continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending could adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs and the liquidity and financial condition of our customers.
          Commercial Aircraft. Sales to the commercial aircraft market are affected by the financial health of the commercial airline industry, passenger and cargo air traffic, the introduction of new aircraft models, and the availability and profile of used aircraft. During the past three years, we have benefited from increased demand for our commercial aircraft products, although our OEMs have begun to reduce delivery rates in response to recent macro-economic conditions.
          Military Aircraft. U.S. national defense spending and procurement funding decisions, global geopolitical conditions, and current operational use of the existing military aircraft fleet drive sales in the military aircraft market. Due to the current and anticipated pace of military operations and the U.S. military’s need to more rapidly repair or replace its existing fleet of equipment, we expect that the demand for our military products should remain strong for the next several years. We believe that this will result in continued growth of our rotorcraft programs which are some of the key equipment being used in military operations. Historically, the majority of our military revenues and a significant portion of our total revenue have been generated from our C-17 program. We currently have a contract from Boeing for the procurement of long-lead material that would support C-17 production through April 2011. The President’s proposed 2010 budget does not include funding for the procurement of new C-17 aircraft. If the Legislature does not choose to add funding for additional C-17 aircraft, our business could be adversely impacted.
          Business Jet Aircraft. Sales to the business jet aircraft market are driven by long-term economic expansion, the increasing inconvenience of commercial airline travel, growing international acceptance and demand for business jet travel, fractional ownership of business jets and the introduction of new business jet models. During the past three years, we have benefited from increased demand for our business jet products although our OEMs have begun to reduce delivery rates in response to recent macro-economic conditions. As a major supplier to the top-selling G350, G450, G500 and G550 and Citation X, we believe we are well positioned to operate in key segments of the business jet market. Nevertheless, the business jet industry is subject to many of the same risks as the commercial aircraft industry and our business has been adversely affected by the current economic turmoil in the U.S. and global economy as demonstrated by recent schedule changes from our business jet customers.
Recent Developments
          Driven by the challenges of the economic environment, Cessna announced on April 29, 2009 that it is suspending development of its Citation Columbus-Model 850 business jet. This suspension is not expected to have a material impact on our results of operations in 2009.

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
          Equity in loss of joint venture. Equity in loss of joint venture reflected our share of the loss from Global Aeronautica, a joint venture in which we formerly participated. As a result of the sale of our equity interest in Global Aeronautica in 2008, our results of operations are no longer impacted by this joint venture.
          Income tax benefit (expense). Income tax benefit (expense) represents federal income tax provided on our net book income. State income tax is included as part of Selling, general and administrative expenses. For a further discussion of our income tax provision, please see
Note 9 — Income Taxes.
Results of Operations

	Three Months	Three Months
	Ended	Ended
	March 29, 2009	March 30, 2008	$ Change
		($ in millions)
Revenue:
Commercial	$180.8	$215.2	$(34.4)
Military	146.2	137.9	8.3
Business Jet	75.6	72.3	3.3

Total revenue	$402.6	$425.4	$(22.8)
Costs and expenses:
Cost of sales	332.4	326.3	6.1
Selling, general and administrative	37.5	54.3	(16.8)

Total costs and expenses	$369.9	$380.6	$(10.7)

Operating income	32.7	44.8	(12.1)
Interest expense, net	(14.8)	(15.7)	0.9
Other (loss)	—	—	—
Equity in loss of joint venture	—	(0.4)	0.4
Income tax expense	—	—	—

Net Income	$17.9	$28.7	$(10.8)

Comparison of Results of Operations for the Three Months Ended March 29, 2009 and March 30, 2008
Revenues. Revenue for the three months ended March 29, 2009 was $402.6 million, a decrease of $22.8 million, or 5%, compared with the same period in the prior year. When comparing the first quarter of 2009 with the same period in the prior year:
•	Commercial revenue decreased $34.4 million, or 16% primarily due to decreased sales for the Boeing 747 program due to the completion of production for the 747-400 model and the transition to the new 747-8 model.

•	Military revenue increased $8.3 million, or 6%, primarily due to increased deliveries on the H-60 and timing of deliveries for the C-17 program.

•	Business Jet revenue increased $3.3 million, or 5%, primarily due to increased deliveries to Gulfstream and increased non-recurring revenue on the Cessna Columbus — Model 850 program.
Operating income. Operating income for the three months ended March 29, 2009 was $32.7 million, a decrease of $12.1 million or 27% compared with $44.8 million for the same period in the prior year. Overall program margins decreased primarily due to the absence in 2009 of the release of $22.6 million of purchase accounting reserves for the 747 program reflecting the scheduled completion of the deliveries for the 747-400 model. In addition, non-recurring costs of $9.6 million were recorded reflecting the impact of the pension and other post-retirement benefits curtailment resulting from the 2009 IAM collective bargaining agreement in Nashville. These items were partially offset by higher margins of $9.5 million on the C-17 program due to performance improvements and a $13.4 million reduction in non-recurring 787 program expenses.
Interest expense, net. Interest expense, net for the three month period ended March 29, 2009 was $14.8 million, a decrease of $0.9 million compared with $15.7 million for the same period in the prior year. Interest expense decreased primarily due to a reduction in the effective interest rate on our variable rate indebtedness partially offset by higher borrowings and related costs under the Incremental Facility.
Critical Accounting Policies
          Our financial statements have been prepared in conformity with US GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates.
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
          Accrued contract liabilities consisted of the following:

	March 29,	December 31,
	2009	2008
	($ in millions)
Advances and progress billings	$156.1	$187.1
Forward loss	—	6.4
Other	8.6	7.9

Total accrued contract liabilities	$164.7	$201.4

Goodwill
          Goodwill by reporting unit is tested for impairment at least annually in accordance with the provisions of SFAS 142. Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that we are a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Since we currently have an accumulated deficit, there have been no impairment charges recognized for the three month periods ended March 29, 2009 and March 30, 2008.
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

Post-Retirement Plans
          The liabilities and net periodic cost of our pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the expected long-term rate of asset return, the assumed average rate of compensation increase and rate of growth for medical costs. The actuarial assumptions used to calculate these costs are reviewed annually or when a remeasurement is necessary. Assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries, as of the measurement date.
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
          The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% and is utilized principally in calculating the PBO and annual pension expense. In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for certain eligible retired employees. Such benefits were unfunded as of December 31, 2008 and March 29, 2009. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.
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
          In accordance with SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) we recognized the funded status of our benefit obligation in our statement of financial position as of December 31, 2008. This funded status was remeasured for some plans as of January 31, 2009. The funded status was measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan. For more information on the impact of this remeasurement, see Note 5 — Pension and Other Post-retirement Benefits.

Recent Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair value at the acquisition date. SFAS No. 141(R) also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. We adopted SFAS No. 141(R) on January 1, 2009. However, it did not have an impact on our financial statements because we have not been involved in any business combinations since our adoption.
          In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). FSP 132(R)-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by FSP 132(R)-1 are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. We adopted FSP 132(R)-1 on January 1, 2009 and will provide the required enhanced disclosures for our pension plan assets in our 2009 annual report on Form 10-K.
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
          We believe our 787 program remains a key driver of our liquidity and working capital requirements as we continue our investment in, and increase our production rate for that program. We have taken a number of actions on the 787 program at our North Charleston facility to reduce our costs and improve our liquidity position. 787 program delays have reduced the expected number of deliveries we will make in the near term and we have slowed our production accordingly. The production levels will be gradually increased during 2009 in order to support Boeing required delivery levels.
          For certain aircraft programs, milestone or advance payments from customers finance working capital, which helps to improve our liquidity. In addition, we may, in the ordinary course of business, settle outstanding claims or other contractual matters with customers or suppliers or we may receive payments for change orders not previously negotiated. Settlement of such matters can have a significant impact on our results of operations and cash flows.
          With respect to the 787 program, we are continuing our discussions with Boeing regarding the payment for work already performed and on future pricing and other compensation considerations with an objective of resolving such considerations in a timely manner. In addition to the ongoing negotiations, we believe we will be able to effectively manage our costs and work with our suppliers to mitigate the impact on our financial position as a result of the 787 program delays. However, any significant future delays could have a material adverse effect on our financial condition, results of operations and cash flows.

          We believe that cash flow from operations and cash and cash equivalents on hand will provide adequate funds for our ongoing working capital expenditures, pension contributions and near term debt service obligations allowing us to meet our current contractual commitments for at least the next twelve months. However, we expect to need additional funding from the customer or other third party sources to continue our participation in the 787 program including future derivatives or other 787 contract modifications requested by Boeing.
          Our pension plan funding obligations also impact our liquidity and capital resources. In our annual report on Form 10-K for the fiscal year ended December 31, 2008, we provided estimates of our pension plan contributions for 2009 – 2013. Our future pension contributions are primarily driven by the funded level of our plans as of December 31 of each fiscal year. One of the primary factors used in determining our liability under our plans for the purpose of those funding requirements is the discount rate. Due to the recent actions by the Treasury Department expanding the permissible yield curves that can be used for the discount rate, our projected required pension contributions are now expected to be lower than we reported in our 2008 annual report on Form 10-K.
          The table below includes our previous projected pension funding requirements disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and our updated expected future pension funding requirements, reflecting the Treasury Department’s changes.
Projected Pension Plan Contributions

		Updated to
	As previously	reflect Treasury
	reported in the	Department
	10-K	changes
	(in Millions)
Projected contributions
2009	84.7	82.2
2010	165.8	98.1
2011	191.7	217.1
2012	174.7	166.8
2013	151.6	153.8

Total 2009-2013	$768.5	$718.0

          Current macro-economic conditions, the current corporate bond rates and the fluctuations in the fair value of our plan assets as a result of the current volatility in global financial markets will continue to impact our required contributions in future periods. However, pending pension funding relief legislation could further reduce our funding requirements.
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
          As of March 29, 2009, our total outstanding long-term debt was approximately $1,038.1 million. This amount includes $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) and $760.6 million incurred under our senior credit facilities.
          On January 31, 2009, under the terms of our senior credit agreement, we exercised our option to convert $25.0 million of the synthetic letter of credit facility to a term loan. The $25.0 million term loan is subject to the same terms and conditions as the outstanding term loans made as of December 2004.

          Following this conversion, the $760.6 million balance under our senior credit facilities reflected on the Consolidated Balance Sheet includes $633.1 million in outstanding term loans, net of $7.5 million of unamortized original issue discount associated with the Incremental Facility and outstanding borrowings of $135.0 million on our revolver. Additionally, we had $49.2 million in outstanding letters of credit under the $50.0 million synthetic letter of credit facility.
          Our outstanding term loans are repayable in equal quarterly installments of approximately $1.5 million with the balance due on December 22, 2011. We are also obligated to pay an annual commitment fee on the unused portion of our revolver of 0.5% or less, based on our leverage ratio.
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
          In October 2008, LCPI, the administrative and collateral agent under our existing senior credit facilities, filed for bankruptcy. In connection with its bankruptcy, we expect that LCPI will resign as administrative and collateral agent under our senior credit facilities and we are currently in the process of working with our lending group to designate a replacement administrative and collateral agent. Additionally, LCPI is currently a lender under our Revolver with a commitment of approximately $15.0 million; however LCPI has not been funding their commitment and we intend to replace LCPI as a lender under our Revolver to the extent we are able to do so given the current condition of the global financial markets.
          Credit Agreements and Debt Covenants. The indenture governing our Senior Notes and our credit agreement contain customary affirmative and negative covenants for facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also requires that we maintain certain financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios, as defined in the agreement, and a limitation on our capital spending levels. The indenture governing our Senior Notes also contains various restrictive covenants, including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of March 29, 2009, we were in compliance with the covenants in the indenture and our credit agreement.
          Our $850.0 million senior credit facilities (including our Incremental Facility) are material to our financial condition and results of operations because those facilities are our primary source of liquidity for working capital. The indenture governing our outstanding Senior Notes is material to our financial condition because it governs a significant portion of our long-term capitalization while restricting our ability to conduct our business.

          Our senior credit facilities use Adjusted EBITDA to determine our compliance with two financial maintenance covenants. See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and reconciliation of that non-GAAP financial measure to net cash provided by (used in) operating activities. We are required not to permit our consolidated total leverage ratio, or the ratio of funded indebtedness (net of cash) at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter, to exceed 4.00:1.00 for fiscal periods ending during 2009, 3.75:1.00 for fiscal 2010 and 3.50:1.00 thereafter. We also are required not to permit our consolidated net interest coverage ratio, or the ratio of Adjusted EBITDA for the twelve months ending on the last day of a quarter to our consolidated net interest expense for the twelve months ending on the same day, to be less than 3.50:1.00 for fiscal periods ending during 2009 and thereafter. Each of these covenants is tested quarterly, and our failure to comply could result in a default and, potentially, an event of default under our senior credit facilities. If not cured or waived, an event of default could result in acceleration of this indebtedness. Our credit facilities also use Adjusted EBITDA to determine the interest rates on our borrowings, which are based on the consolidated total leverage ratio described above. Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our senior credit facilities. Accordingly, a change in our Adjusted EBITDA could increase or decrease our cost of funds. The actual results of the total leverage ratio and net interest coverage ratio for the three month period ended March 29, 2009 were 3.42:1.00 and 4.72:1.00, respectively.
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
          Non-GAAP Financial Measures. Periodically we disclose to investors Adjusted EBITDA, which is a non-GAAP financial measure that our management uses to assess our compliance with the covenants in our senior credit agreement, our ongoing ability to meet our obligations and manage our levels of indebtedness. Adjusted EBITDA is calculated in accordance with our senior credit agreement and includes adjustments that are material to our operations but that our management does not consider reflective of our ongoing core operations. Pursuant to our senior credit agreement, Adjusted EBITDA is calculated by making adjustments to our net income (loss) to eliminate the effect of our (1) net income tax expense, (2) net interest expense, (3) any amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness, (4) depreciation and amortization expense, (5) any extraordinary, unusual or non-recurring expenses or gains/losses (including gains/losses on sales of assets outside of the ordinary course of business, non-recurring expenses associated with the 787 program and certain expenses associated with our facilities consolidation efforts) net of any extraordinary, unusual or non-recurring income or gains, (6) any other non-cash charges, expenses or losses, restructuring and integration costs, (7) stock-option based compensation expenses and (8) all fees and expenses paid pursuant to our Management Agreement with Carlyle. See Note 14 — Related Party Transactions.

          Adjusted EBITDA for the three month period ended March 29, 2009 was $68.2 million, a decrease of $11.1 million from the same period in the prior year. The following table is a reconciliation of the non-GAAP measure from our cash flows from operations:
Reconciliation of Non-GAAP Measure — Adjusted EBITDA

	For the Three Months Ended
	March 29,	March 30,
	2009	2008
Net cash provided by (used in) operating activities	$(73.0)	$(15.2)
Interest expense, net	14.8	15.7
Stock compensation expense	(0.5)	(0.6)
Equity in losses of joint venture	—	(0.4)
Loss from asset sales and other losses	—	(0.3)
Non-cash interest expense	(1.8)	(0.8)
787 tooling amortization	0.5	—
Changes in operating assets and liabilities	107.3	61.2

EBITDA	$47.3	$59.6

Non-recurring investment in Boeing 787 (1)	3.1	16.5
Unusual charges & other non-recurring program costs (2)	7.2	1.9
(Gain) loss on disposal of property, plant and equipment (3)	—	0.3
Pension & OPEB curtailment and non-cash expense (4)	9.6	—
Other (5)	1.0	1.0

Adjusted EBITDA	$68.2	$79.3

(1)	Non recurring investment in Boeing 787—The Boeing 787 program, described elsewhere in this quarterly report, is a significant new program for our operations, and has required substantial start-up costs in recent periods as we built a new facility in South Carolina and invested in new manufacturing technologies dedicated to the program. These start-up investment costs are expensed in our financial statements over several periods due to their magnitude and timing. We expect that our current start-up costs in the Boeing 787 program will decline significantly as the start-up phase of the program and our current related contractual commitments will be substantially completed during the next few months. In the future, subject to potential program modifications by our customer, including development of derivatives and delivery rate increases, we could have additional start-up costs required. Our credit agreement excludes our significant start-up investment in the Boeing 787 program because it represents an unusual significant investment in a major new program that is not indicative of ongoing core operations, and accordingly the investment that has been expensed during the period is added back to Adjusted EBITDA. Also included is our loss in our joint venture with Global Aeronautica. Our share of Global Aeronautica’s net loss was $0.4 million for the three month period ended March 30, 2008. On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing and as a result our adjusted EBITDA calculation for the three month period ended March 29, 2009 was not impacted by this joint venture. For more information, please refer to Note 12 — Investment in Joint Venture to our interim unaudited condensed consolidated financial statements.

(2)	Unusual charges and other non-recurring program costs—Our senior credit agreement excludes our expenses for unusual events in our operations and non-recurring costs that are not indicative of ongoing core operating performance, and accordingly the charges that have been expensed during the period are added back to Adjusted EBITDA.

For the three month periods ended March 29, 2009 and March 30, 2008, we incurred $3.1 million and $1.9 million, respectively, of non-recurring costs primarily related to a facilities rationalization initiative. Additionally, for the three month period ended March 29, 2009, we recognized an additional $3.8 million in non-recurring program costs related to the strike at our Nashville facility and $0.3 million related to Information Systems implementation costs.

(3)	(Gain) Loss on disposal of property, plant and equipment (“PP&E”) and other assets — On occasion, where the asset is no longer needed for our business and ceases to offer sufficient value or utility to justify our retention of the asset, we choose to sell PP&E at a loss. These losses reduce our results of operations for the period in which the asset was sold. Similarly, in some cases, we sell assets at an amount in excess of book value. Our credit agreement provides that those gains and losses are reflected as an adjustment in calculating Adjusted EBITDA.

(4)	Pension and other post-retirement benefits curtailment and non-cash expense related to FAS 87 and FAS 106—The credit agreement allows us to remove non-cash benefit expenses, so to the extent that the recorded expense exceeds the cash contributions to the plan it is reflected as an adjustment in calculating Adjusted EBITDA. During the three month period ended March 29, 2009, we recognized $9.6 million curtailment resulting from the new IAM collective bargaining agreement. For more information, please refer to Note 5 — Pension and Other Post-Retirement Benefits to our interim unaudited condensed consolidated financial statements.

(5)	Other—Includes non-cash stock expense and related party management fees. Our credit agreement provides that these expenses are reflected as an adjustment in calculating Adjusted EBITDA.
          We believe that each of the adjustments made in order to calculate Adjusted EBITDA is meaningful to investors because it gives them the ability to assess our compliance with the covenants in our senior credit agreement, our ongoing ability to meet our obligations and manage our levels of indebtedness.
          The use of Adjusted EBITDA as an analytical tool has limitations and you should not consider it in isolation, or as a substitute for analysis of our results of operations as reported in accordance with US GAAP. Some of these limitations are:
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

          Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or as an alternative to net income or cash flow from operations determined in accordance with US GAAP. Management compensates for these limitations by not viewing Adjusted EBITDA in isolation, and specifically by using other US GAAP measures, such as cash flow provided by (used in) operating activities and capital expenditures, to measure our liquidity. Our calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.
Cash Flow Summary

	For the Three Months Ended
	March 29,	March 30,
	2009	2008	Change
	($ in millions)
Net income (loss)	$17.9	$28.7	$(10.8)
Non-cash items	16.4	17.3	(0.9)
Changes in working capital	(107.3)	(61.2)	(46.1)

Net cash used in operating activities	(73.0)	(15.2)	(57.8)
Net cash used in investing activities	(8.3)	(19.0)	10.7
Net cash provided by financing activities	160.0	—	160.0

Net increase (decrease) in cash and cash equivalents	78.7	(34.2)	112.9
Cash and cash equivalents at beginning of period	86.7	75.6	11.1

Cash and cash equivalents at end of period	$165.4	$41.4	$124.0

          Net cash used in operating activities for the three month period ended March 29, 2009 was $73.0 million, a change of $57.8 million compared to cash used of $15.2 million for the same period in 2008. The change primarily resulted from timing of payments received from customers. .
          Net cash provided by investing activities for the three months ended March 29, 2009 was $8.3 million, a change of $10.7 million compared to net cash used in investing activities of $19.0 million for the same period in 2008. This improvement is due to fewer capital expenditures during 2009.
          Net cash provided by financing activities for the three months ended March 29, 2009 was $160.0 million. This resulted from $135.0 million in outstanding borrowings under our revolver and the exercise of our option to convert $25.0 million of the synthetic letter of credit facility to a term loan.
Off-Balance Sheet Arrangements
      We have not entered into any off-balance sheet arrangements as of March 29, 2009.

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
          Trade accounts receivable include amounts billed and currently due from customers, amounts currently due but, not yet billed, certain estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. We continuously monitor collections and payments from customers. Based upon experience and any specific customer collection issues that have been identified, we record a provision for estimated credit losses, as deemed appropriate.
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
          Our suppliers’ failure to provide acceptable raw materials, components, kits and subassemblies could adversely affect our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with such supply base reliance. We utilize a range of long-term agreements and strategic aggregated sourcing to optimize procurement expense and supply risk related to our raw materials.
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

          Management performs a sensitivity analysis to determine how market interest rate changes will affect the fair value of any market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market interest rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $633.1 million of long-term, variable rate debt currently outstanding under our senior credit facilities. A one-percentage point increase in interest rates on our long-term variable-rate indebtedness would decrease our annual pre-tax income by approximately $6.3 million. Additionally, the $135.0 million outstanding under our revolving credit facility is subject to the same type of variable rate risks. All of our remaining debt is at fixed rates; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
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
Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting during the quarter ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
          There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          During the three month period ended March 29, 2009, we issued an aggregate of 18,810 shares of our common stock or less than 1% of the aggregate amount of common stock outstanding, to our members of our Board of Directors in reliance on Section 4(2) of the Securities Act.
          During the three month period ended March 29, 2009, we issued an aggregate of (i) 1,614 shares of our common stock in connection with the exercise of SARs originally granted in accordance with Rule 701 of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5. OTHER INFORMATION
Item 5.02. Departure of Certain Directors or Certain Officers; Appointment of Certain Officers.
          On May 4, 2009, the Company appointed Mark F. Jolly, age 48, as Principal Accounting Officer, succeeding Wendy G. Hargus who has served as the Company’s Interim Principal Accounting Officer since 2006. Ms. Hargus will continue to serve the Company in her roles as Corporate Treasurer and Division Financial Officer of the Company’s Integrated Aerosystems Division.
          Mr. Jolly has served as Vought’s Corporate Controller since joining the Company on February 4, 2009. From July 2008 until joining the Company in February 2009, Mr. Jolly was a partner of Tatum, LLC, where he provided clients with financial leadership and other project-specific services in the areas of financial controls, mergers and acquisitions. From September 2006 to November 2007, Mr. Jolly served as Corporate Vice President, Principal Accounting Officer and Global Controller of Thermadyne Holdings Corporation where he was responsible for all accounting, financial and SEC reporting functions. From August 2005 until September 2006, Mr. Jolly served as Chief Financial Officer of idX Corporation, where his responsibilities included oversight of IdX’s accounting, financial, treasury and information technology departments. From October 2000 until June 2005, Mr. Jolly served as Global Controller for Koch Industries, Inc. in the areas of accounting, finance and information technology, and from June 1986 through September 2000 Mr. Jolly worked for General Dynamics Corporation in a variety of finance related roles of increasing responsibility. Mr. Jolly began his career with Price Waterhouse in 1982. Mr. Jolly is a Certified Public Accountant, and has an undergraduate degree in Business Administration — Accounting & Finance from Central Missouri State University in 1982.
          Mr. Jolly entered into an employment agreement with the Company on February 4, 2009, filed herewith as Exhibit 10.1. There is no other arrangement or understanding between Mr. Jolly and any other person pursuant to which he was selected to become Principal Accounting Officer of the Company, nor are there any transactions between the Company and Mr. Jolly that are reportable under Item 404(a) of Regulation S-K. No “family relationship,” as that term is defined in Item 401(d) of Regulation S-K, exists among Mr. Jolly and any director, nominee for election as a director or executive officer of the Company.
ITEM 6. EXHIBITS
(a) Exhibits

(10.1)*	Employment agreement between Vought Aircraft Industries, Inc. and Mark Jolly dated February 4, 2009

(31.1)*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.
(Registrant)

May 7, 2009 (Date)	/s/ KEITH HOWE Vice President and Chief Financial Officer

May 7, 2009 (Date)	/s/ MARK JOLLY Principal Accounting Officer