Form 10-Q
period 2009-06-28
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2009-08-11
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at August 11, 2009 was 24,818,806.

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

PART I — FINANCIAL INFORMATION
ITEM 1. INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
(dollars in millions, except par value per share )

	June 28,
	2009	December 31,
	(unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$124.8	$86.7
Trade and other receivables	160.0	138.6
Inventories	544.9	444.4
Other current assets	6.5	4.7

Total current assets	836.2	674.4

Property, plant and equipment, net	477.7	484.3
Goodwill	527.7	527.7
Identifiable intangible assets, net	23.8	27.2
Debt origination costs, net and other assets	10.5	14.0

Total assets	$1,875.9	$1,727.6

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$156.0	$177.0
Accrued and other liabilities	78.8	63.7
Accrued payroll and employee benefits	46.2	48.7
Accrued post-retirement benefits-current	42.2	42.0
Accrued pension-current	0.6	0.3
Current portion of long-term bank debt	140.9	5.9
Accrued contract liabilities	176.1	201.4

Total current liabilities	640.8	539.0
Long-term liabilities:
Accrued post-retirement benefits	371.2	405.3
Accrued pension	682.4	710.7
Long-term bank debt, net of current portion	618.9	594.0
Long-term bond debt	270.0	270.0
Other non-current liabilities	136.7	142.7

Total liabilities	2,720.0	2,661.7

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,818,806 and 24,798,382 issued and outstanding at June 28, 2009 and December 31, 2008, respectively	0.3	0.3
Additional paid-in capital	421.7	420.5
Shares held in rabbi trust	(1.6)	(1.6)
Accumulated deficit	(459.3)	(501.3)
Accumulated other comprehensive loss	(805.2)	(852.0)

Total stockholders’ equity (deficit)	$(844.1)	$(934.1)

Total liabilities and stockholders’ equity (deficit)	$1,875.9	$1,727.6

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
(unaudited, in millions)

	For the Three Months Ended		For the Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Revenue	$491.5	$480.7	$894.1	$906.1

Costs and expenses

Cost of sales	422.2	377.1	754.6	703.4

Selling, general and administrative expenses	36.6	55.7	74.1	110.0

Total costs and expenses	458.8	432.8	828.7	813.4

Operating income	32.7	47.9	65.4	92.7

Other income (expense)
Interest income	0.2	0.9	0.4	1.0
Other gain (loss)	—	47.1	—	47.1
Equity in loss of joint venture	—	(0.2)	—	(0.6)
Interest expense	(8.8)	(16.4)	(23.8)	(32.2)

Income before income taxes	24.1	79.3	42.0	108.0
Income tax expense	—	—	—	—

Net income	$24.1	$79.3	$42.0	$108.0

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended
	June 28,	June 29,
	2009	2008
Operating activities
Net income	$42.0	$108.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35.5	32.8
Stock compensation expense	0.7	1.4
Equity in losses of joint venture	—	0.6
(Gain) Loss from asset disposals	1.9	(48.5)
Changes in current assets and liabilities:
Trade and other receivables	(21.4)	(39.8)
Inventories	(100.5)	26.4
Other current assets	(1.8)	(3.1)
Accounts payable, trade	(21.0)	(38.1)
Accrued payroll and employee benefits	(2.5)	(3.3)
Accrued and other liabilities	16.1	(5.6)
Accrued contract liabilities	(25.3)	(45.2)
Other assets and liabilities—long-term	(18.8)	(23.3)

Net cash provided by (used in) operating activities	(95.1)	(37.7)
Investing activities
Capital expenditures	(25.3)	(32.8)
Proceeds from sale of joint venture	—	55.0

Net cash provided by (used in) investing activities	(25.3)	22.2
Financing activities
Proceeds from short-term bank debt	135.0	153.0
Payments on short-term bank debt	—	(153.0)
Proceeds from long-term bank debt	25.0	184.6
Payments on long-term bank debt	(1.5)	(1.0)
Proceeds from sale of common stock	—	0.1

Net cash provided by (used in) financing activities	158.5	183.7

Net increase (decrease) in cash and cash equivalents	38.1	168.2
Cash and cash equivalents at beginning of period	86.7	75.6

Cash and cash equivalents at end of period	$124.8	$243.8

See accompanying notes

Vought Aircraft Industries, Inc.
Notes to the Interim Unaudited Condensed Consolidated Financial Statements
Period Ending June 28, 2009
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
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for interim periods. The results of operations for the three and six month periods ended June 28, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2009.
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

Note 2 — Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. We adopted SFAS No. 141(R) on January 1, 2009. However, it did not have an impact on our financial statements because we have not been involved in any business combinations since our adoption.
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
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). We adopted SFAS No. 165 for our fiscal period ending June 28, 2009. SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity is required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. We have evaluated subsequent events through the date of issuance of our interim, unaudited, condensed consolidated financial statements on August 11, 2009. No material subsequent events have occurred except as discussed in Note 19 — Subsequent Events.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS No. 168). The FASB Accounting Standards Codification (the Codification) will become the source of authoritative U.S. generally accepted accounting principles (US GAAP). The Codification changes the referencing of financial standards and is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP. We believe SFAS No. 168 will only change the references that are included in our annual and quarterly reports.

Note 3 — Inventories
     Costs included in inventory consist of all direct production costs, manufacturing and engineering overhead, production tooling costs and certain general and administrative expenses.
     Inventories consisted of the following:

	June 28,	December 31,
	2009	2008
	(in millions)
Production costs of contracts in process	$1,179.3	$998.1
Finished goods	2.8	2.9
Less: unliquidated progress payments	(637.2)	(556.6)

Total inventories	$544.9	$444.4

     As of June 28, 2009, the inventory balance for the 787 program was $136.7 million, net of unliquidated progress payments of $364.5 million. Following the end of that fiscal period, the inventory balance was sold to a subsidiary of Boeing in connection with the agreement to sell our 787 business (discussed in Note 19 — Subsequent Events) entered into on July 6, 2009.
     Our inventory balance as of December 31, 2008 was impacted by the release of purchase accounting reserves of $22.6 million for the Boeing 747 program during the six month period ended June 29, 2008, to reflect the completion of the deliveries for the 747-400 model. They were released from inventory and accrued contract liabilities to income through the Cost of Sales caption in our Consolidated Statement of Operations, increasing our reported income for the period. Additionally, we accelerated the useful life of an intangible asset associated with the 747 program for the same reason. Refer to Note 4 — Goodwill and Intangible Assets for disclosure of the impact of the change in useful life.
Note 4 — Goodwill and Intangible Assets
     Goodwill is tested for impairment, at least annually, in accordance with the provisions of SFAS 142 Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. In connection with the sale of our 787 business that occurred subsequent to the end of the period (discussed in Note 19 — Subsequent Events), a portion of our goodwill balance will be allocated to that business based on the relative fair value of its assets. We will also perform an interim impairment test of our remaining Goodwill balance. However, because we will continue to have an accumulated deficit, we do not anticipate recognizing any impairment charges.
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

     Identifiable intangible assets consisted of the following:

	June 28,	December 31,
	2009	2008
	(in millions)
Programs and contracts	$137.3	$137.3
Less: accumulated amortization	(113.5)	(110.1)

Identifiable intangible assets, net	$23.8	$27.2

     During the six month period ended June 29, 2008, we made a change to the estimated useful life of an intangible asset associated with our 747 program to reflect a change in the estimated period during which the remaining deliveries of the 747-400 model would be made. This change in estimate resulted in an additional $1.2 million recorded to selling, general and administrative expenses during the six month period ended June 29, 2008. Including this change, scheduled remaining amortization of identifiable intangible assets as of June 28, 2009 is as follows:

(in millions)
2009	$3.4
2010	4.8
2011	2.1
2012	2.1
2013	2.1
Thereafter	9.3

Total remaining amortization of identifiable intangible assets	$23.8

Note 5 — Pension and Other Post-retirement Benefits
     The components of net periodic benefit cost for our pension plans and other post-retirement benefit plans were as follows:

	Pension Benefits				Other Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Components of net periodic benefit cost (income):
Service cost	$4.7	$4.7	$8.7	$9.5	$0.9	$1.2	$1.9	$2.5
Interest cost	29.2	27.5	57.4	54.8	6.3	7.2	12.7	14.9
Expected return on plan assets	(31.3)	(31.0)	(62.7)	(62.1)	—	—	—	—
Amortization of net (gain) loss	11.4	6.9	21.2	13.8	0.3	1.4	0.7	2.7
Amortization of prior service cost	3.1	2.9	6.2	5.9	(6.4)	(5.4)	(12.5)	(9.2)
Prior service costs recognized — curtailment	—	—	1.8	—	—	—	(0.2)	—
Plan settlement or curtailment (gain) loss (a)	—	—	4.6	—	—	—	3.4	—

Net periodic benefit cost	$17.1	$11.0	$37.2	$21.9	$1.1	$4.4	$6.0	$10.9

Defined contribution plans cost	$5.0	$4.6	$9.6	$9.3

We periodically experience events or take actions that affect our benefit plans. Some of these events or actions require remeasurements and result in special charges. The following summarizes the key events that affect our net periodic benefit cost and obligations:
•	During February and April of 2008, two of our union represented groups ratified new collective bargaining agreements. Those agreements each provide for a freeze in pension benefit accruals, effective December 31, 2008, for bargaining unit employees who, as of December 31, 2007, had less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any employees hired on or after March 1, 2008 for the first group and April 1, 2008 for the second group, receive a defined contribution benefit. The agreements provided for a one-time retirement incentive program offered to eligible employees during 2008. The agreements also provide for certain modifications to the retiree medical benefits for bargaining unit retirees and eliminated retiree medical coverage for any bargaining unit employees hired on or after January 1, 2008.

•	Also, during the six months ended June 29, 2008, we announced amendments to medical plans for two groups of non-represented, current retirees. Effective January 1, 2008, medical coverage for participants in those two groups is eliminated at age 65 and replaced with a fixed monthly stipend.

•	The aforementioned changes in 2008 led to remeasurement of affected plans’ assets and obligations as of March 31, 2008, which resulted in a $14.9 million increase in unfunded liability for the affected pension plans and a $44.1 million decrease in liability for the affected OPEB plans. These impacts were recorded in the three month period ended June 29, 2008.

•	During January of 2009, the IAM-represented employees at our Nashville facility ratified a new collective bargaining agreement. That agreement provides for certain benefit changes, including a freeze in pension benefit accruals, effective June 30, 2009, for bargaining unit employees who, as of that date, have less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any bargaining unit employees hired on or after September 29, 2008, will receive a defined contribution benefit. The agreement provides for a one-time company paid retirement incentive program offered to eligible employees during 2009 and certain modifications to retiree medical benefits for bargaining unit retirees. These changes led to a remeasurement of the affected plans’ assets and obligations as of January 31, 2009, which increased our unfunded liability for the pension plan by $1.5 million, decreased our liability for the OPEB plan by $32.7 million and led to the immediate recognition of $9.6 million of net non-recurring charges due to a curtailment.
     Due to the recent actions by the U.S. Treasury Department expanding the permissible yield curves that can be used for the discount rate, our projected required pension contributions for the fiscal year ended December 31, 2009 are now $82.2 million, as compared to $84.7 million, as disclosed in our 2008 annual report on Form 10-K.
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
     During the year ended December 31, 2008, we increased our provisions for warranty by $9.5 million. Of that increase, $8.2 million was attributable to specific warranty issues identified during 2008. The following table is a roll-forward of amounts accrued for warranty reserve included in Current and Long-term liabilities:

Warranty
Reserve
($ in millions)
Balance at December 31, 2007	$7.2
Warranty costs incurred	(0.6)
Provisions for warranties	9.5

Balance at December 31, 2008	$16.1

Warranty costs incurred	(1.2)
Provisions for warranties	0.3

Balance at June 28, 2009	$15.2

Consolidated Balance Sheet classification
Accrued and other liabilities	1.5
Other non-current liabilities	13.7
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
     The following is a roll-forward of amounts accrued for environmental liabilities included in Current and Long-term liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2007	$3.8
Environmental costs incurred	(0.6)

Balance at December 31, 2008	3.2
Environmental costs incurred	(0.3)

Balance at June 28, 2009	$2.9

Consolidated Balance Sheet classification
Accrued and other liabilities	0.6
Other non-current liabilities	2.3

Note 8 — Other Non-Current Liabilities
     Other non-current liabilities consisted of the following:

	June 28,	December 31,
	2009	2008
	(in millions)
Deferred income from the sale of Hawthorne facility (a)	$11.6	$11.6
State of South Carolina grant monies (b)	59.5	61.0
State of Texas grant monies ( c)	32.9	35.0
Accrued worker’s compensation	14.6	14.9
Accrued warranties	13.7	15.6
Other	4.4	4.6

Total other non-current liabilities	$136.7	$142.7

(a)	In July 2005, we sold our Hawthorne facility and concurrently signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five-year renewal options. Due to certain contractual obligations, which required our continuing involvement in the facility, this transaction was initially recorded as a financing transaction and not as a sale. The cash received in July 2005 of $52.6 million was recorded as a deferred liability on our balance sheet in other non-current liabilities.

During the fiscal year ended December 31, 2008, we increased the deferred liability balance for a $3.0 million refund from escrow. Additionally, we determined that certain contractual obligations related to the portion of the facility which we have vacated were completed and we recognized $44.0 million of the deferred income balance. We also wrote off the fixed assets related to this portion of the facility resulting in a $1.6 million gain that was recorded in our Consolidated Statement of Operations for the three month period ended September 28, 2008. The $11.6 million liability related to the portion of the Hawthorne facility that we continue to lease will remain on our balance sheet until the related contractual obligations are fulfilled or the obligations expire.

(b)	With the activation of the South Carolina plant in June 2006, we began recognizing a portion of the State of South Carolina grant monies as a reduction of depreciation expense, which amounted to $1.6 million and $1.7 million for the six months ended June 28, 2009 and June 29, 2008, respectively. Additionally, during the six month period ended June 29, 2008, we made a required distribution of state grant proceeds of $2.4 million to our former joint venture, Global Aeronautica. See Note 12 — Investment in Joint Venture. Our liability under this grant was assumed by a subsidiary of Boeing in connection with the agreement to sell our 787 business (discussed in Note 19 — Subsequent Events) entered into on July 6, 2009.

(c)	We reclassified $2.1 million related to the Texas grant to the Accrued and Other Liabilities caption in our Consolidated Balance Sheet due to a potential repayment of grant funds in 2010 based on the agreement. The liability reclass is an estimate as no payments are due as of June 28, 2009.

Note 9 — Income Taxes
     FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Our unrecognized tax benefit position as of December 31, 2008 was $8.2 million and there has not been a material change to that position during the six months ended June 28, 2009.
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
Note 10 — Stockholders’ Equity
     As of June 28, 2009, we maintained a stock option plan and an incentive award plan under which we have issued share-based awards to our employees and our directors.
2001 Stock Option Plan
     During 2001, we adopted the Amended and Restated 2001 Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years, but were subject to accelerated vesting based on the ability to meet company performance targets. The incentive options granted to our employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At June 28, 2009, options granted and outstanding from the 2001 Stock Option Plan to employees and directors amounted to 537,900 shares of which 472,030 are vested and exercisable.
     A summary of stock option activity for the three month period ended June 28, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Options	Price	(in Years)

Outstanding at December 31, 2008	547,100	$15.35
Granted	—	—
Forfeited or expired	(9,200)	10.00
Exercised	—	—

Outstanding at June 28, 2009	537,900	$15.44	3.1

Vested or expected to vest (a)	537,900	$15.44	3.1

Exercisable at June 28, 2009	472,030	$14.79	3.1

(a)	Represents outstanding options reduced by expected forfeitures. Expected forfeitures assumed under SFAS 123 were zero.

Shares Held in Rabbi Trust
     A rabbi trust is a grantor trust, typically established to fund deferred compensation for management. In 2000, we established a rabbi trust in connection with certain income deferrals made at that time by a number of our then-executives. Shares of company stock were contributed to the rabbi trust in order to fund the obligations to those executives in connection with those deferrals. Our stock held in the trust is recorded at historical cost, and the corresponding deferred compensation liability is recorded at the current fair value of our common stock. Common stock held in the rabbi trust is classified in equity as “Shares held in rabbi trust.” During the three month period ended June 28, 2009, no activity occurred in the rabbi trust account and 158,322 shares remain held in the rabbi trust.
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
Stock Appreciation Rights (SARs)
     A summary of SARs activity for the six month period ended June 28, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	SARs	Price	(in Years)

Outstanding at December 31, 2008	908,450	$10.00	7.9
Granted	—	—
Forfeited or expired	(7,687)	10.00
Exercised	(15,563)	10.00

Outstanding at June 28, 2009	885,200	$10.00	7.5

Vested or expected to vest (a)	764,706	10.00

Exercisable at June 28, 2009	613,582	10.00	7.4

(a)	Represents outstanding SARs reduced by expected forfeitures.
     During the six month period ended June 28, 2009, the exercise of SARs resulted in the issuance of 1,614 shares of common stock.
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

     A summary of RSUs activity for the six months ended June 28, 2009 is as follows:

		Grant-date
	RSUs	Fair-Value

Outstanding at December 31, 2008	622,925	$10.65
Granted	7,500	9.76
Forfeited or expired	(10,937)	14.38
Exercised	—	—

Outstanding at June 28, 2009	619,488	$10.57

Vested or expected to vest (a)	557,729

Vested at June 28, 2009	176,384	$10.65

(a)	Represents outstanding RSUs reduced by expected forfeitures.
Restricted Shares
     During the six month period ended June 28, 2009, we granted 18,810 restricted shares to outside directors as compensation for their services. These restricted shares are scheduled to vest during 2009. The restricted shares were valued based on the estimated fair value of our common stock on the date of issuance.
Note 11 — Stock-Based Compensation
     As described in Note 10 — Stockholders’ Equity, we maintain a stock option plan and an incentive award plan under which we have issued equity-based awards to our employees and our directors. During 2009 and 2008, in accordance with SFAS 123(R), we recognized total compensation expense for all awards as follows:

	Stock Compensation Expense
	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
		(in millions)
Stock Options	$—	$—	$—	$—
Rabbi Trust	(0.5)	—	(0.5)	—
Stock appreciation rights (SARs)	0.1	0.2	0.2	0.4
Restricted stock units (RSUs)	0.3	0.5	0.6	0.9
Restricted shares	—	0.1	0.1	0.1

Stock compensation expense, gross	(0.1)	0.8	0.4	1.4

Change in forfeiture estimate	0.3	—	0.3	—

Stock compensation expense, net	$0.2	$0.8	$0.7	$1.4

     The terms and assumptions used in calculating stock compensation expense for each category of equity-based awards are included below.

Stock Options
     Stock options have been granted for a fixed number of shares to employees and directors with an exercise price equal to no less than the fair value of the shares at the date of grant. We have adopted SFAS 123(R) Share-based Payment (SFAS 123(R)) and elected to apply the “modified prospective” method. SFAS 123(R) requires us to value stock options granted prior to its adoption under the fair value method and expense these amounts over the stock options’ remaining vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. No additional stock options have been granted since our adoption of SFAS 123(R). The amount of stock compensation expense recorded for stock options during the three and six month periods ended June 28, 2009 and June 29, 2008 was immaterial.
Shares Held in Rabbi Trust
     During the three month period ended June 28, 2009, we reversed previously recorded stock compensation expense, included in general and administrative expense, to reflect the impact of an estimated decrease in the fair value of our common stock. This decrease in value resulted in an increase to our accrued payroll and employee benefits line item on our balance sheet.
SARs
     The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model and based on a number of assumptions including expected term, volatility and interest rates. Because we do not have publicly traded equity or reliable historical data to estimate the expected term of the SARs, in compliance with SAB 107, we used a temporary “simplified method” to estimate our expected term. Based on the guidance of SFAS 123(R), expected volatility was derived from an index of historical volatilities from several companies that conduct business in the aerospace industry. The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. Our estimated forfeiture rate was 26% as of June 29, 2008 but was adjusted to 22% during the three month period ended June 28, 2009.
     During the six month periods ended June 28, 2009 and June 29, 2008, no SARs were granted. As of June 28, 2009, we had $0.2 million of unrecognized compensation expense remaining.
RSUs
     The value of each RSU awarded is based on the estimated fair value of our common stock on the date of issuance in accordance with SFAS 123(R). Because we do not have publicly traded equity, we use an independent third party valuation firm to compute the fair market value of our common stock. Our estimated forfeiture rate was 26% as of June 29, 2008 but was adjusted to 22% during the three month period ended June 28, 2009. However, no forfeiture rate was used in our calculation of the grants to the CEO and CFO that vest upon the first occurrence of a change in control or a date specified in the agreement, due to our assumption that they will remain employed until the vesting of these awards. As of June 28, 2009, we had $1.3 million of unrecognized compensation expense remaining.
Restricted Shares
     The restricted shares granted during the six month period ended June 28, 2009 are scheduled to vest during 2009. Those shares were valued based on the estimated fair value of our common stock on the date of issuance.

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
Note 13 — Long-Term Debt
     Our total outstanding long-term debt as of June 28, 2009 was $1,036.6 million which included $759.8 million incurred under our senior credit facilities and $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”). The $759.8 million balance under our senior credit facilities reflected on the Consolidated Balance Sheet includes $631.6 million in outstanding term loans, net of $6.8 million of unamortized original issue discount associated with the Incremental Facility and outstanding borrowings of $135.0 million on our revolver. Additionally, we had $48.5 million in outstanding letters of credit under the $50.0 million synthetic letter of credit facility. The revolver was classified as a current liability as we had the intent and ability to repay it within 12 months. The following paragraphs include further details on the components of the Long-term debt balances in our Consolidated Balance Sheet.
     On July 2, 2003, we issued $270.0 million of Senior Notes with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. We may redeem the notes in full or in part by paying premiums specified in the indenture governing our outstanding Senior Notes. The notes are senior unsecured obligations guaranteed by all of our existing and future domestic subsidiaries. The fair value of our Senior Notes was approximately $172.8 million and $183.6 million as of June 28, 2009 and December 31, 2008, respectively, based on quoted market prices.
     We entered into $650.0 million of senior credit facilities pursuant to a credit agreement dated December 22, 2004 (“Credit Agreement”). Upon issuance, our senior credit facilities were comprised of a $150.0 million six year revolving loan (“Revolver”), a $75.0 million synthetic letter of credit facility and a $425.0 million seven year term loan B. Initially, the seven year term loan B amortized at $1.0 million per quarter with a final payment at the maturity date of December 22, 2011.
     On May 6, 2008, we borrowed an additional $200.0 million of term loans pursuant to our existing senior credit facilities (the “Incremental Facility”). We received net proceeds of approximately $184.6 million from the Incremental Facility net of a $10.0 million original issue discount and $5.4 million of debt origination costs, to be used for general corporate purposes. The interest rates per annum applicable to the Incremental Facility were, at our option, the ABR or Eurodollar Base Rate plus, in each case, an applicable margin equal to 3.00% for ABR loans and 4.00% for Eurodollar Base Rate loans, subject to a Eurodollar Base Rate floor of 3.50%. Our effective interest rates on the Incremental Facility for the three and six month periods ended June 28, 2009 were 10.3% and 10.2%, respectively.
     Except for amortization and interest rate, the terms of the Incremental Facility, upon issuance, including mandatory prepayments, representations and warranties, covenants and events of default, were the same as those applicable to the existing term loans under our senior credit facilities and all references to our senior credit facilities included the Incremental Facility. The term loans under the Incremental Facility were initially repayable in equal quarterly installments of $470,000, with the balance due on December 22, 2011.
     On January 31, 2009, under the terms of our credit agreement, we exercised our option to convert $25.0 million of the synthetic letter of credit facility to a term loan. The $25.0 million term loan is subject to the same terms and conditions as the outstanding term loans made as of December 2004. As a result, our current limit under the synthetic letter of credit facility was $50.0 million.

     On July 30, 2009 we entered into an Amendment to our Credit Agreement (“Amendment”) which modifies the Credit Agreement to allow, among other things, the sale of our 787 business (discussed in Note 19 — Subsequent Events) and provides for use of cash proceeds from the transaction to pay down $355.0 million of term loans outstanding. The Amendment also converts the synthetic letter of credit portion of the current agreement into additional term loan of $50.0 million all of which will be used as cash collateral for previously issued letters of credit for so long as those letters of credit remain outstanding. In addition, we are reducing the revolving commitments under the agreement to $100.0 million and are using a portion of the proceeds to repay the outstanding revolver amounts of $135.0 million. Following this transaction and a $1.5 million payment on June 30, 2009, our total long-term debt outstanding is $595.1 million including $270.0 million of Senior Notes and $325.1 million of term loans related to this agreement. Also included in the amendment was an agreement to increase the interest rate on all loans to LIBOR plus a margin of 4.00%, with a minimum LIBOR floor of 3.50%.
Note 14 — Related Party Transactions
     A management agreement between us and our controlling stockholder, The Carlyle Group, requires us to pay an annual fee of $2.0 million for various management services. We incurred fees of $0.5 million and $1.0 million for the three and six month periods ended June 28, 2009 and June 29, 2008, respectively. The Carlyle Group also serves, in return for additional fees, as our financial advisor or investment banker for mergers, acquisitions, dispositions and other strategic and financial activities. In connection with the sale of our 787 business (discussed in Note 19 — Subsequent Events), we have paid approximately $3.0 million to The Carlyle Group subsequent to the end of the period.
     Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to long-term contracts. The most recent of these agreements was entered into on December 19, 2007 in connection with the expiration of one of our pre-existing long-term contracts with Wesco, and following a competitive re-procurement of that work package. On September 29, 2006, The Carlyle Group acquired a majority stake in Wesco, and as a result, we are both now under common control of The Carlyle Group through its affiliated funds. In addition, four of our directors, Messrs. Squier, Clare, Palmer and Jumper, also serve on the board of directors of Wesco. The Carlyle Group may indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the three month periods ended June 28, 2009 and June 29, 2008 was approximately $5.7 million and $8.1 million, respectively. Approximately, $11.8 million and $15.1 million was paid to Wesco pursuant to our contracts with Wesco for the six month periods ended June 28, 2009 and June 29, 2008.
     Additionally, as the result of a competitive procurement, in October 2008, we reached an agreement with Wesco to amend one of the existing long-term contracts with Wesco to include hardware requirements for the Global Hawk program through February 2010. The estimated contract value of that award is approximately $2.5 million through that period.
     In connection with the sale of our 787 business (discussed in Note 19 — Subsequent Events), two of our agreements with Wesco were assigned to a subsidiary of Boeing. Approximately $2.5 million was paid to Wesco under those agreements for each of the six month periods ending June 28, 2009 and June 29, 2008, respectively.
     We also have an ongoing commercial relationship with Gardner Group Ltd (“Gardner Group”), a supplier of metallic aerostructure details, equipment and engine components to the global aviation industry. Gardner Group currently provides aerospace parts to us. The most recent agreement with the Gardner Group was entered into on November 5, 2007. On November 3, 2008, The Carlyle Group acquired a majority equity interest in the Gardner Group, and as a result, the Gardner Group and our company are both now under common control of The Carlyle Group through its affiliated funds. The Carlyle Group may indirectly benefit from their economic interest in Gardner Group from its contractual relationships with us. The total amount paid to Gardner Group pursuant to our contracts with Gardner Group for the three and six month periods ended June 28, 2009 was $0.2 million and $0.4 million, respectively.

Note 15 — Guarantor Subsidiaries
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

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
June 28, 2009
(dollars in millions, except par value per share) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$124.5	$0.3	$—	$124.8
Trade and other receivables	152.7	7.3	—	160.0
Intercompany receivable	19.9	8.3	(28.2)	—
Inventories	528.8	16.1	—	544.9
Other current assets	6.0	0.5	—	6.5

Total current assets	831.9	32.5	(28.2)	836.2

Property, plant and equipment, net	468.4	9.3	—	477.7
Goodwill	464.0	63.7	—	527.7
Identifiable intangible assets, net	23.8	—	—	23.8
Debt origination costs, net and other assets	10.5	—	—	10.5
Investment in affiliated company	77.3	—	(77.3)	—

Total assets	$1,875.9	$105.5	$(105.5)	$1,875.9

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$149.9	$6.1	$—	$156.0
Intercompany payable	8.3	19.9	(28.2)	—
Accrued and other liabilities	77.8	1.0	—	78.8
Accrued payroll and employee benefits	45.0	1.2	—	46.2
Accrued post-retirement benefits-current	42.2	—	—	42.2
Accrued pension-current	0.6	—	—	0.6
Current portion of long-term bank debt	140.9	—	—	140.9
Accrued contract liabilities	176.1	—	—	176.1

Total current liabilities	640.8	28.2	(28.2)	640.8
Long-term liabilities:
Accrued post-retirement benefits	371.2	—	—	371.2
Accrued pension	682.4	—	—	682.4
Long-term bank debt, net of current portion	618.9	—	—	618.9
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	136.7	—	—	136.7

Total liabilities	2,720.0	28.2	(28.2)	2,720.0

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,818,806 issued and outstanding at June 28, 2009	0.3	—	—	0.3
Additional paid-in capital	421.7	80.3	(80.3)	421.7
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Accumulated deficit	(459.3)	(3.0)	3.0	(459.3)
Accumulated other comprehensive loss	(805.2)	—	—	(805.2)

Total stockholders’ equity (deficit)	$(844.1)	$77.3	$(77.3)	$(844.1)

Total liabilities and stockholders’ equity (deficit)	$1,875.9	$105.5	$(105.5)	$1,875.9

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

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Three Months Ended June 28, 2009
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$476.7	$18.6	$(3.8)	$491.5

Costs and expenses
Cost of sales	409.0	17.0	(3.8)	422.2
Selling, general and administrative expenses	35.3	1.3	—	36.6

Total costs and expenses	444.3	18.3	(3.8)	458.8

Operating income	32.4	0.3	—	32.7

Other income (expense)
Interest income	0.2	—	—	0.2
Other gain	—	—	—	—
Interest expense	(8.8)	—	—	(8.8)
Equity in income (loss) of consolidated subsidiaries	0.3	—	(0.3)	—

Income (loss) before income taxes	24.1	0.3	(0.3)	24.1
Income tax expense	—	—	—	—

Net income (loss)	$24.1	$0.3	$(0.3)	$24.1

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Three Months Ended June 29, 2008
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$467.1	$19.6	$(6.0)	$480.7

Costs and expenses
Cost of sales	366.6	16.5	(6.0)	377.1
Selling, general and administrative expenses	54.0	1.7	—	55.7

Total costs and expenses	420.6	18.2	(6.0)	432.8

Operating income (loss)	46.5	1.4	—	47.9

Other income (expense)
Interest income	0.9	—	—	0.9
Other gain (loss)	47.1	—	—	47.1
Equity in loss of joint venture	(0.2)	—	—	(0.2)
Interest expense	(16.4)	—	—	(16.4)
Equity in income (loss) of consolidated subsidiaries	1.4	—	(1.4)	—

Income (loss) before income taxes	79.3	1.4	(1.4)	79.3
Income taxes	—	—	—	—

Net income (loss)	$79.3	$1.4	$(1.4)	$79.3

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Six Months Ended June 28, 2009
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$866.0	$35.6	$(7.5)	$894.1

Costs and expenses
Cost of sales	729.9	32.2	(7.5)	754.6
Selling, general and administrative expenses	71.6	2.5	—	74.1

Total costs and expenses	801.5	34.7	(7.5)	828.7

Operating income	64.5	0.9	—	65.4

Other income (expense)
Interest income	0.4	—	—	0.4
Other gain	—	—	—	—
Interest expense	(23.8)	—	—	(23.8)
Equity in income (loss) of consolidated subsidiaries	0.9	—	(0.9)	—

Income (loss) before income taxes	42.0	0.9	(0.9)	42.0
Income tax expense	—	—	—	—

Net income (loss)	$42.0	$0.9	$(0.9)	$42.0

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Six Months Ended June 29, 2008
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$880.1	$37.1	$(11.1)	$906.1

Costs and expenses
Cost of sales	682.2	32.3	(11.1)	703.4
Selling, general and administrative expenses	107.1	2.9		110.0

Total costs and expenses	789.3	35.2	(11.1)	813.4

Operating income (loss)	90.8	1.9	—	92.7

Other income (expense)
Interest income	1.0	—	—	1.0
Other loss	47.1	—	—	47.1
Equity in loss of joint venture	(0.6)	—	—	(0.6)
Interest expense	(32.2)	—	—	(32.2)
Equity in income (loss) of consolidated subsidiaries	1.9	—	(1.9)	—

Income (loss) before income taxes	108.0	1.9	(1.9)	108.0
Income taxes	—	—	—	—

Net income (loss)	$108.0	$1.9	$(1.9)	$108.0

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Six Months Ended June 28, 2009
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$42.0	$0.9	$(0.9)	$42.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34.8	0.7	—	35.5
Stock compensation expense	0.7	—	—	0.7
(Gain)/Loss from asset disposals	1.9	—	—	1.9
Income from investments in consolidated subsidiaries	(0.9)	—	0.9	—
Changes in current assets and liabilities:
Trade and other receivables	(21.5)	0.1	—	(21.4)
Intercompany accounts receivable	1.2	—	(1.2)	—
Inventories	(98.5)	(2.0)	—	(100.5)
Other current assets	(1.8)	—	—	(1.8)
Accounts payable, trade	(23.1)	2.1	—	(21.0)
Intercompany accounts payable	—	(1.2)	1.2	—
Accrued payroll and employee benefits	(2.1)	(0.4)	—	(2.5)
Accrued and other liabilities	15.2	0.9	—	16.1
Accrued contract liabilities	(25.3)	—	—	(25.3)
Other assets and liabilities—long-term	(19.9)	1.1	—	(18.8)

Net cash provided by (used in) operating activities	(97.3)	2.2	—	(95.1)
Investing activities
Capital expenditures	(23.3)	(2.0)	—	(25.3)

Net cash provided by (used in) investing activities	(23.3)	(2.0)	—	(25.3)
Financing activities
Proceeds from short-term bank debt	135.0	—	—	135.0
Proceeds from long-term bank debt	25.0	—	—	25.0
Payments on long-term bank debt	(1.5)	—	—	(1.5)

Net cash provided by (used in) financing activities	158.5	—	—	158.5

Net decrease in cash and cash equivalents	37.9	0.2	—	38.1
Cash and cash equivalents at beginning of period	86.6	0.1	—	86.7

Cash and cash equivalents at end of period	$124.5	$0.3	$—	$124.8

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

Note 16 — Fair Value Measurements
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
     As of June 28, 2009, we had $124.3 million of short term investments, primarily money market funds, reflected at cost, which approximates fair value, in our cash and cash equivalents balance on our Consolidated Balance Sheet. The fair value determination of this asset involves Level 1 inputs.
     Our deferred compensation liability to former executives is based on the most recently obtained fair value of our common stock. As of June 28, 2009, the fair value determination of the $1.4 million deferred compensation liability involves Level 3 inputs. We believe the value of this liability has declined by $0.5 million since December 31, 2008.
Note 17 — Comprehensive Income (Loss)
     Comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
		(in millions)
Net income	$24.1	$79.3	$42.0	$108.0
Comprehensive income (loss), net of tax
Pension	14.5	(5.1)	25.9	4.8
OPEB	(6.1)	40.1	20.9	37.6

Total comprehensive income	$32.5	$114.3	$88.8	$150.4

Note 18 — Fixed Assets
     During the six month period ended June 28, 2009, we capitalized approximately $5.3 million of interest costs related to our assets-under-construction balance that were expensed in fiscal periods prior to 2009 in error. We also recorded a corresponding $2.8 million adjustment to increase depreciation expense, which was recorded to cost of sales during the period. The total impact on net income from these adjustments was approximately $2.5 million. The capitalization also increased our Fixed Assets, net balance as of June 28, 2009 by $2.5 million. Additionally, during the six month period ended June 28, 2009, we have capitalized interest costs of $0.9 million related to our current assets-under-construction balance.

Note 19 — Subsequent Events
     On July 6, 2009, we entered into an agreement to sell the assets and operations of our 787 business conducted at North Charleston, South Carolina to Boeing Commercial Airplanes Charleston South Carolina, Inc., a wholly owned subsidiary of The Boeing Company. The transaction was completed on July 30, 2009. Concurrent with the transaction, we entered into an agreement terminating the existing 787 supply agreement releasing claims and resolving rights and obligations, including obligations incurred or created as a result of ordinary course performance of the 787 Supply agreement. We also will provide certain transition and engineering services to Boeing pursuant to a transition services agreement and an engineering services agreement, respectively, and perform new work scope for Boeing’s 737, 777 and 787 aircraft programs pursuant to a long-term supply agreement.
     We received total cash proceeds of $591.5 million as consideration for the transaction, of which approximately $9.0 million will be used to pay costs associated with the transaction. The cash proceeds will be allocated to the settlement of contractual matters for the 787 program and the sale of the business based on the relative fair value of each component of the transaction. Based on our preliminary analysis, and prior to the allocation of goodwill to the transaction, the proceeds in excess of the net book value of the related assets and liabilities are approximately $370.0 million. The finalized results of the transaction will be presented as discontinued operations during the three month period ended September 27, 2009.
     On July 30, 2009 we entered into an Amendment to our Credit Agreement (“Amendment”) which modifies the Credit Agreement to allow, among other things, the sale of our 787 business and provides for use of cash proceeds from the transaction to pay down $355.0 million of term loans outstanding. The Amendment also converts the synthetic letter of credit portion of the current agreement into additional term loan of $50.0 million all of which will be used as cash collateral for previously issued letters of credit for so long as those letters of credit remain outstanding. In addition, we are reducing the revolving commitments under the agreement to $100.0 million and are using a portion of the proceeds to repay the outstanding revolver amounts of $135.0 million. Following this transaction and a $1.5 million payment on June 30, 2009, our total long-term debt outstanding is $595.1 million including $270.0 million of Senior Notes and $325.1 million of term loans related to this agreement. Also included in the amendment was an agreement to increase the interest rate on all loans to LIBOR plus a margin of 4.00%, with a minimum LIBOR floor of 3.50%.

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
     Most of our revenues are generated under long-term contracts. Our customers typically place orders well in advance of required deliveries, which gives us considerable visibility with respect to our future revenues. These advance orders also generally create a significant backlog for us, which was approximately $3.7 billion at June 28, 2009. A portion of this backlog was related to the 787 program which was eliminated as part of the asset purchase agreement for our 787 operations entered into on July 6, 2009. Excluding this program, the backlog at June 28, 2009 was approximately $2.4 billion. Our calculation of backlog includes only firm orders for commercial and business jet programs and funded orders for government programs, which causes our backlog to be substantially lower than the estimated aggregate dollar value of our contracts and may not be comparable to others in the industry.
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
     Commercial Aircraft. Sales to the commercial aircraft market are affected by the financial health of the commercial airline industry, passenger and cargo air traffic, the introduction of new aircraft models, and the availability and profile of used aircraft. During the past three years, we have benefited from increased demand for our commercial aircraft products, although our OEMs have reduced delivery rates beginning in 2009 in response to macro-economic conditions.
     Military Aircraft. U.S. national defense spending and procurement funding decisions, global geopolitical conditions, and current operational use of the existing military aircraft fleet drive sales in the military aircraft market. Due to the current and anticipated pace of military operations and the U.S. military’s need to more rapidly repair or replace its existing fleet of equipment, we expect that the demand for our military products should remain strong for the next several years. We believe that this will result in continued growth of our rotorcraft programs which are some of the key equipment being used in military operations. Historically, the majority of our military revenues and a significant portion of our total revenue have been generated from our C-17 program. We currently have a contract from Boeing for the procurement that would support C-17 production through April 2011. The President’s proposed 2010 budget does not include funding for the procurement of new C-17 aircraft. If the Legislature does not choose to add funding for additional C-17 aircraft, our business could be adversely impacted.
     Business Jet Aircraft. Sales to the business jet aircraft market are driven by long-term economic expansion, the increasing inconvenience of commercial airline travel, growing international acceptance and demand for business jet travel, fractional ownership of business jets and the introduction of new business jet models. During the past three years, we have benefited from increased demand for our business jet products although our OEMs have reduced delivery rates beginning in 2009 in response to macro-economic conditions. As a major supplier to the top-selling G350, G450, G500 and G550 and Citation X, we believe we are well positioned to operate in key segments of the business jet market. Nevertheless, the business jet industry is subject to many of the same risks as the commercial aircraft industry and our business has been adversely affected by the current economic turmoil in the U.S. and global economy as demonstrated by recent schedule changes from our business jet customers and the suspension of the Cessna Citation Columbus — Model 850 program.
Recent Developments
     On July 6, 2009, we entered into an agreement to sell the assets and operations of our 787 business conducted at North Charleston, South Carolina to Boeing Commercial Airplanes Charleston South Carolina, Inc., a wholly owned subsidiary of The Boeing Company. The transaction was completed on July 30, 2009. Concurrent with the transaction, we entered into an agreement terminating the existing 787 supply agreement releasing claims and resolving rights and obligations, including obligations incurred or created as a result of ordinary course performance of the 787 Supply agreement. We also will provide certain transition and engineering services to Boeing pursuant to a transition services agreement and an engineering services agreement, respectively, and perform new work scope for Boeing’s 737, 777 and 787 aircraft programs pursuant to a long-term supply agreement.

     We received total cash proceeds of $591.5 million as consideration for the transaction, of which approximately $9.0 million will be used to pay costs associated with the transaction. The cash proceeds will be allocated to the settlement of contractual matters for the 787 program and the sale of the business based on the relative fair value of each component of the transaction. Based on our preliminary analysis, and prior to the allocation of goodwill to the transaction, the proceeds in excess of the net book value of the related assets and liabilities are approximately $370.0 million. The finalized results of the transaction will be presented as discontinued operations during the three month period ended September 27, 2009.
     On July 30, 2009 we entered into an Amendment to our Credit Agreement (“Amendment”) which modifies the Credit Agreement to allow, among other things, the sale of our 787 business (discussed in Note 19 — Subsequent Events) and provides for use of cash proceeds from the transaction to pay down $355.0 million of term loans outstanding. The Amendment also converts the synthetic letter of credit portion of the current agreement into additional term loan of $50.0 million all of which will be used as cash collateral for previously issued letters of credit for so long as those letters of credit remain outstanding. In addition, we are reducing the revolving commitments under the agreement to $100.0 million and are using a portion of the proceeds to repay the outstanding revolver amounts of $135.0 million. Following this transaction and a $1.5 million payment on June 30, 2009, our total long-term debt outstanding is $595.1 million including $270.0 million of Senior Notes and $325.1 million of term loans related to this agreement. Also included in the amendment was an agreement to increase the interest rate on all loans to LIBOR plus a margin of 4.00%, with a minimum LIBOR floor of 3.50%.
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

Results of Operations

	Three Months	Three Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	June 28, 2009	June 29, 2008	$ Change	June 28, 2009	June 29, 2008	$ Change
	(in millions)
Revenue:
Commercial	$253.9	$237.4	$16.5	$434.7	$452.6	$(17.9)
Military	161.6	157.5	4.1	307.8	295.4	12.4
Business Jet	76.0	85.8	(9.8)	151.6	158.1	(6.5)

Total revenue	$491.5	$480.7	$10.8	$894.1	$906.1	$(12.0)
Costs and expenses:
Cost of sales	422.2	377.1	45.1	754.6	703.4	51.2
Selling, general and administrative	36.6	55.7	(19.1)	74.1	110.0	(35.9)

Total costs and expenses	$458.8	$432.8	$26.0	$828.7	$813.4	$15.3

Operating income	32.7	47.9	(15.2)	65.4	92.7	(27.3)
Interest expense, net	(8.6)	(15.5)	6.9	(23.4)	(31.2)	7.8
Other gain/(loss)	—	47.1	(47.1)	—	47.1	(47.1)
Equity in loss of joint venture	—	(0.2)	0.2	—	(0.6)	0.6
Income tax expense	—	—	—	—	—	—

Net Income	$24.1	$79.3	$(55.2)	$42.0	$108.0	$(66.0)

Comparison of Results of Operations for the Three Months Ended June 28, 2009 and June 29, 2008
Revenues. Revenue for the three months ended June 28, 2009 was $491.5 million, an increase of $10.8 million, or 2%, compared with the same period in the prior year. When comparing the second quarter of 2009 with the same period in the prior year:
•	Commercial revenue increased $16.5 million, or 7%, due to a $37.8 million increase in sales on Boeing programs largely due to increased non-recurring sales associated with the transition to the new 747-8 model. Offsetting this increase was a $21.3 million decrease in sales on Airbus programs primarily due to the completion of one of their contracts during the period.

•	Military revenue was consistent with the comparable period in the prior year.

•	Business Jet revenue decreased $9.8 million, or 11%, primarily due to reduced delivery rates directed by our customers.
Operating income. Operating income for the three months ended June 28, 2009 was $32.7 million, a decrease of $15.2 million, or 32%, compared with $47.9 million for the comparable period in the prior year. This decrease was primarily due to lower overall program margins largely resulting from cost pressures including higher pension and material costs, as well as labor inefficiencies related to delivery rate slowdowns on several of our programs and the ramp up of other programs. In addition, we are recognizing lower margins on non-recurring sales. These pressures were partially offset by the performance of programs at our Nashville, Tennessee facility as the work stoppage at that location concluded during the three month period ended March 29, 2009 and production recovery continued ahead of expectations.

Interest expense, net. Interest expense, net for the three month period ended June 28, 2009 was $8.6 million, a decrease of $6.9 million, or 45%, compared with $15.5 million for the same period in the prior year. Interest expense decreased primarily due to the adjustment during the period to capitalize approximately $5.3 million of interest costs to appropriately reflect the book value of Property, Plant and Equipment included in our assets-under-construction balance in fiscal periods prior to 2009. The remainder of the decrease resulted from a reduction in the effective interest rate on our variable rate indebtedness partially offset by higher borrowings and related costs under the Incremental Facility.
Other gain (loss). Other gain (loss) for the three month period ended June 29, 2008 reflected the $47.1 million gain from the sale of our entire equity interest in our Global Aeronautica joint venture. We did not have a similar transaction during the three month period ended June 28, 2009.
Comparison of Results of Operations for the Six Months Ended June 28, 2009 and June 29, 2008
Revenues. Revenue for the six months ended June 28, 2009 was $894.1 million, a decrease of $12.0 million, or 1%, compared with the same period in the prior year. When comparing the six months ended June 28, 2009 with the same period in the prior year:
•	Commercial revenue decreased $17.9 million, or 4%, primarily due to a $25.1 million decrease in sales for Airbus programs reflecting the completion of one of their contracts during the period. This decrease was partially offset by a $7.2 million increase in sales for Boeing programs resulting from increased non-recurring sales associated with the transition to the new 747-8 model.

•	Military revenue increased $12.4 million, or 4%, primarily due to increased deliveries on the V-22 program and spares deliveries for the C-17 program.

•	Business Jet revenue decreased $6.5 million, or 4%, primarily due to reduced delivery rates directed by our customers.
Operating income. Operating income for the six months ended June 28, 2009 was $65.4 million, a decrease of $27.3 million, or 29%, compared with $92.7 million for the same period in the prior year. There were several unusual items that contributed to the decrease including the absence in 2009 of the one-time release of $22.6 million of purchase accounting reserves for the 747 program reflecting the updated timeline for the completion of the deliveries for the 747-400 model. Also, non-recurring costs of $9.6 million were recorded during the period reflecting the impact of the pension and other post-retirement benefits curtailment resulting from the 2009 collective bargaining agreement with the International Association of Machinists at our Nashville, Tennessee facility. These items were partially offset by an $18.9 million reduction in non-recurring 787 program expenses. In addition to these items, overall program margins were lower due to the cost pressures mentioned above as well as lower margins recognized on non-recurring sales.
Interest expense, net. Interest expense, net for the six month period ended June 28, 2009 was $23.4 million, a decrease of $7.8 million, or 25%, compared with $31.2 million for the same period in the prior year. Interest expense decreased primarily due to the adjustment during the period to capitalize approximately $5.3 million of interest costs to appropriately reflect the book value of Property, Plant and Equipment included in our assets-under-construction balance in fiscal periods prior to 2009. The remainder of the decrease resulted from a reduction in the effective interest rate on our variable rate indebtedness partially offset by higher borrowings and related costs under the Incremental Facility.
Other gain (loss). Other gain (loss) for the six month period ended June 29, 2008 reflected the $47.1 million gain from the sale of our entire equity interest in our Global Aeronautica joint venture. We did not have a similar transaction during the six month period ended June 28, 2009.

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

     Accrued contract liabilities consisted of the following:

	June 28,	December 31,
	2009	2008
	(in millions)
Advances and progress billings	$150.7	$187.1
Forward loss	10.2	6.4
Other	15.2	7.9

Total accrued contract liabilities	$176.1	$201.4

Goodwill
     Goodwill by reporting unit is tested for impairment at least annually in accordance with the provisions of SFAS 142. Under SFAS 142, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that we are a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Since we currently have an accumulated deficit, there have been no impairment charges recognized for the six month periods ended June 28, 2009 and June 29, 2008. In connection with the sale of our 787 business that occurred subsequent to the end of the period (discussed in Note 19 — Subsequent Events), a portion of our goodwill balance will be allocated to that business based on the relative fair value of its assets. We will also perform an interim impairment test of our remaining Goodwill balance. However, because we will continue to have an accumulated deficit, we do not anticipate recognizing any impairment charges.
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
     The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% and is utilized principally in calculating the PBO and annual pension expense. In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for certain eligible retired employees. Such benefits were unfunded as of December 31, 2008 and June 28, 2009. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.
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
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. We adopted SFAS No. 141(R) on January 1, 2009. However, it did not have an impact on our financial statements because we have not been involved in any business combinations since our adoption.

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
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). We adopted SFAS No. 165 for our fiscal period ending June 28, 2009. SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity is required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. We have evaluated subsequent events through the date of issuance of our interim, unaudited, condensed consolidated financial statements on August 11, 2009. No material subsequent events have occurred except as discussed in Note 19 — Subsequent Events.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS No. 168). The FASB Accounting Standards Codification (the Codification) will become the source of authoritative U.S. generally accepted accounting principles (US GAAP). The Codification changes the referencing of financial standards and is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP. We believe SFAS No. 168 will only change the references that are included in our annual and quarterly reports.
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

     Our pension plan funding obligations also impact our liquidity and capital resources. In our annual report on Form 10-K for the fiscal year ended December 31, 2008, we provided estimates of our pension plan contributions for 2009 — 2013. Our future pension contributions are primarily driven by the funded level of our plans as of December 31 of each fiscal year. One of the primary factors used in determining our liability under our plans for the purpose of those funding requirements is the discount rate. Due to the actions earlier this year by the U.S. Treasury Department expanding the permissible yield curves that can be used for the discount rate, our projected required pension contributions are now expected to be lower than we reported in our 2008 annual report on Form 10-K.
     The table below includes our previous projected pension funding requirements disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and our updated expected future pension funding requirements, reflecting the U.S. Treasury Department’s changes.

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
     As of June 28, 2009, our total outstanding long-term debt was approximately $1,036.6 million. This amount includes $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) and $631.6 million of term loans and $135.0 million of revolver borrowings outstanding under our senior credit facilities. Additionally, we had $48.5 million in outstanding letters of credit under the $50.0 million synthetic letter of credit facility.
     On July 30, 2009 we entered into an Amendment to our Credit Agreement (“Amendment”) which modifies the Credit Agreement to allow, among other things, the sale of our 787 business (discussed in Note 19 — Subsequent Events) and provides for use of cash proceeds from the transaction to pay down $355.0 million of term loans outstanding. The Amendment also converts the synthetic letter of credit portion of the current agreement into additional term loan of $50.0 million all of which will be used as cash collateral for previously issued letters of credit for so long as those letters of credit remain outstanding. In addition, we are reducing the revolving commitments under the agreement to $100.0 million and are using a portion of the proceeds to repay the outstanding revolver amounts of $135.0 million. Following this transaction and a $1.5 million payment on June 30, 2009, our total long-term debt outstanding is $595.1 million including $270.0 million of Senior Notes and $325.1 million of term loans related to this agreement. Also included in the amendment was an agreement to increase the interest rate on all loans to LIBOR plus a margin of 4.00%, with a minimum LIBOR floor of 3.50%.

     Our outstanding term loans, including amounts under the Incremental Facility, are repayable in equal quarterly installments of approximately $1.5 million with the balance due on December 22, 2011. We are also obligated to pay an annual commitment fee on the unused portion of our revolver of 0.5% or less, based on our leverage ratio.
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
     In October 2008, Lehman Commercial Paper, Inc. (LCPI), the administrative and collateral agent under our existing senior credit facilities, filed for bankruptcy. The Amendment discussed above provides for the resignation of LCPI as administrative and collateral agent and for Barclay’s to assume that role going forward. Additionally, the Amendment removes LCPI as a lender under our Revolver.
     Credit Agreements and Debt Covenants. The indenture governing our Senior Notes and our credit agreement contain customary affirmative and negative covenants for facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also requires that we maintain certain financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios, as defined in the agreement, and a limitation on our capital spending levels. The indenture governing our Senior Notes also contains various restrictive covenants, including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of June 28, 2009, we were in compliance with the covenants in the indenture and our credit agreement.
     Our senior credit facilities (including our Incremental Facility) are material to our financial condition and results of operations because those facilities are our primary source of liquidity for working capital. The indenture governing our outstanding Senior Notes is material to our financial condition because it governs a significant portion of our long-term capitalization while restricting our ability to conduct our business.
     Our senior credit facilities use Adjusted EBITDA to determine our compliance with two financial maintenance covenants. See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and reconciliation of that non-GAAP financial measure to net cash provided by (used in) operating activities. We are required not to permit our consolidated total leverage ratio, or the ratio of funded indebtedness (net of cash) at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter, to exceed 4.00:1.00 for fiscal periods ending during 2009, 3.75:1.00 for fiscal 2010 and 3.50:1.00 thereafter. We also are required not to permit our consolidated net interest coverage ratio, or the ratio of Adjusted EBITDA for the twelve months ending on the last day of a quarter to our consolidated net interest expense for the twelve months ending on the same day, to be less than 3.50:1.00 for fiscal periods ending during 2009 and thereafter. Each of these covenants is tested quarterly, and our failure to comply could result in a default and, potentially, an event of default under our senior credit facilities. If not cured or waived, an event of default could result in acceleration of this indebtedness. Our credit facilities also use Adjusted EBITDA to determine the interest rates on our borrowings, which are based on the consolidated total leverage ratio described above. Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our senior credit facilities. Accordingly, a change in our Adjusted EBITDA could increase or decrease our cost of funds. The actual results of the total leverage ratio and net interest coverage ratio for the six month period ended June 28, 2009 were 3.77:1.00 and 4.53:1.00, respectively.

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
     Non-GAAP Financial Measures. Periodically we disclose to investors Adjusted EBITDA, which is a non-GAAP financial measure that our management uses to assess our compliance with the covenants in our senior credit agreement, our ongoing ability to meet our obligations and manage our levels of indebtedness. Adjusted EBITDA is calculated in accordance with our senior credit agreement and includes adjustments that are material to our operations but that our management does not consider reflective of our ongoing core operations. Pursuant to our senior credit agreement, Adjusted EBITDA is calculated by making adjustments to our net income (loss) to eliminate the effect of our (1) income tax expense, (2) net interest expense, (3) any amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness, (4) depreciation and amortization expense, (5) any extraordinary, unusual or non-recurring expenses or gains/losses (including gains/losses on sales of assets outside of the ordinary course of business, non-recurring expenses associated with the 787 program and certain expenses associated with our facilities consolidation efforts) net of any extraordinary, unusual or non-recurring income or gains, (6) any other non-cash charges, expenses or losses, restructuring and integration costs, (7) stock-option based compensation expenses and (8) all fees and expenses paid pursuant to our Management Agreement with Carlyle. See Note 14 — Related Party Transactions.

Reconciliation of Non-GAAP Measure — Adjusted EBITDA
     Adjusted EBITDA for the three month period ended June 28, 2009 was $58.3 million, a decrease of $12.7 million from the same period in the prior year. Adjusted EBITDA for the six month period ended June 28, 2009 was $126.5 million, a decrease of $23.8 million from the same period in the prior year. The following table is a reconciliation of the non-GAAP measure from our cash flows from operations:

	For the Three Months Ended		For the Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Net cash provided by (used in) operating activities	$(22.1)	$(22.5)	$(95.1)	$(37.7)
Interest expense, net	8.6	15.5	23.4	31.2
Income tax expense (benefit)	—	—	—	—
Stock compensation expense	(0.2)	(0.8)	(0.7)	(1.4)
Equity in losses of joint venture	—	(0.2)	—	(0.6)
(Gain) Loss from asset sales and other losses	(1.9)	48.8	(1.9)	48.5
Non-cash interest expense	(1.9)	(1.5)	(3.7)	(2.3)
787 tooling amortization	0.3	0.8	0.8	0.8
Changes in operating assets and liabilities	67.9	70.8	175.2	132.0

EBITDA	$50.7	$110.9	$98.0	$170.5

Non-recurring investment in Boeing 787 (1)	—	5.5	3.1	22.0
Unusual charges & other non-recurring program costs (2)	3.4	2.1	10.6	4.0
(Gain) Loss on disposal of property, plant and equipment (3)	1.9	(48.9)	1.9	(48.6)
Pension & OPEB curtailment and non-cash expense (4)	—	—	9.6	—
Other (5)	2.3	1.4	3.3	2.4

Adjusted EBITDA	$58.3	$71.0	$126.5	$150.3

(1)	Non recurring investment in Boeing 787—The Boeing 787 program, described elsewhere in this quarterly report, required substantial start-up costs in prior periods as we built a new facility in South Carolina and invested in new manufacturing technologies dedicated to the program. These start-up investment costs were expensed in our financial statements over several periods due to their magnitude and timing. As a result of the conclusion of start-up activities for the Boeing 787 program and the sale of this business to Boeing on July 6, 2009, these costs will no longer impact our results of operations. Our credit agreement excludes our significant start-up investment in the Boeing 787 program because in the past, it represented an unusual significant investment in a major new program that was not indicative of ongoing core operations, and accordingly the investment that was been expensed during the period was added back to Adjusted EBITDA. Also included is our loss in our joint venture with Global Aeronautica. Our share of Global Aeronautica’s net loss was $0.2 million and $0.6 million for the three and six month periods ended June 29, 2008, respectively. On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing and as a result our adjusted EBITDA calculation for the three and six month periods ended June 28, 2009 was not impacted by this joint venture. For more information, please refer to Note 12 — Investment in Joint Venture to our interim unaudited condensed consolidated financial statements.

(2)	Unusual charges and other non-recurring program costs—Our senior credit agreement excludes our expenses for unusual events in our operations and non-recurring costs that are not indicative of ongoing core operating performance, and accordingly the charges that have been expensed during the period are added back to Adjusted EBITDA.

For the three month periods ended June 28, 2009 and June 29, 2008, we incurred $3.8 million and $2.1 million, respectively, of non-recurring costs primarily related to a facilities rationalization initiative. For the six month periods ended June 28, 2009 and June 29, 2008, we incurred $6.9 million and $4.0 million, respectively, of non-recurring costs primarily related to a facilities rationalization initiative.

Additionally, for the three and six month periods ended June 28, 2009, we reversed $(4.3) million and $(0.5) million, respectively, in non-recurring program costs related to the strike at our Nashville, Tennessee facility because the actual strike-related costs incurred on those programs were lower than the original estimates. We also recognized $2.1 million and $2.4 million, respectively related to Information Systems implementation costs.

Also, during the three and six month periods ended June 28, 2009, we recognized $1.8 million of costs related to the suspension of the Cessna Citation Columbus — Model 850 business jet program.

(3)	(Gain) Loss on disposal of property, plant and equipment (“PP&E”) and other assets — On occasion, where the asset is no longer needed for our business and ceases to offer sufficient value or utility to justify our retention of the asset, we choose to sell PP&E at a loss. These losses reduce our results of operations for the period in which the asset was sold. Similarly, in some cases, we sell assets at an amount in excess of book value. Our credit agreement provides that those gains and losses are reflected as an adjustment in calculating Adjusted EBITDA.

(4)	Pension and other post-retirement benefits curtailment and non-cash expense related to FAS 87 and FAS 106—The credit agreement allows us to remove non-cash benefit expenses, so to the extent that the recorded expense exceeds the cash contributions to the plan it is reflected as an adjustment in calculating Adjusted EBITDA. During the six month period ended June 28, 2009, we recognized $9.6 million curtailment resulting from the new IAM collective bargaining agreement. For more information, please refer to Note 5 — Pension and Other Post-Retirement Benefits to our interim unaudited condensed consolidated financial statements.

(5)	Other—Includes non-cash stock expense and related party management fees. Our credit agreement provides that these expenses are reflected as an adjustment in calculating Adjusted EBITDA.
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
Cash Flow Summary

	For the Six Months Ended
	June 28,	June 29,
	2009	2008	Change
	(in millions)
Net income (loss)	$42.0	$108.0	$(66.0)
Non-cash items	38.1	(13.7)	51.8
Changes in working capital	(175.2)	(132.0)	(43.2)

Net cash provided by (used in) operating activities	(95.1)	(37.7)	(57.4)
Net cash provided by (used in) investing activities	(25.3)	22.2	(47.5)
Net cash provided by (used in) financing activities	158.5	183.7	(25.2)

Net increase (decrease) in cash and cash equivalents	38.1	168.2	(130.1)
Cash and cash equivalents at beginning of period	86.7	75.6	11.1

Cash and cash equivalents at end of period	$124.8	$243.8	$(119.0)

     Net cash used in operating activities for the six month period ended June 28, 2009 was $95.1 million, a change of $57.4 million compared to cash used of $37.7 million for the same period in 2008. The change primarily resulted from increased cash requirements for the 747-8 program.
     Net cash used in investing activities for the six months ended June 28, 2009 was $25.3 million, a change of $47.5 million compared to net cash provided by investing activities of $22.2 million for the same period in 2008. The change is primarily due to the absence of the $55.0 million of proceeds from the sale of our entire equity interest in Global Aeronautica to Boeing in 2009 and fewer capital expenditures during 2009.
     Net cash provided by financing activities for the six months ended June 28, 2009 was $158.5 million, a decrease of $25.2 million from the same period in 2008. This decrease primarily resulted from difference between our $184.6 million in net proceeds from the Incremental Facility in 2008 offset by $135.0 million in outstanding borrowings under our revolver and the exercise of our option to convert $25.0 million of the synthetic letter of credit facility to a term loan in 2009.
Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements as of June 28, 2009.
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

     Management performs a sensitivity analysis to determine how market interest rate changes will affect the fair value of any market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market interest rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $631.6 million of long-term, variable rate debt outstanding under our senior credit facilities at June 28, 2009. A one-percentage point increase in interest rates on our long-term variable-rate indebtedness would decrease our annual pre-tax income by approximately $6.3 million for the year ending December 31, 2009. Additionally, the $135.0 million outstanding under our revolving credit facility is subject to the same type of variable rate risks. All of our remaining debt is at fixed rates; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the six month period ended June 28, 2009, we issued an aggregate of 18,810 shares of our common stock or less than 1% of the aggregate amount of common stock outstanding, to our members of our Board of Directors in reliance on Section 4(2) of the Securities Act.
     During the six month period ended June 28, 2009, we issued an aggregate of 1,614 shares of our common stock in connection with the exercise of SARs originally granted to our employees in accordance with Rule 701 of the Securities Act.
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

Vought Aircraft Industries, Inc.
(Registrant)

August 11, 2009	/s/ KEITH HOWE

(Date)	Vice President and Chief Financial Officer

August 11, 2009	/s/ MARK JOLLY

(Date)	Principal Accounting Officer