Form 10-Q
period 2009-09-27
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2009-11-10
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at November 10, 2009 was 24,818,806.

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
Specific factors that might cause actual results to differ from our expectations include, but are not limited to:
•	global and domestic financial market and economic conditions;

•	market risks related to the refinancing of our indebtedness;

•	competition;

•	operating risks and the amounts and timing of revenues and expenses;

•	project delays or cancellations;

•	product liability claims;

•	global and domestic market or business conditions and fluctuations in demand for our products and services;

•	the impact of recent and future federal and state regulatory proceedings and changes, including changes in environmental and other laws and regulations to which we are subject, as well as changes in the application of existing laws and regulations;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and internationally;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	returns on pension assets and impacts of future discount rate changes on pension obligations;

•	environmental constraints on operations and environmental liabilities arising out of past or present operations;

•	current and future litigation;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance; and

•	weather and other natural phenomena.

PART I — FINANCIAL INFORMATION

ITEM 1.	INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
(dollars in millions, except par value per share ) (unaudited)

	September 27,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$150.4	$86.7
Restricted cash	43.7	—
Trade and other receivables	127.1	138.5
Inventories	479.0	311.8
Assets related to discontinued operations	—	460.7
Other current assets	5.6	4.7

Total current assets	805.8	1,002.4

Property, plant and equipment, net	272.8	279.2
Goodwill	404.8	404.8
Identifiable intangible assets, net	22.1	27.2
Debt origination costs, net and other assets	6.2	14.0

Total assets	$1,511.7	$1,727.6

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$126.4	$148.5
Accrued and other liabilities	81.8	57.5
Accrued payroll and employee benefits	46.9	48.1
Accrued post-retirement benefits-current	42.2	42.0
Accrued pension-current	0.6	0.3
Current portion of long-term bank debt	5.9	5.9
Liabilities related to discontinued operations	—	156.7
Accrued contract liabilities	112.4	141.1

Total current liabilities	416.2	600.1

Long-term liabilities:
Accrued post-retirement benefits	368.5	405.3
Accrued pension	658.1	710.7
Long-term bank debt, net of current portion	316.6	594.0
Long-term bond debt	270.0	270.0
Other non-current liabilities	79.0	81.6

Total liabilities	2,108.4	2,661.7

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,818,806 and 24,798,382 issued and outstanding at September 27, 2009 and December 31, 2008, respectively	0.3	0.3
Additional paid-in capital	422.2	420.5
Shares held in rabbi trust	(1.6)	(1.6)
Accumulated deficit	(220.7)	(501.3)
Accumulated other comprehensive loss	(796.9)	(852.0)

Total stockholders’ equity (deficit)	$(596.7)	$(934.1)

Total liabilities and stockholders’ equity (deficit)	$1,511.7	$1,727.6

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
(unaudited, in millions)

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Revenue	$446.7	$477.3	$1,322.3	$1,362.0

Costs and expenses

Cost of sales	376.0	407.1	1,109.5	1,089.1
Selling, general and administrative expenses	30.2	34.9	101.2	126.1

Total costs and expenses	406.2	442.0	1,210.7	1,215.2

Operating income	40.5	35.3	111.6	146.8

Other income (expense)
Interest income	0.2	1.3	0.6	2.3
Other gain (loss)	—	1.6	—	48.7
Equity in loss of joint venture	—	—	—	(0.6)
Interest expense	(20.6)	(17.4)	(44.5)	(49.6)

Income before income taxes	20.1	20.8	67.7	147.6
Income tax expense	0.9	0.2	0.9	0.2

Income from continuing operations	19.2	20.6	66.8	147.4
Income (loss) from discontinued operations, net of tax	219.4	(5.0)	213.8	(23.8)

Net income	$238.6	$15.6	$280.6	$123.6

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended
	September 27,	September 28,
	2009	2008
Operating activities
Net income	$280.6	$123.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55.7	50.1
Stock compensation expense	1.2	2.2
Equity in losses of joint venture	—	0.6
(Gain) Loss from asset disposals	41.7	(50.1)
Changes in current assets and liabilities:
Trade and other receivables	1.8	(81.6)
Inventories	(169.6)	(32.2)
Other current assets	(0.9)	0.4
Accounts payable, trade	(28.4)	(36.8)
Accrued payroll and employee benefits	(0.6)	(0.4)
Accrued and other liabilities	24.9	(10.0)
Accrued contract liabilities	(41.3)	(33.0)
Other assets and liabilities—long-term	(35.8)	(79.8)

Net cash provided by (used in) operating activities	129.3	(147.0)
Investing activities
Capital expenditures	(28.2)	(41.7)
Proceeds from sale of assets	289.2	55.0

Net cash provided by (used in) investing activities	261.0	13.3
Financing activities
Proceeds from short-term bank debt	135.0	153.0
Payments on short-term bank debt	(135.0)	(153.0)
Proceeds from long-term bank debt	75.0	184.6
Payments on long-term bank debt	(357.9)	(2.0)
Changes in restricted cash	(43.7)	—
Proceeds from sale of common stock	—	0.1

Net cash provided by (used in) financing activities	(326.6)	182.7

Net increase (decrease) in cash and cash equivalents	63.7	49.0
Cash and cash equivalents at beginning of period	86.7	75.6

Cash and cash equivalents at end of period	$150.4	$124.6

See accompanying notes

Vought Aircraft Industries, Inc.
Notes to the Interim Unaudited Condensed Consolidated Financial Statements
Period Ending September 27, 2009
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
          Our heritage as an aircraft manufacturer extends to the company founded in 1917 by aviation pioneer Chance Milton Vought. From 1994 to 2000, we operated as Northrop Grumman’s commercial aircraft division. Vought was formed in 2000 in connection with The Carlyle Group’s acquisition of Northrop Grumman’s aerostructures business. In July 2003, we purchased The Aerostructures Corporation, with manufacturing sites in Nashville, Tennessee; Brea, California; and Everett, Washington. We are a Delaware corporation with our principal executive offices located at 201 East John Carpenter Freeway, Tower 1, Suite 900, Irving, TX 75062, and we perform production work at sites throughout the United States, including California, Texas, Georgia, Tennessee, Florida and Washington.
          The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for interim periods. The results of operations for the three and nine month periods ended September 27, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2009.
          As a result of the sale of the assets and operations of our 787 business conducted at North Charleston, South Carolina (“787 business”) on July 30, 2009, the balances and activities of the 787 business have been segregated and reported as discontinued operations for all periods presented except with respect to the Consolidated Statements of Cash Flows. For further details, see Note 3 — Discontinued Operations.
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

Note 2-Recent Accounting Pronouncements
          In December 2007, the FASB issued an accounting standard that provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. This standard also expands required disclosures surrounding the nature and financial effects of business combinations. We adopted the guidance of this accounting standard, currently included in the Business Combinations Topic of the Accounting Standards Codification (ASC) on January 1, 2009. We considered the provisions of this accounting standard with respect to the sale of our 787 business (as discussed in Note 3 — Discontinued Operations).
          FASB issued an accounting standard that requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. We adopted the provisions of this accounting standard on January 1, 2009 and will provide the required enhanced disclosures for our pension plan assets in our 2009 annual report on Form 10-K.
          In May 2009, the FASB issued an accounting standard that requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity is required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, this accounting standard requires an entity to disclose the date through which subsequent events have been evaluated. We adopted this accounting standard for our fiscal period ending June 28, 2009 and we have evaluated subsequent events through the date of issuance of our interim, unaudited, condensed consolidated financial statements on November 10, 2009. No material subsequent events have occurred since September 27, 2009.
          In June 2009, the FASB issued an accounting standard that establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative U.S. generally accepted accounting principles (US GAAP). We adopted this accounting standard for our fiscal period ending September 27, 2009.
          Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update the Codification, provide background information about the accounting guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the Codification, but it will change the way the accounting guidance is organized and presented. As a result, these changes have a significant impact on how we reference GAAP in our financial statements and in our accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.
          In this quarterly report, the Company has begun the process of implementing the statement by removing references to FASB statement numbers in the footnotes that follow and explaining the adherence to authoritative accounting guidance in plain English, where appropriate.

Note 3- Discontinued Operations
          On July 6, 2009, we entered into an agreement to sell the assets and operations of our 787 business conducted at North Charleston, South Carolina to Boeing Commercial Airplanes Charleston South Carolina, Inc., a wholly owned subsidiary of The Boeing Company. The transaction was completed on July 30, 2009. Concurrent with the closing of the transaction, we entered into an agreement terminating the existing 787 supply agreement releasing claims and resolving rights and obligations, including obligations incurred or created as a result of ordinary course performance of the 787 supply agreement. Going forward, under a newly negotiated contract, we will manufacture certain components for the 787 program as well as provide engineering services to Boeing pursuant to an engineering services agreement. We also will provide certain transition services to Boeing pursuant to a transition services agreement. The transition services provided to Boeing are temporary and non-production related and thus not deemed direct cash flows of the 787 business. The transition services are included as a component of continuing operations and are expected to be completed in the next 12-18 months.
          We received total cash proceeds of approximately $590 million as consideration for the transaction, of which approximately $9.3 million was used to pay costs associated with the transaction. The cash proceeds were allocated based on the estimated relative fair value of each component of the transaction. As a result of that allocation, we have recorded a $39.8 million loss on the sale of the 787 business and revenue of $291.4 million related to the settlement of contractual matters incurred in the ordinary course of business as income from discontinued operations in the three and nine month periods ended September 27, 2009. The following table represents the assets of the 787 business as of July 30, 2009 and December 31, 2008. The balances as of December 31, 2008 have been reclassified to the assets related to discontinued operations and liabilities related to discontinued operations captions in our December 31, 2008 Consolidated Balance Sheet.

	July 30,	December 31,
	2009	2008
	($ in millions)
Trade and other receivables	$9.7	$0.1
Inventories	135.0	132.6
Property, plant and equipment, net	197.5	205.1
Goodwill (allocated)	122.9	122.9

	$465.1	$460.7

Accounts payable	22.2	28.5
Accrued and other liabilities	5.8	6.2
Accrued payroll and employee benefits	1.2	0.6
Accrued contract liabilities	47.7	60.3
Other non-current liabilities	59.2	61.1

	$136.1	$156.7

          We also reclassified the results of operations related to our 787 Business to the income (loss) from discontinued operations, net of tax caption in our Consolidated Statements of Operations for all periods presented. The following table summarizes the components of income (loss) from discontinued operations, net of tax:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	($ in millions)		($ in millions)
Revenue	$297.6	$—	$316.2	$21.4
Cost of sales	(22.6)	—	(41.2)	(21.4)
Selling, general and administrative expenses	(0.4)	(5.0)	(6.0)	(23.8)
Loss on sale of 787 business	(39.8)	—	(39.8)	—
Income tax expense	(15.4)	—	(15.4)	—

Income (loss) from discontinued operations, net of tax	$219.4	$(5.0)	$213.8	$(23.8)

Note 4 — Inventories
          Costs included in inventory consist of all direct production costs, manufacturing and engineering overhead, production tooling costs and certain general and administrative expenses.
          Inventories consisted of the following:

	September 27,	December 31,
	2009	2008
	(in millions)
Production costs of contracts in process	$724.9	$553.2
Finished goods	3.0	2.9
Less: unliquidated progress payments	(248.9)	(244.3)

Total inventories	$479.0	$311.8

          The increase in our inventory balance from December 31, 2008 to September 27, 2009 primarily relates to our investment to support the ramp-up of 747-8 production.
          Our inventory balance as of December 31, 2008 was impacted by the release of purchase accounting reserves of $22.6 million for the Boeing 747 program to reflect the updated timeline for the completion of the deliveries for the 747-400 model. They were released from inventory and accrued contract liabilities to income through the Cost of Sales caption in our Consolidated Statement of Operations, increasing our reported income for the first quarter of 2008. Additionally, we accelerated the useful life of an intangible asset associated with the 747 program for the same reason. Refer to Note 5 — Goodwill and Intangible Assets for disclosure of the impact of the change in useful life.

Note 5 — Goodwill and Intangible Assets
          Goodwill is tested for impairment, at least annually, in accordance with the provisions of the Intangibles — Goodwill and Other topic of the ASC. Under this topic, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. In connection with the sale of our 787 business on July 30, 2009 (discussed in Note 3 - Discontinued Operations), a portion of our goodwill balance was allocated to that business based on the relative fair value of its assets. Subsequently, we performed an interim impairment test of our remaining Goodwill balance and determined the balance is not impaired. The following table represents a summary of the change in the Goodwill balance as a result of the aforementioned allocation:

(in millions)
Goodwill prior to allocation	$527.7
Allocation to 787 business	122.9

Goodwill after allocation	$404.8

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
          Identifiable intangible assets consisted of the following:

	September 27,	December 31,
	2009	2008
	(in millions)
Programs and contracts	$137.3	$137.3
Less: accumulated amortization	(115.2)	(110.1)

Identifiable intangible assets, net	$22.1	$27.2

          During the nine month period ended September 28, 2008, we made a change to the estimated useful life of an intangible asset associated with our 747 program to reflect a change in the estimated period during which the remaining deliveries of the 747-400 model would be made. This change in estimate resulted in an additional $1.2 million recorded to selling, general and administrative expenses during the nine month period ended September 28, 2008. Including this change, scheduled remaining amortization of identifiable intangible assets as of September 27, 2009 is as follows:

(in millions)
2009	$1.7
2010	4.8
2011	2.1
2012	2.1
2013	2.1
Thereafter	9.3

Total remaining amortization of identifiable intangible assets	$22.1

Note 6 — Pension and Other Post-retirement Benefits
          The components of net periodic benefit cost for our pension plans and other post-retirement benefit plans were as follows:

	Pension Benefits

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(in millions)
Components of net periodic benefit cost (income):
Service cost	$4.9	$4.1	$13.6	$13.6
Interest cost	28.9	29.0	86.3	83.8
Expected return on plan assets	(31.5)	(31.0)	(94.2)	(93.1)
Amortization of net (gain) loss	11.0	10.4	32.2	24.2
Amortization of prior service cost	3.1	3.0	9.3	8.9
Prior service costs recognized - curtailment	—	—	1.8	—
Plan settlement or curtailment (gain) loss	—	0.2	4.6	0.2
Special termination benefits	0.5	—	0.5	—

Net periodic benefit cost	$16.9	$15.7	$54.1	$37.6

Defined contribution plans cost	$5.1	$4.5	$14.7	$13.8

	Other Post-retirement Benefits

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(in millions)
Components of net periodic benefit cost (income):
Service cost	$0.6	$1.3	$2.5	$3.8
Interest cost	5.5	7.2	18.2	22.1
Amortization of net (gain) loss	0.7	(1.2)	1.4	1.5
Amortization of prior service cost	(6.5)	(5.9)	(19.0)	(15.1)
Prior service costs recognized - curtailment	—	—	(0.2)	—
Plan settlement or curtailment (gain) loss	—	—	3.4	—
Special termination benefits	0.2	—	0.2	—

Net periodic benefit cost	$0.5	$1.4	$6.5	$12.3

We periodically experience events or take actions that affect our benefit plans. Some of these events or actions require remeasurements and result in special charges. The following summarizes the key events that affect our net periodic benefit cost and obligations:
•	During February and April of 2008, two of our union represented groups ratified new collective bargaining agreements. Those agreements each provide for a freeze in pension benefit accruals, effective December 31, 2008, for bargaining unit employees who, as of December 31, 2007, had less than 16 years of bargaining unit seniority. Employees subject to the pension freeze and any employees hired on or after March 1, 2008 for the first group and April 1, 2008 for the second group, receive a defined contribution benefit. The agreements provided for a one-time retirement incentive program offered to eligible employees during 2008. The agreements also provide for certain modifications to the retiree medical benefits for bargaining unit retirees and eliminated retiree medical coverage for any bargaining unit employees hired on or after January 1, 2008.

•	In September 2008, we announced amendments to medical plans for two groups of non-represented, current retirees. Effective January 1, 2009, medical coverage for participants in those two groups is eliminated at age 65 and replaced with a fixed monthly stipend.

•	The aforementioned changes in 2008 led to remeasurement of affected plans’ assets and obligations as of March 31, 2008, which resulted in a $14.9 million increase in unfunded liability for the affected pension plans and a $44.1 million decrease in liability for the affected OPEB plans. These impacts were recorded in the nine month period ended September 28, 2008.

•	During January of 2009, the IAM-represented employees at our Nashville facility ratified a new collective bargaining agreement. That agreement provides for certain benefit changes, including a freeze in pension benefit accruals, effective June 30, 2009, for bargaining unit employees who, as of that date, had less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any bargaining unit employees hired on or after September 29, 2008, receive a defined contribution benefit. The agreement provides for a one-time company paid retirement incentive program offered to eligible employees during 2009 and certain modifications to retiree medical benefits for bargaining unit retirees. These changes led to a remeasurement of the affected plans’ assets and obligations as of January 31, 2009, which increased our unfunded liability for the pension plan by $1.5 million, decreased our liability for the OPEB plan by $32.7 million and led to the immediate recognition of $9.6 million of net non-recurring charges due to a curtailment.

•	In September 2009, we announced amendments to medical plans for groups of non-represented, current retirees. Effective January 1, 2010, medical coverage for participants in two groups is eliminated at age 65 and replaced with a fixed monthly stipend. We estimate that those changes will not have a material impact on our obligations under our other post-retirement benefit plans.
          Due to the actions taken by the U.S. Treasury Department earlier in 2009 expanding the permissible yield curves that can be used for the discount rate, our required pension contributions for the fiscal year ended December 31, 2009 total $78.8 million, as compared to $84.7 million, as disclosed in our 2008 annual report on Form 10-K.
Note 7- Commitments
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

          During the year ended December 31, 2008, we increased our provisions for warranty by $9.5 million. Of that increase, $8.2 million was attributable to specific warranty issues identified during 2008. The following table is a roll-forward of amounts accrued for warranty reserve included in Current and Long-term liabilities:

Warranty
Reserve
($ in millions)
Balance at December 31, 2007	$7.2
Warranty costs incurred	(0.6)
Provisions for warranties	9.5

Balance at December 31, 2008	$16.1

Warranty costs incurred	(1.4)
Provisions for warranties	0.5

Balance at September 27, 2009	$15.2

Consolidated Balance Sheet classification
Accrued and other liabilities	1.4
Other non-current liabilities	13.8
Note 8- Environmental Contingencies
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

          The following is a roll-forward of amounts accrued for environmental liabilities included in Current and Long-term liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2007	$3.8
Environmental costs incurred	(0.6)

Balance at December 31, 2008	3.2
Environmental costs incurred	(0.4)

Balance at September 27, 2009	$2.8

Consolidated Balance Sheet classification
Accrued and other liabilities	0.5
Other non-current liabilities	2.3
Note 9- Other Non-Current Liabilities
          Other non-current liabilities consisted of the following:

	September 27,	December 31,
	2009	2008
	(in millions)
Deferred income from the sale of Hawthorne facility (a)	$12.6	$11.6
State of Texas grant monies (b)	32.9	35.0
Accrued worker’s compensation	15.7	14.9
Accrued warranties	13.8	15.6
Other	4.0	4.5

Total other non-current liabilities	$79.0	$81.6

(a)	In July 2005, we sold our Hawthorne facility and concurrently signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five-year renewal options. Due to certain contractual obligations, which required our continuing involvement in the facility, this transaction was initially recorded as a financing transaction and not as a sale. The cash received in July 2005 of $52.6 million was recorded as a deferred liability on our balance sheet in other non-current liabilities.

During the fiscal year ended December 31, 2008, we increased the deferred liability balance for a $3.0 million refund from escrow. Additionally, we determined that certain contractual obligations related to the portion of the facility which we have vacated were completed and we recognized $44.0 million of the deferred income balance. We also wrote off the fixed assets related to this portion of the facility resulting in a $1.6 million gain that was recorded in our Consolidated Statement of Operations for the three month period ended September 28, 2008. The $12.6 million liability related to the portion of the Hawthorne facility that we continue to lease will remain on our balance sheet until the related contractual obligations are fulfilled or the obligations expire.

(b)	We reclassified $2.1 million related to the Texas grant to the Accrued and Other Liabilities caption in our Consolidated Balance Sheet due to a potential repayment of grant funds in 2010 based on the agreement. The amount of liability reclassified is an estimate of amounts that may be due in 2010.

Note 10- Income Taxes
          The Income Taxes topic of the ASC prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. We filed an automatic change of accounting method request in the 2008 federal income tax return to amend an uncertain tax position. After giving effect to this adjustment, our unrecognized tax benefit position as of September 27, 2009 was $1.6 million. A similar adjustment has been recorded to reflect the revised deferred tax assets. Due to the valuation allowance on the net deferred tax asset, there was no P&L impact associated with the change in the recorded unrecognized tax position during the period.
          During the nine month periods ended September 27, 2009 and September 28, 2008, we incurred a $0.9 million and $0.2 million expense, respectively, related to the alternative minimum tax (“AMT”), which arose because of a limitation on the amount of net operating losses available to offset projected taxable income. Other than AMT, we have not recorded a federal income tax provision for any period presented because the amount provided for federal income taxes are offset by reductions in our valuation allowance.
          Tax incurred from the sale of the 787 business reported as discontinued operations totaled $15.4 million, of which $9.1 related to federal income tax and $6.3 related to state income tax. During the nine month period ended September 27, 2008, we utilized approximately $508.6 in federal net operating loss carryforwards of which $453.4 million related to the sale of the 787 business. We have $104.6 million of remaining federal net operating loss carryforwards that expire in 2028.
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
Note 11 — Stockholders’ Equity
          As of September 27, 2009, we maintained a stock option plan and an incentive award plan under which we have issued share-based awards to our employees and our directors.
2001 Stock Option Plan
          During 2001, we adopted the Amended and Restated 2001 Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years, but were subject to accelerated vesting based on the ability to meet company performance targets. The incentive options granted to our employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At September 27, 2009, options granted and outstanding from the 2001 Stock Option Plan to employees and directors amounted to 520,200 shares of which 456,360 are vested and exercisable.

          A summary of stock option activity for the nine month period ended September 27, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Options	Price	(in Years)
Outstanding at December 31, 2008	547,100	$15.35
Granted	—	—
Forfeited or expired	(26,900)	11.16
Exercised	—	—

Outstanding at September 27, 2009	520,200	$15.56	2.9

Vested or expected to vest (a)	520,200	$15.56	2.9

Exercisable at September 27, 2009	456,360	$14.91	2.9

(a)	Represents outstanding options reduced by expected forfeitures. Expected forfeitures assumed for this plan were zero.
Shares Held in Rabbi Trust
          A rabbi trust is a grantor trust, typically established to fund deferred compensation for management. In 2000, we established a rabbi trust in connection with certain income deferrals made at that time by a number of our then-executives. Shares of company stock were contributed to the rabbi trust in order to fund the obligations to those executives in connection with those deferrals. Our stock held in the trust is recorded at historical cost, and the corresponding deferred compensation liability is recorded at the current fair value of our common stock. Common stock held in the rabbi trust is classified in equity as “Shares held in rabbi trust.” During the three month period ended September 27, 2009, no activity occurred in the rabbi trust account and 158,322 shares remain held in the rabbi trust.
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

Stock Appreciation Rights (SARs)
          A summary of SARs activity for the nine month period ended September 27, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	SARs	Price	(in Years)
Outstanding at December 31, 2008	908,450	$10.00	7.9
Granted	—	—
Forfeited or expired	(41,047)	10.00
Exercised	(15,563)	10.00

Outstanding at September 27, 2009	851,840	$10.00	7.2

Vested or expected to vest (a)	738,685	10.00

Exercisable at September 27, 2009	588,562	10.00	7.2

(a)	Represents outstanding SARs reduced by expected forfeitures.
          During the nine month period ended September 27, 2009, the exercise of SARs resulted in the issuance of 1,614 shares of common stock.
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

          A summary of RSUs activity for the nine months ended September 27, 2009 is as follows:

		Grant-date
	RSUs	Fair-Value
Outstanding at December 31, 2008	622,925	$10.65
Granted	7,500	9.76
Forfeited or expired	(16,820)	15.35
Exercised	—	—

Outstanding at September 27, 2009	613,605	$10.51

Vested or expected to vest (a)	553,140

Vested at September 27, 2009	196,394	$11.89

(a)	Represents outstanding RSUs reduced by expected forfeitures.
Restricted Shares
          During the nine month period ended September 27, 2009, we granted 18,810 restricted shares to outside directors as compensation for their services. These restricted shares vested during 2009. The restricted shares were valued based on the estimated fair value of our common stock on the date of issuance.
Note 12 — Stock-Based Compensation
          As described in Note 11 — Stockholders’ Equity, we maintain a stock option plan and an incentive award plan under which we have issued equity-based awards to our employees and our directors. During 2009 and 2008, in accordance with the Compensation — Stock Compensation topic of the ASC, we recognized total compensation expense for all awards as follows:

		Stock Compensation Expense
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(in millions)
Stock Options	$—	$—	$—	$—
Rabbi Trust	—	—	(0.5)	—
Stock appreciation rights (SARs)	0.1	0.2	0.3	0.6
Restricted stock units (RSUs)	0.3	0.5	0.9	1.4
Restricted shares	0.1	0.1	0.2	0.2

Stock compensation expense, gross	0.5	0.8	0.9	2.2

Change in forfeiture estimate	—	—	0.3	—

Stock compensation expense, net	$0.5	$0.8	$1.2	$2.2

          The terms and assumptions used in calculating stock compensation expense for each category of equity-based awards are included below.
Stock Options
          Stock options have been granted for a fixed number of shares to employees and directors with an exercise price equal to no less than the fair value of the shares at the date of grant. No stock options have been granted since 2005. Under the “modified prospective” method of the Compensation — Stock Compensation topic of the ASC, we were required to value our stock options under the fair value method and expense these amounts over the stock options’ remaining vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. No additional stock options have been granted since our application of the modified prospective method. The amount of stock compensation expense recorded for stock options during the three and nine month periods ended September 27, 2009 and September 28, 2008 was immaterial.
Shares Held in Rabbi Trust
          During the nine month period ended September 27, 2009, we reversed previously recorded stock compensation expense, included in general and administrative expense, to reflect the impact of an estimated decrease in the fair value of our common stock. This decrease in value resulted in an increase to our accrued payroll and employee benefits line item on our balance sheet.
Stock Appreciation Rights (SARs)
          SARs have been granted to employees and directors with an exercise price equal to no less than the fair value of the shares at the date of grant. The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model and based on a number of assumptions including expected term, volatility and interest rates. Because we do not have publicly traded equity or reliable historical data to estimate the expected term of the SARs, we used a temporary “simplified method” to estimate our expected term. Based on the guidance of the Compensation - Stock Compensation topic of the ASC, expected volatility was derived from an index of historical volatilities from several companies that conduct business in the aerospace industry. The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. Our estimated forfeiture rate was 26% as of September 28, 2008 but was adjusted to 22% during the three month period ended June 28, 2009. We continued to utilize a 22% forfeiture rate during the three month period ended September 27, 2009
          No SARs were granted during the nine month periods ended September 27, 2009 and September 28, 2008. As of September 27, 2009, we had $0.1 million of unrecognized compensation expense remaining as a result of the grants made in prior years.
Restricted Stock Units (RSUs)
          The value of each RSU awarded is based on the estimated fair value of our common stock on the date of issuance in accordance with the Compensation — Stock Compensation topic of the ASC. Because we do not have publicly traded equity, we use an independent third party valuation firm to compute the fair market value of our common stock. Our estimated forfeiture rate was 26% as of September 28, 2008 but was adjusted to 22% during the three month period ended June 28, 2009. We continued to utilize a 22% forfeiture rate during the three month period ended September 27, 2009. However, no forfeiture rate was used in our calculation of the grants to the CEO and CFO that vest upon the first occurrence of a change in control or a date specified in the agreement, due to our assumption that they will remain employed until the vesting of these awards. As of September 27, 2009, we had $0.9 million of unrecognized compensation expense remaining.

Restricted Shares
          The restricted shares granted during the nine month period ended September 27, 2009 vested during 2009. Those shares were valued based on the estimated fair value of our common stock on the date of issuance.
Note 13 — Investment in Joint Venture
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
          On June 10, 2008, we sold our equity interest in Global Aeronautica to Boeing for $55.0 million in cash and as a result, recorded a $47.1 million gain on the sale during the fiscal year ended December 31, 2008. Our results of operations are no longer impacted by this joint venture.
Note 14 — Long-Term Debt
          Our total outstanding long-term debt as of September 27, 2009 was $592.5 million which included $322.5 million incurred under our senior credit facilities and $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”). The $322.5 million balance under our senior credit facilities reflected on the Consolidated Balance Sheet includes $325.2 million in outstanding term loans, net of $2.7 million of unamortized original issue discount. The following paragraphs include further details on the components of the Long-term debt balances in our Consolidated Balance Sheet.
          On July 2, 2003, we issued $270.0 million of Senior Notes with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. We may redeem the notes in full or in part by paying premiums specified in the indenture governing our outstanding Senior Notes. The notes are senior unsecured obligations guaranteed by all of our existing and future domestic subsidiaries. The fair value of our Senior Notes was approximately $267.3 million and $183.6 million as of September 27, 2009 and December 31, 2008, respectively, based on quoted market prices.
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
          On May 6, 2008, we borrowed an additional $200.0 million of term loans pursuant to our existing senior credit facilities (the “Incremental Facility”). We received net proceeds of approximately $184.6 million from the Incremental Facility net of a $10.0 million original issue discount and $5.4 million of debt origination costs, to be used for general corporate purposes. The interest rates per annum applicable to the Incremental Facility were, at our option, the ABR or Eurodollar Base Rate plus, in each case, an applicable margin equal to 3.00% for ABR loans and 4.00% for Eurodollar Base Rate loans, subject to a Eurodollar Base Rate floor of 3.50%. During the three month period ended September 27, 2009, we paid down $355.0 million of outstanding term loans including a portion of the Incremental Facility. Additionally, we expensed $5.7 million of debt issuance costs and original issue discount related to the pay down of the Incremental Facility. Our effective interest rates on the Incremental Facility for the three and nine month periods ended September 28, 2009 were 38.4% and 15.2%, respectively. However, excluding the impact of $5.7 million of debt issuance costs and original issue discount, the effective interest rates were 12.3% and 10.5% for the three and nine month periods ended September 28, 2009, respectively.

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
          On January 31, 2009, under the terms of our credit agreement, we exercised our option to convert $25.0 million of the synthetic letter of credit facility to a term loan. The $25.0 million term loan is subject to the same terms and conditions as the outstanding term loans made as of December 2004. As a result, our limit under the synthetic letter of credit facility was reduced to $50.0 million.
          On July 30, 2009 we entered into an Amendment to our Credit Agreement (“Amendment”) which modified the Credit Agreement to allow the sale of our 787 business (discussed in Note 3 - Discontinued Operations) and provided for use of cash proceeds from the transaction to (i) pay down $355.0 million of term loans outstanding and (ii) repay outstanding amounts on our revolver of $135.0 million and to permanently reduce revolving commitments under the Credit Agreement to $100.0 million. The Amendment converted the synthetic letter of credit facility under the Credit Agreement into additional term loan of $50.0 million, a portion of which is used as cash collateral for letters of credit previously issued under the synthetic letter of credit facility. As of September 27, 2009, the cash restricted as collateral for outstanding letters of credit was $43.7 million. The Amendment increased the interest rate on all loans to London Interbank Offering Rate (LIBOR) plus a margin of 4.00%, with a minimum LIBOR floor of 3.50%.
          Under the terms of the senior credit facility, we are required to prepay or refinance any amounts outstanding of our $270.0 million Senior Notes by the last business day of 2010 or we must repay the aggregate amount of loans outstanding at that time under the senior credit facility unless a lender waives such prepayment (so long as a majority of our lenders (voting on a class basis) agree to such waiver). We may not be able to refinance the Senior Notes on commercially reasonable terms or at all. This risk could impair our ability to fund our operations, limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.
          In August 2009, Barclay’s Bank PLC replaced Lehman Commercial Paper, Inc. as the administrative and collateral agent under our existing senior credit facilities.
Note 15- Related Party Transactions
          A management agreement between us and our controlling stockholder, The Carlyle Group, requires us to pay an annual fee of $2.0 million for various management services. We incurred fees of $0.5 million and $1.5 million pursuant to this management agreement for the three and nine month periods ended September 27, 2009 and September 28, 2008, respectively. The Carlyle Group also serves, in return for additional fees, as our financial advisor for mergers, acquisitions, dispositions and other strategic and financial activities. In connection with the sale of our 787 business (discussed in Note 3 — Discontinued Operations), we have paid approximately $3.0 million to The Carlyle Group during the three months ended September 27, 2009.

          Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to long-term contracts. On September 29, 2006, The Carlyle Group acquired a majority stake in Wesco, and as a result, we are both now under common control of The Carlyle Group through its affiliated funds. In addition, four of our directors, Messrs. Squier, Clare, Palmer and Jumper, also serve on the board of directors of Wesco. The Carlyle Group may indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the three month periods ended September 27, 2009 and September 28, 2008 was approximately $8.0 million and $6.0 million, respectively. Approximately, $19.8 million and $21.1 million was paid to Wesco pursuant to our contracts with Wesco for the nine month periods ended September 27, 2009 and September 28, 2008.
          As a result of a competitive procurement, in September 2009, we entered into an agreement with Wesco on a long-term contract to provide hardware requirements for various programs. That agreement extends through November 2014 with an estimated contract value of approximately $175.0 million.
          In connection with the sale of our 787 business (discussed in Note 3 — Discontinued Operations), two of our agreements with Wesco were assigned to a subsidiary of Boeing. Approximately $3.2 million and $4.3 million was paid to Wesco under those agreements for the nine month periods ending September 27, 2009 and September 28, 2008, respectively.
          We also have an ongoing commercial relationship with Gardner Group Ltd (“Gardner Group”), a supplier of metallic aerostructure details, equipment and engine components to the global aviation industry. Gardner Group currently provides aerospace parts to us. The most recent agreement with the Gardner Group was entered into on November 5, 2007. On November 3, 2008, The Carlyle Group acquired a majority equity interest in the Gardner Group, and as a result, the Gardner Group and our company are both now under common control of The Carlyle Group through its affiliated funds. The Carlyle Group may indirectly benefit from their economic interest in Gardner Group from its contractual relationships with us. The total amount paid to Gardner Group pursuant to our contracts with Gardner Group for the three and nine month periods ended September 27, 2009 was $0.7 million and $1.1 million, respectively.
Note 16- Guarantor Subsidiaries
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

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
September 27, 2009
(dollars in millions, except par value per share) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$150.3	$0.1	$—	$150.4
Restricted cash	43.7	—	—	43.7
Trade and other receivables	119.5	7.6	—	127.1
Intercompany receivable	20.9	8.3	(29.2)	—
Inventories	462.1	16.9	—	479.0
Other current assets	5.0	0.6	—	5.6

Total current assets	801.5	33.5	(29.2)	805.8
Property, plant and equipment, net	263.9	8.9	—	272.8
Goodwill	341.1	63.7	—	404.8
Identifiable intangible assets, net	22.1	—	—	22.1
Debt origination costs, net and other assets	6.1	0.1	—	6.2
Investment in affiliated company	78.3	—	(78.3)	—

Total assets	$1,513.0	$106.2	$(107.5)	$1,511.7

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$122.0	4.4	—	$126.4
Intercompany payable	8.3	20.9	(29.2)	—
Accrued and other liabilities	80.6	1.2	—	81.8
Accrued payroll and employee benefits	45.5	1.4	—	46.9
Accrued post-retirement benefits-current	42.2	—	—	42.2
Accrued pension-current	0.6	—	—	0.6
Current portion of long-term bank debt	5.9	—	—	5.9
Accrued contract liabilities	112.4	—	—	112.4

Total current liabilities	417.5	27.9	(29.2)	416.2

Long-term liabilities:
Accrued post-retirement benefits	368.5	—	—	368.5
Accrued pension	658.1	—	—	658.1
Long-term bank debt, net of current portion	316.6	—	—	316.6
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	79.0	—	—	79.0

Total liabilities	2,109.7	27.9	(29.2)	2,108.4

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,818,806 issued and outstanding at September 27, 2009	0.3	—	—	0.3
Additional paid-in capital	422.2	80.3	(80.3)	422.2
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Accumulated deficit	(220.7)	(2.0)	2.0	(220.7)
Accumulated other comprehensive loss	(796.9)	—	—	(796.9)

Total stockholders’ equity (deficit)	$(596.7)	$78.3	$(78.3)	$(596.7)

Total liabilities and stockholders’ equity (deficit)	$1,513.0	$106.2	$(107.5)	$1,511.7

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
December 31, 2008
($ in millions, except share amounts) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$86.6	$0.1	$—	$86.7
Trade and other receivables	131.1	7.4	—	138.5
Intercompany receivable	21.1	8.3	(29.4)	—
Inventories	297.7	14.1	—	311.8
Assets related to discontinued operations	460.7			460.7
Other current assets	4.2	0.5	—	4.7

Total current assets	1,001.4	30.4	(29.4)	1,002.4

Property, plant and equipment, net	271.2	8.0	—	279.2
Goodwill	341.1	63.7	—	404.8
Identifiable intangible assets, net	27.2	—	—	27.2
Debt origination costs, net and other assets	12.9	1.1	—	14.0
Investment in affiliated company	76.4	—	(76.4)	—

Total assets	$1,730.2	$103.2	$(105.8)	$1,727.6

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$144.5	$4.0	$—	$148.5
Intercompany payable	8.3	21.1	(29.4)	—
Accrued and other liabilities	57.4	0.1	—	57.5
Accrued payroll and employee benefits	46.5	1.6	—	48.1
Accrued post-retirement benefits-current	42.0	—	—	42.0
Accrued pension-current	0.3	—	—	0.3
Current portion of long-term bank debt	5.9	—	—	5.9
Liabilities related to discontinued operations	156.7			156.7
Accrued contract liabilities	141.1	—	—	141.1

Total current liabilities	602.7	26.8	(29.4)	600.1

Long-term liabilities:
Accrued post-retirement benefits	405.3	—	—	405.3
Accrued pension	710.7	—	—	710.7
Long-term bank debt, net of current portion	594.0	—	—	594.0
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	81.6	—	—	81.6

Total liabilities	2,664.3	26.8	(29.4)	2,661.7

Stockholders’ equity (deficit):

Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,798,382 issued and outstanding at December 31, 2008	0.3	—	—	0.3
Additional paid-in capital	420.5	80.3	(80.3)	420.5
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Accumulated deficit	(501.3)	(3.9)	3.9	(501.3)
Accumulated other comprehensive loss	(852.0)	—	—	(852.0)

Total stockholders’ equity (deficit)	$(934.1)	$76.4	$(76.4)	$(934.1)

Total liabilities and stockholders’ equity (deficit)	$1,730.2	$103.2	$(105.8)	$1,727.6

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Three Months Ended September 27, 2009
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$431.4	$18.0	$(2.7)	$446.7

Costs and expenses

Cost of sales	363.0	15.7	(2.7)	376.0
Selling, general and administrative expenses	28.8	1.4	—	30.2

Total costs and expenses	391.8	17.1	(2.7)	406.2

Operating income	39.6	0.9	—	40.5

Other income (expense)
Interest income	0.2	—	—	0.2
Other gain	—	—	—	—
Interest expense	(20.6)	—	—	(20.6)
Equity in income (loss) of consolidated subsidiaries	0.9	—	(0.9)	—

Income (loss) before income taxes	20.1	0.9	(0.9)	20.1
Income tax expense	0.9	—	—	0.9

Income (loss) from continuing operations	19.2	0.9	(0.9)	19.2
Income (loss) from discontinued operations, net of tax	219.4	—	—	219.4

Net income (loss)	$238.6	$0.9	$(0.9)	$238.6

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Three Months Ended September 28, 2008
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$466.7	$15.4	$(4.8)	$477.3

Costs and expenses
Cost of sales	398.1	13.8	(4.8)	407.1
Selling, general and administrative expenses	33.5	1.4	—	34.9

Total costs and expenses	431.6	15.2	(4.8)	442.0

Operating income (loss)	35.1	0.2	—	35.3

Other income (expense)
Interest income	1.3	—	—	1.3
Other gain (loss)	1.6	—	—	1.6
Interest expense	(17.4)	—	—	(17.4)
Equity in income (loss) of consolidated subsidiaries	0.2	—	(0.2)	—

Income (loss) before income taxes	20.8	0.2	(0.2)	20.8
Income taxes	0.2	—	—	0.2

Income (loss) from continuing operations	20.6	0.2	(0.2)	20.6
Income (loss) from discontinued operations, net of tax	(5.0)	—	—	(5.0)

Net income (loss)	$15.6	$0.2	$(0.2)	$15.6

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Nine Months Ended September 27, 2009
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$1,278.8	$53.7	$(10.2)	$1,322.3

Costs and expenses

Cost of sales	1,071.8	47.9	(10.2)	1,109.5
Selling, general and administrative expenses	97.3	3.9	—	101.2

Total costs and expenses	1,169.1	51.8	(10.2)	1,210.7

Operating income	109.7	1.9	—	111.6

Other income (expense)
Interest income	0.6	—	—	0.6
Other gain	—	—	—	—
Interest expense	(44.5)	—	—	(44.5)
Equity in income (loss) of consolidated subsidiaries	1.9	—	(1.9)	—

Income (loss) before income taxes	67.7	1.9	(1.9)	67.7
Income tax expense	0.9	—	—	0.9

Income (loss) from continuing operations	66.8	1.9	(1.9)	66.8
Income (loss) from discontinued operations, net of tax	213.8	—	—	213.8

Net income (loss)	$280.6	$1.9	$(1.9)	$280.6

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Nine Months Ended September 28, 2008
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$1,325.4	$52.5	$(15.9)	$1,362.0

Costs and expenses
Cost of sales	1,058.9	46.1	(15.9)	1,089.1
Selling, general and administrative expenses	121.8	4.3		126.1

Total costs and expenses	1,180.7	50.4	(15.9)	1,215.2

Operating income (loss)	144.7	2.1	—	146.8

Other income (expense)
Interest income	2.3	—	—	2.3
Other loss	48.7	—	—	48.7
Equity in loss of joint venture	(0.6)	—	—	(0.6)
Interest expense	(49.6)	—	—	(49.6)
Equity in income (loss) of consolidated subsidiaries	2.1	—	(2.1)	—

Income (loss) before income taxes	147.6	2.1	(2.1)	147.6
Income taxes	0.2	—	—	0.2

Income (loss) from continuing operations	147.4	2.1	(2.1)	147.4
Income (loss) from discontinued operations, net of tax	(23.8)	—	—	(23.8)

Net income (loss)	$123.6	$2.1	$(2.1)	$123.6

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Nine Months Ended September 27, 2009
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$280.6	$1.9	$(1.9)	$280.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54.5	1.2	—	55.7
Stock compensation expense	1.2	—	—	1.2
(Gain)/Loss from asset disposals	41.7	—	—	41.7
Income from investments in consolidated subsidiaries	(1.9)	—	1.9	—
Changes in current assets and liabilities:
Trade and other receivables	2.0	(0.2)	—	1.8
Intercompany accounts receivable	0.2	—	(0.2)	—
Inventories	(166.8)	(2.8)	—	(169.6)
Other current assets	(0.8)	(0.1)	—	(0.9)
Accounts payable, trade	(28.8)	0.4	—	(28.4)
Intercompany accounts payable	—	(0.2)	0.2	—
Accrued payroll and employee benefits	(0.4)	(0.2)	—	(0.6)
Accrued and other liabilities	23.8	1.1	—	24.9
Accrued contract liabilities	(41.3)	—	—	(41.3)
Other assets and liabilities—long-term	(36.8)	1.0	—	(35.8)

Net cash provided by (used in) operating activities	127.2	2.1	—	129.3
Investing activities
Capital expenditures	(26.1)	(2.1)	—	(28.2)
Proceeds from sale of assets	289.2	—	—	289.2

Net cash provided by (used in) investing activities	263.1	(2.1)	—	261.0
Financing activities
Proceeds from short-term bank debt	135.0	—	—	135.0
Payments on short-term bank debt	(135.0)	—	—	(135.0)
Proceeds from long-term bank debt	75.0	—	—	75.0
Payments on long-term bank debt	(357.9)	—	—	(357.9)
Changes in restricted cash	(43.7)	—	—	(43.7)

Net cash provided by (used in) financing activities	(326.6)	—	—	(326.6)

Net increase in cash and cash equivalents	63.7	—	—	63.7
Cash and cash equivalents at beginning of period	86.6	0.1	—	86.7

Cash and cash equivalents at end of period	$150.3	$0.1	$—	$150.4

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Nine Months Ended September 28, 2008
(in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$123.6	$2.1	$(2.1)	$123.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	48.9	1.2	—	50.1
Stock compensation expense	2.2	—	—	2.2
Equity in losses of joint venture	0.6	—	—	0.6
(Gain)/Loss from asset disposals	(50.1)	—	—	(50.1)
Income from investments in consolidated subsidiaries	(2.1)	—	2.1	—
Changes in current assets and liabilities:
Trade and other receivables	(81.4)	(0.2)	—	(81.6)
Intercompany accounts receivable	0.8	(1.2)	0.4	—
Inventories	(32.4)	0.2	—	(32.2)
Other current assets	0.5	(0.1)	—	0.4
Accounts payable, trade	(36.2)	(0.6)	—	(36.8)
Intercompany accounts payable	1.2	(0.8)	(0.4)	—
Accrued payroll and employee benefits	(0.8)	0.4	—	(0.4)
Accrued and other liabilities	(9.8)	(0.2)	—	(10.0)
Accrued contract liabilities	(33.0)	—	—	(33.0)
Other assets and liabilities—long-term	(79.8)	—	—	(79.8)

Net cash provided by (used in) operating activities	(147.8)	0.8	—	(147.0)
Investing activities
Capital expenditures	(40.5)	(1.2)	—	(41.7)
Proceeds from sale of joint venture	55.0	—	—	55.0

Net cash provided by (used in) investing activities	14.5	(1.2)	—	13.3
Financing activities
Proceeds from short-term bank debt	153.0	—	—	153.0
Payments on short-term bank debt	(153.0)	—	—	(153.0)
Proceeds from Incremental Facility	184.6	—	—	184.6
Payments on long-term bank debt	(2.0)	—	—	(2.0)
Proceeds from sale of common stock	0.1	—	—	0.1

Net cash provided by (used in) financing activities	182.7	—	—	182.7

Net increase (decrease) in cash and cash equivalents	49.4	(0.4)	—	49.0
Cash and cash equivalents at beginning of period	75.1	0.5	—	75.6

Cash and cash equivalents at end of period	$124.5	$0.1	$—	$124.6

Note 17- Fair Value Measurements
          The Fair Value Measurements and Disclosures topic of the ASC, defines fair value, provides guidance for measuring fair value and requires certain disclosures. In accordance with this guidance, we utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
          As of September 27, 2009, we had $150.1 million of short term investments, primarily money market funds, reflected at cost, which approximates fair value, in our cash and cash equivalents balance on our Consolidated Balance Sheet. The fair value determination of this asset involves Level 2 inputs.
          Our deferred compensation liability to former executives is based on the most recently obtained fair value of our common stock. As of September 27, 2009, the fair value determination of the $1.4 million deferred compensation liability involves Level 3 inputs. The value of this liability has declined by $0.5 million since December 31, 2008.
Note 18- Comprehensive Income (Loss)
          Comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(in millions)
Income from continuing operations	$19.2	$20.6	$66.8	$147.4
Comprehensive income (loss), net of tax
Pension	14.1	13.6	40.0	18.4
OPEB	(5.8)	(7.1)	15.1	30.5

Total comprehensive income from continuing operations	27.5	27.1	121.9	196.3
Income (loss) from discontinuing operations, net of tax	219.4	(5.0)	213.8	(23.8)

Total comprehensive income, net of tax	$246.9	$22.1	$335.7	$172.5

Note 19- Fixed Assets
          During the three month period ended June 28, 2009, we capitalized approximately $5.6 million of interest costs related to our assets-under-construction balance that were expensed in fiscal periods prior to 2009 in error. We also recorded a corresponding $1.9 million adjustment to increase depreciation expense, which was recorded to cost of sales during the three month period ended June 28, 2009. The total impact on net income from these adjustments was approximately $3.7 million. The capitalization also increased our Fixed Assets, net balance by $3.7 million. Additionally, during the nine month period ended September 27, 2009, we have capitalized interest costs of $0.8 million related to our current assets-under-construction balance.

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
          Most of our revenues are generated under long-term contracts. Our customers typically place orders well in advance of required deliveries, which gives us considerable visibility with respect to our future revenues. These advance orders also generally create a significant backlog for us, which was approximately $2.6 billion at September 27, 2009. Our calculation of backlog includes only firm orders for commercial and business jet programs and funded orders for government programs, which causes our backlog to be substantially lower than the estimated aggregate dollar value of our contracts and may not be comparable to others in the industry.
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
          Commercial Aircraft. Sales to the commercial aircraft market are affected by the financial health of the commercial airline industry, passenger and cargo air traffic, the introduction of new aircraft models, and the availability and profile of used aircraft. Beginning in 2009, we have begun receiving reduced delivery rates from our customers. We expect those reduced delivery rates to continue through at least the end of 2010.
          Military Aircraft. U.S. national defense spending and procurement funding decisions, global geopolitical conditions, and current operational use of the existing military aircraft fleet drive sales in the military aircraft market. We believe that the demand for our rotorcraft programs, which are some of the key equipment being used in military operations, will experience some pressure during the next several years. Historically, the majority of our military revenues and a significant portion of our total revenue have been generated from our C-17 program. We currently have a contract from Boeing that would support C-17 production through April 2011. The President’s proposed 2010 budget does not include funding for the procurement of new C-17 aircraft although Congress has proposed adding funding for additional aircraft. If Congress does not approve the funding for additional C-17 aircraft, our business could be adversely impacted.
          Business Jet Aircraft. Sales to the business jet aircraft market are driven by long-term economic expansion, the increasing inconvenience of commercial airline travel, growing international acceptance and demand for business jet travel, fractional ownership of business jets and the introduction of new business jet models. Beginning in 2009 in response to macro-economic conditions, we have begun receiving reduced delivery rates from our OEMs and were notified of the suspension of the Cessna Citation Columbus — Model 850 program. We expect those reduced delivery rates to continue through at least the end of 2010. However, as a major supplier to the top-selling G350, G450, G500 and G550 and Citation X, we still believe we are well positioned to operate in key segments of the business jet market when macro-economic conditions improve.
          On July 6, 2009, we entered into an agreement to sell the assets and operations of our 787 business conducted at North Charleston, South Carolina to Boeing Commercial Airplanes Charleston South Carolina, Inc., a wholly owned subsidiary of The Boeing Company. The transaction was completed on July 30, 2009. Concurrent with the closing of the transaction, we entered into an agreement terminating the existing 787 supply agreement releasing claims and resolving rights and obligations, including obligations incurred or created as a result of ordinary course performance of the 787 supply agreement. Going forward, under a newly negotiated contract, we will manufacture certain components for the 787 program as well as provide engineering services to Boeing pursuant to an engineering services agreement. We also will provide certain transition services to Boeing pursuant to a transition services agreement and perform new work scope on the Boeing 737 and 777 aircraft pursuant to a long-term supply agreement.

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
          For a further discussion of our revenue recognition policy, see “— Critical Accounting Policies and Estimates — Revenue and Profit Recognition.’’
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
          Selling, general and administrative expenses. Selling, general and administrative expenses include expenses for executive management, program management, business management, human resources, accounting, treasury, and legal. The major cost elements of selling, general and administrative expenses include salary and wages, fringe benefits, stock compensation expense, travel and supplies. In addition, these expenses include period expenses for non-recurring program development, such as research and development and other non-recurring activities, as well as costs that are not reimbursed under U.S. Government contract terms.

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
          Income tax benefit (expense). Income tax benefit (expense) represents federal income tax provided on our net book income from continuing operations. For a further discussion of our income tax provision, please see Note 10 — Income Taxes.
          Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax represents the revenue and expenses associated with our 787 business conducted at North Charleston, South Carolina that was sold to Boeing Commercial Airplanes Charleston South Carolina, Inc., a wholly owned subsidiary of The Boeing Company on July 30, 2009. Our gain on the sale of this business is also reflected as income (loss) from discontinued operations, net of tax. See Note 3 — Discontinued Operations in the notes to the interim unaudited condensed consolidated financial statements included in Item 1.

Results of Operations

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 27, 2009	September 28, 2008	$ Change	September 27, 2009	September 28, 2008	$ Change
	(in millions)
Revenue:
Commercial	$226.3	$248.7	$(22.4)	$642.5	$679.9	$(37.4)
Military	168.3	144.8	23.5	476.1	440.2	35.9
Business Jet	52.1	83.8	(31.7)	203.7	241.9	(38.2)

Total revenue	$446.7	$477.3	$(30.6)	$1,322.3	$1,362.0	$(39.7)
Costs and expenses:
Cost of sales	376.0	407.1	(31.1)	1,109.5	1,089.1	20.4
Selling, general and administrative	30.2	34.9	(4.7)	101.2	126.1	(24.9)

Total costs and expenses	$406.2	$442.0	$(35.8)	$1,210.7	$1,215.2	$(4.5)

Operating income	40.5	35.3	5.2	111.6	146.8	(35.2)
Interest expense, net	(20.4)	(16.1)	(4.3)	(43.9)	(47.3)	3.4
Other gain/(loss)	—	1.6	(1.6)	—	48.7	(48.7)
Equity in loss of joint venture	—	—	—	—	(0.6)	0.6
Income tax expense	(0.9)	(0.2)	(0.7)	(0.9)	(0.2)	(0.7)

Income from continuing operations	$19.2	$20.6	$(1.4)	$66.8	$147.4	$(80.6)
Income (loss) from discontinued operations, net of tax	219.4	(5.0)	224.4	213.8	(23.8)	237.6

Net income	$238.6	$15.6	$223.0	$280.6	$123.6	$157.0

Comparison of Results of Operations for the Three Months Ended September 27, 2009 and September 28, 2008
Revenues. Revenue for the three months ended September 27, 2009 was $446.7 million, a decrease of $30.6 million, or 6%, compared with the same period in the prior year. When comparing the third quarter of 2009 with the same period in the prior year:
•	Commercial revenue decreased $22.4 million, or 9%, primarily due to a $20.4 million decrease in sales resulting from the completion of one of our Airbus programs in the second quarter of 2009.

•	Military revenue increased $23.5 million, or 16% mainly due increased deliveries for the V-22 and C-130 programs as well as higher spares deliveries for C-17.

•	Business Jet revenue decreased $31.7 million, or 38%, primarily due to reduced delivery rates directed by our customers.
Operating income. Operating income from continuing operations for the three months ended September 27, 2009 was $40.5 million, an increase of $5.2 million, or 15%, compared with $35.3 million for the comparable period in the prior year. This increase was largely due to completion of the amortization of the intangible asset related to the 747-400 program in 2008.
Interest expense, net. Interest expense, net for the three month period ended September 27, 2009 was $20.4 million, an increase of $4.3 million, or 27%, compared with $16.1 million for the same period in the prior year. Interest expense increased primarily due to the acceleration of $7.1 million of debt origination costs from the pay down of $355.0 million term loans outstanding resulting from the 787 transaction partially offset by a reduction in the effective interest rate on our variable rate indebtedness excluding the acceleration.

Income (loss) from discontinued operations, net of tax. Income from discontinued operations, net of tax for the three month period ended September 27, 2009 was $219.4 million primarily due to the previously announced 787 transaction recorded during the period. This transaction included $275.0 million of income recognized for the resolution of 787 contractual issues as well as a $39.8 million loss on the sale of our 787 business.
Comparison of Results of Operations for the Nine Months Ended September 27, 2009 and September 28, 2008
Revenues. Revenue for the nine months ended September 27, 2009 was $1,322.3 million, a decrease of $39.7 million, or 3%, compared with the same period in the prior year. When comparing the nine months ended September 27, 2009 with the same period in the prior year:
•	Commercial revenue decreased $37.4 million, or 6%, primarily due to a $42.5 million decrease in sales resulting from the completion of one of our Airbus programs in the second quarter of 2009

•	Military revenue increased $35.9 million, or 8%, primarily due to increased deliveries on the V-22 program, C-130 program and spares deliveries for the C-17 program.

•	Business Jet revenue decreased $38.2 million, or 16%, primarily due to reduced delivery rates directed by our customers.
Operating income. Operating income for the nine months ended September 27, 2009 was $111.6 million, a decrease of $35.2 million, or 24%, compared with $146.8 million for the same period in the prior year. There were several unusual items that contributed to the decrease including the absence in 2009 of the one-time release of $22.6 million of purchase accounting reserves for the 747 program reflecting the updated timeline for the completion of the deliveries for the 747-400 model. Also, non-recurring costs of $9.6 million were recorded during the period reflecting the impact of the pension and other post-retirement benefits curtailment resulting from the 2009 collective bargaining agreement with the International Association of Machinists at our Nashville, Tennessee facility. In addition to these items, overall program margins were lower due to the cost pressures mentioned above as well as lower margins recognized on non-recurring sales.
Interest expense, net. Interest expense, net for the nine month period ended September 27, 2009 was $43.9 million, a decrease of $3.4 million, or 7%, compared with $47.3 million for the same period in the prior year. Interest expense decreased primarily due to the adjustment during the second quarter of 2009 to capitalize approximately $5.6 million of interest costs to appropriately reflect the book value of Property, Plant and Equipment included in our assets-under-construction balance in fiscal periods prior to 2009. The remainder of the decrease resulted from a reduction in the effective interest rate on our variable rate indebtedness partially offset by the acceleration of $7.1 million of debt origination costs from the pay down of $355.0 million term loans outstanding resulting from the 787 transaction.
Other gain (loss). Other gain for the nine month period ended September 28, 2008 primarily reflected the $47.1 million gain from the sale of our equity interest in our Global Aeronautica joint venture. We did not have a similar transaction during the nine month period ended September 27, 2009.
Income (loss) from discontinued operations, net of tax. Income from discontinued operations, net of tax for the nine month period ended September 27, 2009 was $213.8 million primarily due to the previously announced 787 transaction recorded during the period. This transaction included $275.0 million of income recognized for the resolution of 787 contractual issues as well as a $39.8 million loss on the sale of our 787 business.

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
Revenue Recognition
          The majority of our sales are made pursuant to written contractual arrangements or ''contracts’’ to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed price contracts. These contracts are within the scope of the Revenue - Construction-Type and Production-Type Contracts topic of the ASC and revenue and costs on contracts are recognized using percentage-of-completion methods of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion. Depending on the contract, we measure progress toward completion using either the cost-to-cost method or the units-of-delivery method.
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
          Adjustments to original estimates for a contract’s revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity, the more relative overhead that contract will absorb. The impact of revisions in cost estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (''forward losses’’) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities in accordance with the Construction and Production-Type Contracts topic. Revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as our valuation of inventory. Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with the Construction and Production-Type Contracts topic.
          Advance payments and progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities.

          Accrued contract liabilities consisted of the following:

	September 27,	December 31,
	2009	2008
	(in millions)
Advances and progress billings	$96.0	$126.8
Forward loss	6.7	6.4
Other	9.7	7.9

Total accrued contract liabilities	$112.4	$141.1

Goodwill
          Goodwill is tested for impairment, at least annually, in accordance with the provisions of the Intangibles — Goodwill and Other topic of the ASC. Under this topic, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. In connection with the sale of our 787 business on July 30, 2009 (discussed in Note 3 - Discontinued Operations), $122.9 million of our goodwill balance was allocated to that business based on the relative fair value of its assets. Subsequently, we performed an interim impairment test of our remaining Goodwill balance and determined the balance is not impaired.
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
          The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% and is utilized principally in calculating the PBO and annual pension expense. In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for certain eligible retired employees. Such benefits were unfunded as of December 31, 2008 and September 27, 2009. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.
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
          In accordance with the Compensation — Retirement Benefits topic of the ASC we recognized the funded status of our benefit obligation in our statement of financial position as of December 31, 2008. This funded status was remeasured for some plans as of January 31, 2009. The funded status was measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan. For more information on the impact of this remeasurement, see Note 6 — Pension and Other Post-retirement Benefits.
Recent Accounting Pronouncements
          In December 2007, the FASB issued an accounting standard that provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. This standard also expands required disclosures surrounding the nature and financial effects of business combinations. We adopted the guidance of this accounting standard, currently included in the Business Combinations Topic of the ASC on January 1, 2009. We considered the provisions of this accounting standard with respect to the sale of our 787 business (as discussed in Note 3 - Discontinued Operations).
          FASB issued an accounting standard that requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. We adopted the provisions of this accounting standard on January 1, 2009 and will provide the required enhanced disclosures for our pension plan assets in our 2009 annual report on Form 10-K.

          In May 2009, the FASB issued an accounting standard that requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity is required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, this accounting standard requires an entity to disclose the date through which subsequent events have been evaluated. We adopted this accounting standard for our fiscal period ending June 28, 2009 and we have evaluated subsequent events through the date of issuance of our interim, unaudited, condensed consolidated financial statements on November 10, 2009. No material subsequent events have occurred since September 27, 2009.
          In June 2009, the FASB issued an accounting standard that establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative U.S. generally accepted accounting principles (US GAAP). We adopted this accounting standard for our fiscal period ending September 27, 2009.
          Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update the Codification, provide background information about the accounting guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the Codification, but it will change the way the accounting guidance is organized and presented. As a result, these changes have a significant impact on how we reference GAAP in our financial statements and in our accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.
          In this quarterly report, the Company has begun the process of implementing the statement by removing references to FASB statement numbers in the footnotes that follow and explaining the adherence to authoritative accounting guidance in plain English, where appropriate.
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

		Updated to
		reflect
	As previously	Treasury
	reported in the	Department
	10-K	changes
	(in Millions)
Projected contributions
2009	84.7	78.8
2010	165.8	98.1
2011	191.7	217.1
2012	174.7	166.8
2013	151.6	153.8

Total 2009-2013	$768.5	$714.6

          Macro-economic conditions, the corporate bond rates and the fluctuations in the fair value of our plan assets as a result of the volatility in global financial markets will continue to impact our required contributions in future periods.
          Our ability to refinance our indebtedness or obtain additional sources of financing will be affected by economic conditions and financial, business and other factors, some of which are beyond our control.
          As of September 27, 2009, our total outstanding long-term debt was approximately $592.5 million. This amount includes $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) and $325.2 million of term loans outstanding under our senior credit facilities. Additionally, we had $41.3 million in outstanding letters of credit.
          On July 30, 2009 we entered into an Amendment to our Credit Agreement (“Amendment”) which modified the Credit Agreement to allow the sale of our 787 business (discussed in Note 3 - Discontinued Operations) and provided for use of cash proceeds from the transaction to (i) pay down $355.0 million of term loans outstanding and (ii) repay outstanding amounts on our revolver of $135.0 million and to permanently reduce revolving commitments under the Credit Agreement to $100.0 million. The Amendment converted the synthetic letter of credit facility under the Credit Agreement into additional term loan of $50.0 million, a portion of which is used as cash collateral for letters of credit previously issued under the synthetic letter of credit facility. As of September 27, 2009, the cash restricted as collateral for outstanding letters of credit was $43.7 million. The Amendment increased the interest rate on all loans to London Interbank Offering Rate (LIBOR) plus a margin of 4.00%, with a minimum LIBOR floor of 3.50%.

          Our outstanding term loans, including amounts under the Incremental Facility, are repayable in equal quarterly installments of approximately $1.5 million with the balance due on December 22, 2011. Our revolving commitments are scheduled to expire on December 22, 2010. The Amendment incorporated an extension provision that allows us to extend our revolving commitments with lenders who agree to such extension to a date to be agreed. We are also obligated to pay an annual commitment fee on the unused portion of our revolver of 0.5% or less, based on our leverage ratio.
          Under the terms of the senior credit facility, we are required to prepay or refinance any amounts outstanding of our $270.0 million Senior Notes by the last business day of 2010 or we must repay the aggregate amount of loans outstanding at that time under the senior credit facility unless a lender waives such prepayment (so long as a majority of our lenders (voting on a class basis) agree to such waiver). We may not be able to refinance the Senior Notes on commercially reasonable terms or at all. This risk could impair our ability to fund our operations, limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.
          Credit Agreements and Debt Covenants. The indenture governing our Senior Notes and our credit agreement contain customary affirmative and negative covenants for facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also requires that we maintain certain financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios, as defined in the agreement, and a limitation on our capital spending levels. The indenture governing our Senior Notes also contains various restrictive covenants, including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of September 27, 2009, we were in compliance with the covenants in the indenture and our credit agreement.
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
          Our senior credit facilities use Adjusted EBITDA to determine our compliance with two financial maintenance covenants. See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and reconciliation of that non-GAAP financial measure to net cash provided by (used in) operating activities. We are required not to permit our consolidated total leverage ratio, or the ratio of funded indebtedness (net of cash) at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter, to exceed 4.00:1.00 for fiscal periods ending during 2009, 3.75:1.00 for fiscal periods during 2010 and 3.50:1.00 for fiscal periods thereafter. We also are required not to permit our consolidated net interest coverage ratio, or the ratio of Adjusted EBITDA for the twelve months ending on the last day of a quarter to our consolidated net interest expense for the twelve months ending on the same day, to be less than 3.50:1.00 for fiscal periods ending during 2009 and for fiscal periods thereafter. Each of these covenants is tested quarterly, and our failure to comply could result in a default and, potentially, an event of default under our senior credit facilities. If not cured or waived, an event of default could result in acceleration of this indebtedness. Our credit facilities also use Adjusted EBITDA to determine the interest rates on our borrowings, which are based on the consolidated total leverage ratio described above. Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our senior credit facilities. Accordingly, a change in our Adjusted EBITDA could increase or decrease our cost of funds. The actual results of the total leverage ratio and net interest coverage ratio for the nine month period ended September 27, 2009 were 1.63:1.00 and 4.79:1.00, respectively.

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
          Non-GAAP Financial Measures. Periodically we disclose to investors Adjusted EBITDA, which is a non-GAAP financial measure that our management uses to assess our compliance with the covenants in our senior credit agreement, our ongoing ability to meet our obligations and manage our levels of indebtedness. Adjusted EBITDA is calculated in accordance with our senior credit agreement and includes adjustments that are material to our operations but that our management does not consider reflective of our ongoing core operations. Pursuant to our senior credit agreement, Adjusted EBITDA is calculated by making adjustments to our net income (loss) to eliminate the effect of our (1) income tax expense, (2) net interest expense, (3) any amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness, (4) depreciation and amortization expense, (5) any extraordinary, unusual or non-recurring expenses or gains/losses (including gains/losses on sales of assets outside of the ordinary course of business, non-recurring expenses associated with the 787 program and certain expenses associated with our facilities consolidation efforts) net of any extraordinary, unusual or non-recurring income or gains, (6) any other non-cash charges, expenses or losses, restructuring and integration costs, (7) stock-option based compensation expenses and (8) all fees and expenses paid pursuant to our Management Agreement with Carlyle. See Note 15 — Related Party Transactions.

          Adjusted EBITDA for the three month period ended September 27, 2009 was $58.6 million, an increase of $3.7 million from the same period in the prior year. Adjusted EBITDA for the nine month period ended September 27, 2009 was $185.1 million, a decrease of $20.1 million from the same period in the prior year. The following table is a reconciliation of the non-GAAP measure from our cash flows from operations:
Reconciliation of Non-GAAP Measure — Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Net cash provided by (used in) operating activities	$224.4	$(109.3)	$129.3	$(147.0)
Interest expense, net	20.5	16.1	43.9	47.3
Income tax expense (benefit)	0.9	0.2	0.9	0.2
Stock compensation expense	(0.5)	(0.8)	(1.2)	(2.2)
Equity in losses of joint venture	—	—	—	(0.6)
Gain (loss) from asset sales and other losses	(39.8)	1.6	(41.7)	50.1
Non-cash interest expense	(8.4)	(1.8)	(12.1)	(4.1)
787 tooling amortization	0.3	—	1.1	0.8
Changes in operating assets and liabilities	74.7	141.4	249.9	273.4

EBITDA	$272.1	$47.4	$370.1	$217.9

Investment in Boeing 787 and sale of 787 business (1)	(216.9)	6.0	(213.8)	28.0
Unusual charges & other non-recurring program costs (2)	4.0	1.7	14.6	5.7
(Gain) Loss on disposal of property, plant and equipment (3)	—	(1.5)	1.9	(50.1)
Pension & OPEB curtailment and non-cash expense (4)	—	—	9.6	—
Other (5)	(0.6)	1.3	2.7	3.7

Adjusted EBITDA	$58.6	$54.9	$185.1	$205.2

(1)	Investment in Boeing 787 and sale of 787 business—The Boeing 787 program, described elsewhere in this quarterly report, required substantial start-up costs in prior periods as we built a new facility in South Carolina and invested in new manufacturing technologies dedicated to the program. These start-up investment costs were expensed in our financial statements over several periods due to their magnitude and timing. As a result of the sale of our 787 business to Boeing, we settled outstanding contractual matters with Boeing and recognized a loss on the sale of the related assets and liabilities of the business. Our credit agreement excludes all gains or losses recognized on the sale of assets and it excludes our significant start-up investment in the Boeing 787 program because it represented an unusual significant investment in a major new program that was not indicative of ongoing core operations. Accordingly, the impact of the settlement of contractual matters, loss on the sale of the assets and liabilities and the investment that was expensed during the period was excluded from the calculation of Adjusted EBITDA. Also included is our loss in our joint venture with Global Aeronautica. Our share of Global Aeronautica’s net loss was $0.6 million for the nine month period ended September 28, 2008, respectively. On June 10, 2008, we sold our equity interest in Global Aeronautica to Boeing and as a result our adjusted EBITDA calculations for the periods presented above were not impacted by this joint venture. For more information, please refer to Note 13 — Investment in Joint Venture to our interim unaudited condensed consolidated financial statements.

(2)	Unusual charges and other non-recurring program costs—Our senior credit agreement excludes our expenses for unusual events in our operations and non-recurring costs that are not indicative of ongoing core operating performance, and accordingly the charges that have been expensed during the period are added back to Adjusted EBITDA.

For the three month periods ended September 27, 2009 and September 28, 2008, we incurred $1.3 million and $1.7 million, respectively, of non-recurring costs primarily related to a facilities rationalization initiative. For the nine month periods ended September 27, 2009 and September 28, 2008, we incurred $8.2 million and $5.7 million, respectively, of non-recurring costs primarily related to a facilities rationalization initiative.

Additionally, for the nine month period ended September 27, 2009, we reversed $(0.5) million in non-recurring program costs related to the strike at our Nashville, Tennessee facility because the actual strike-related costs incurred on those programs were lower than the original estimates. During the nine month period ended September 27, 2009, we also recognized $1.8 million of non-recurring costs related to the suspension of the Cessna Citation Columbus — Model 850 business jet program.

During the three and nine month periods ended September 27, 2009, we recognized $2.7 million and $5.1 million, respectively, of non-recurring costs related to Information Systems implementation initiatives.

(3)	(Gain) Loss on disposal of property, plant and equipment (“PP&E”) and other assets — On occasion, where the asset is no longer needed for our business and ceases to offer sufficient value or utility to justify our retention of the asset, we choose to sell PP&E at a loss. These losses reduce our results of operations for the period in which the asset was sold. Similarly, in some cases, we sell assets at an amount in excess of book value. Our credit agreement provides that those gains and losses are reflected as an adjustment in calculating Adjusted EBITDA.

(4)	Pension and other post-retirement benefits curtailment and non-cash expense related to the Compensation — Retirement Benefits topic of the ASC—The credit agreement allows us to remove non-cash benefit expenses, so to the extent that the recorded expense exceeds the cash contributions to the plan it is reflected as an adjustment in calculating Adjusted EBITDA. During the nine month period ended September 27, 2009, we recognized $9.6 million curtailment resulting from the new IAM collective bargaining agreement. For more information, please refer to Note 6 — Pension and Other Post-Retirement Benefits to our interim unaudited condensed consolidated financial statements.

(5)	Other—Includes non-cash stock expense and related party management fees. Our credit agreement provides that these expenses are reflected as an adjustment in calculating Adjusted EBITDA.
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
Cash Flow Summary

	For the Nine Months Ended
	September 27,	September 28,
	2009	2008	Change
	(in millions)
Net income (loss)	$280.6	$123.6	$157.0
Non-cash items	98.6	2.8	95.8
Changes in working capital	(249.9)	(273.4)	23.5

Net cash provided by (used in) operating activities	129.3	(147.0)	276.3
Net cash provided by (used in) investing activities	261.0	13.3	247.7
Net cash provided by (used in) financing activities	(326.6)	182.7	(509.3)

Net increase (decrease) in cash and cash equivalents	63.7	49.0	14.7
Cash and cash equivalents at beginning of period	86.7	75.6	11.1

Cash and cash equivalents at end of period	$150.4	$124.6	$25.8

          Net cash provided by operating activities for the nine month period ended September 27, 2009 was $129.3 million, an increase of $276.3 million compared to cash used of $147.0 million for the same period in 2008. This change primarily resulted from the settlement of contractual matters related to the 787 program partially offset by increased cash requirements for the 747-8 program.
          Net cash provided by investing activities for the nine months ended September 27, 2009 was $261.0 million, an increase of $247.7 million compared to net cash provided by investing activities of $13.3 million for the same period in 2008. The change is primarily due to the $289.2 million, net of fees, of proceeds received for the sale of the 787 business and $13.5 million fewer capital expenditures in 2009 offset by the $55.0 million of proceeds from the sale of our equity interest in Global Aeronautica to Boeing in 2008.
          Net cash used in financing activities for the nine months ended September 27, 2009 was $326.6 million, a change of $509.3 million compared with cash provided of $182.7 million for the same period in 2008. This change primarily resulted from the difference between our $184.6 million in net proceeds from the Incremental Facility in 2008 offset by the use of $355.0 million of proceeds from the sale of the 787 business to pay down outstanding term loans, the conversion of the $75.0 million of the synthetic letter of credit facility to a term loan and the restriction of $43.7 million as collateral for outstanding letters of credit in 2009.
Off-Balance Sheet Arrangements
          We have not entered into any off-balance sheet arrangements as of September 27, 2009.

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
          Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, we believe that raw material prices will remain stable through the remainder of 2009 and experience increases that are in line with inflation as the global economy recovers.
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
          Our suppliers’ failure to provide acceptable raw materials, components, kits and subassemblies could adversely affect our production schedules and contract profitability. We maintain a qualification and performance surveillance system to control risk associated with such supply base reliance. We utilize a range of long-term agreements and strategic aggregated sourcing to optimize procurement expense and supply risk related to our raw materials.
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

          Management performs a sensitivity analysis to determine how market interest rate changes will affect the fair value of any market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market interest rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $325.2 million of long-term, variable rate debt outstanding under our senior credit facilities at September 27, 2009. A one-percentage point increase in interest rates on our long-term variable-rate indebtedness would decrease our annual pre-tax income by approximately $3.3 million for the year ending December 31, 2009. All of our remaining debt is at fixed rates; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
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
Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting during the quarter ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
          During the nine month period ended September 27, 2009, we issued an aggregate of 18,810 shares of our common stock or less than 1% of the aggregate amount of common stock outstanding, to our members of our Board of Directors in reliance on Section 4(2) of the Securities Act.
          During the nine month period ended September 27, 2009, we issued an aggregate of 1,614 shares of our common stock in connection with the exercise of SARs originally granted to our employees in accordance with Rule 701 of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5.	OTHER INFORMATION
          None.

ITEM 6.	EXHIBITS
(a) Exhibits

(10.1)*	Asset Purchase Agreement between Vought Aircraft Industries, Inc. and Boeing Commercial Airplanes Charleston South Carolina, Inc. (formerly known as BCACSC, Inc.), a wholly owned subsidiary of The Boeing Company, dated July 6, 2009.

(31.1)*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc. (Registrant)

November 10, 2009 (Date)	/s/ KEITH HOWE Vice President and Chief Financial Officer

November 10, 2009 (Date)	/s/ MARK JOLLY Principal Accounting Officer