Form 10-K
period 2009-12-31
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2010-03-26
CIK 1278061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to __________
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑     No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑
          Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Small reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☑
     As of March 25, 2010, there were 24,818,900 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

Certain Definitions
     Unless the context requires otherwise, all references in this report to “Vought”, “Company”, “our company”, “we”, “our”, “us” and similar terms refer to Vought Aircraft Industries, Inc. and its wholly owned subsidiaries, VAC Industries, Inc., Vought Commercial Aircraft Company and Contour Aerospace Corporation.
Cautionary Statement Regarding Forward Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are based upon our current expectations and projections about future events. When used in this annual report on Form 10-K, the words ‘‘believe,” ‘‘anticipate,” ‘‘intend,” ‘‘estimate,” ‘‘expect,” ‘‘should,” ‘‘may” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this annual report are primarily located in the material set forth under the headings ‘‘Business,” ‘‘Risk Factors” and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations” but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this annual report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.
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

PART I
Item 1. Business
Overview
     We are a leading global manufacturer of aerostructure products for commercial, military and business jet aircraft. We develop and manufacture a wide range of complex aerostructures such as fuselages, wing and tail assemblies, engine nacelles, flight control surfaces as well as helicopter cabins. Our diverse and long-standing customer base consists of the leading aerospace original equipment manufacturers, or OEMs, including Airbus, Boeing, Cessna, Gulfstream, Hawker Beechcraft, Lockheed Martin, Northrop Grumman and Sikorsky, as well as the U.S. Air Force. We believe that our new product and program development expertise, engineering and composite capabilities, the importance of the products we supply and the advanced manufacturing capabilities we offer make us a critical partner to our customers. We collaborate with our customers and use the latest technologies to address their needs for complex, highly engineered aerostructure components and subsystems. Our products are used on many of the largest and longest running programs in the aerospace industry, including the Airbus 330/340, Boeing 737, 767, 777 and C-17 Globemaster III, Lockheed Martin C-130, Sikorsky H-60, Gulfstream G350, G450, G500 and G550, as well as significant derivative aircraft programs such as the 747-8. We are also a key supplier to our customers on newer platforms, which we believe have high growth potential, such as the Northrop Grumman Global Hawk unmanned aerial vehicle, Boeing 787 and Boeing V-22 Osprey. We generated revenue of approximately $1.9 billion for the year ended December 31, 2009. See our consolidated statement of operations in Item 8 of this report.
     On March 23, 2010, we entered into a merger agreement with Triumph Group, Inc. (“Triumph”) pursuant to which we will be acquired by Triumph. It is anticipated that in connection with that transaction all of our currently outstanding material indebtedness will be repaid in full. Triumph is a public company listed on the NYSE under the ticker symbol “TGI,” and is a designer, engineer, manufacturer, repairer and over hauler of aircraft components and accessories. For more information regarding this transaction, see Item 9B of this Form 10-K.
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
     Commercial Aircraft Market. The commercial aircraft market can be categorized by aircraft size and seating as follows:
•	Large wide-body aircraft with twin aisles (more than 200 seats). This category includes the Boeing 747-8, 767, 777 and 787 and the Airbus A330/340 and A380, as well as the A350XWB, planned for entry into service in 2013.
•	Smaller narrow-body aircraft with single aisles (excluding regional aircraft) (100 to 200 seats). This category includes the Boeing 737, the Bombadier C series and the Airbus A320 family (A318/319/320/321).
•	Regional jets (approximately 40 to 110 seats). This category includes the Bombardier CRJ Series and the Embraer ERJ 135, 140 and 145 aircraft. Embraer also produces larger (70-108 seats) regional aircraft such as the ERJ 170/175 and ERJ 190/195.
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
     While Boeing and Airbus generally agree on the magnitude of the growth in the commercial market, the manufacturers differ in their projections of numbers of aircraft and in their views of the size and type of aircraft that will be delivered over that timeframe. The long-term growth projections for the commercial aircraft market used in their latest market forecasts are:

	Annual Passenger Revenue Growth	Annual Cargo Revenue Growth
Airbus	4.7%	5.2%
Boeing	4.9%	5.4%

     However, forecasters have been unable to predict the peaks and troughs of the aviation cycle, including the significant downturn in production volumes post-2001, the dramatic increase in orders for commercial aircraft from 2005-2008 or the current downturn in production volumes. We believe that the current reductions in delivery rates will continue through at least the end of 2010. However, as economic conditions improve, we anticipate that delivery rates will increase in line with the long-term forecast for commercial aircraft.
     Military Aircraft Market. The military aircraft market can be categorized as follows:
•	Transport Aircraft or Cargo Aircraft —This aircraft category is characterized by the capability to transport troops, equipment and humanitarian aid including aircraft with the capability to operate from short and roughly prepared airfields or to perform airdrops of troops and equipment when landing is not an option. There are generally three classes of cargo aircraft: large cargo aircraft, such as the C-17 Globemaster III, C-5 Galaxy and AN124; medium cargo aircraft, such as the C-130J Hercules and the Airbus A400M, which is under development; and small cargo aircraft, such as the C-27J Spartan and EADS CASA C-295.
•	Unmanned Air Vehicles (“UAVs”) — Currently this class of aircraft is generally used for observation and command and control. Increasingly important in the U.S. military strategy, the use of this class of aircraft is broadening into weapons delivery and air combat. Examples include Global Hawk, the Predator and the Hunter.
•	Rotorcraft — The missions of the rotorcraft fleet are broad and varied and are critical to the war efforts in Iraq and Afghanistan. The critical missions that rotorcraft serve include intra-theatre cargo delivery, troop transport and rapid insertion, observation and patrol, ground attack and search and rescue and Special Operations. All models are seeing heavy use in Iraq and Afghanistan and, as a result, the delivery rates are increasing on most models due to the wear and damage the aircraft are experiencing. Examples include the H-60, sometimes referred to as Black Hawk, V-22 Osprey, CH-47 Chinook and the AH-64 Apache.
•	Fighter and Attack Aircraft — Fighter aircraft are used in air-to-air combat and provide air superiority over the battle space. This role enables other friendly aircraft to perform their missions. Attack aircraft are used to support ground troops in close air support roles and penetrating attacks. This category includes the F-22 Raptor, F-15E Eagle, A-10 Thunderbolt II, the F/A-18 Super Hornet and the F-35 Lightning II.
•	Aerial Tanker Aircraft — Tankers used to deliver fuel to other aircraft while airborne are essential to the effective use of combat and support aircraft. The Air Force issued a RFP to replace the KC-135 with the KC-X tanker. Boeing has indicated that it plans to base its entrant on a modified version of the 767 commercial airframe and we provide aerostructures for that aircraft.
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

     The business aviation market has been highly cyclical with general economic activity and corporate profitability driving the demand for new business jet aircraft. As a result of the economic downturn experienced during 2008 and 2009, the business aviation segment has suffered significantly. However, as the economy begins to rebound, it is anticipated that the business jet aircraft market will experience growth. Additionally, growth in the business jet segment is expected to occur in emerging markets such as Eastern Europe, Asia and the Middle East. As a major supplier to the top-selling Gulfstream G350, G450, G500 and G550 aircraft and the Citation X program, we believe we are well positioned in key segments of the business jet market.
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
     We have a diverse base of contracts in each of the significant aerospace markets described above. The following chart summarizes our revenue for the years ended December 31, 2009, 2008 and 2007. See our consolidated financial statements included in Item 8 of this report for a more detailed description of our historical results of operations.

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
		Percent		Percent		Percent
		of Total		of Total		of Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
			($ in millions)
Revenue:
Commercial	946.7	50%	848.1	48%	782.1	48%
Military	664.3	35%	607.4	34%	530.0	33%
Business jets	266.8	15%	319.5	18%	301.0	19%

Total revenue	$1,877.8	100%	$1,775.0	100%	$1,613.1	100%

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
     We are one of the largest independent manufacturers of aerostructures for Boeing Commercial Airplanes (“Boeing Commercial”). We are also one of the largest U.S. manufacturers of aerostructures for Airbus and have more than 20 years of commercial aircraft experience with the various Airbus entities. Our major commercial programs are summarized as follows:

Commercial Aircraft			Year Program
Customer/Platform	Product	Sole-Source	Commenced
Airbus
A330/340	Upper skin panel assemblies, center spar and midrear spar, mid and outboard leading edge assemblies	✓	1988
A340-500/600	Upper skin panel, stringers, center spar and midrear spar, mid and outboard leading edge assemblies	✓	1998
Boeing
737	Inboard flaps		2009
747	Fuselage panels and empennage (vertical stabilizer, horizontal stabilizer and aft body section)	✓	1966
767	Wing center section, horizontal stabilizer and aft fuselage section	✓	1980
777	1993 — Inboard flaps, spoilers and spare requirements 2009 — outboard flaps and ailerons	✓	1993, 2009
787	Detail parts and frame assembly	✓	2005
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
Competitive Strengths
     Leading, Diversified Position in the Aerostructures Market. We are a leading global manufacturer of aerostructures with a diverse mix of programs serving the commercial, military and business jet markets. Of our $1,877.8 million in total revenue for 2009, $946.7 million, $664.3 million and $266.8 million were derived from sales to the commercial, military and business jet markets, respectively. We manufacture aerostructures for Boeing and Airbus, the world’s leading commercial aircraft OEMs. We also provide aerostructures for a variety of military aircraft platforms utilized by all branches of the U.S. military, including transport, tanker, surveillance, rotor aircraft and UAVs. Our business jet customers include some of the largest business jet aircraft manufacturers worldwide such as Cessna and Gulfstream.
     Sole-Source Provider on High Volume, Long-Lived Commercial Platforms. We are a market leader on many long-lived commercial programs and are well positioned to capitalize on future growth in these established programs and other new program launches. We have a long history of new program development and have played a key role in the development of many of today’s most important commercial platforms including the 747, 767, 777, 787 and A330/340 since their inceptions. The success of these and other legacy programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. For example, we have extended our participation in the 747 program with the new 747-8 derivative.
     Strong Incumbent Position on Key Long-Lived Military Programs. We have a long history serving a diverse range of military aircraft programs, with particular strength in fixed-wing transport and rotor aircraft. We are the sole-source provider for several of the structures that we provide under our military programs. We have been a key supplier to the C-130 program since its inception in 1953 and the C-17 Globemaster III since its inception in 1983. We are also a key provider on newer military programs with high growth potential such as the V-22 Osprey and Global Hawk. Our key customers in the military market are Boeing, Lockheed Martin, Northrop Grumman, Sikorsky and the U.S. Air Force.
     Attractive Business Model. Our business model has several attractive features, including:
•	Strong, Stable Cash Flow From Legacy Programs. Revenue from legacy aircraft programs, such as the C-17, V-22, Global Hawk, 767, 777 and A330/340 which require only moderate capital expenditures to support current delivery rates, provides us with a source of strong, recurring cash flow.
•	Significant Revenue Visibility. Most of our 2009 revenues were generated under long-term contracts and from programs on which we are the sole-source provider. Our customers typically place orders well in advance of required deliveries, which gives us considerable visibility with respect to our future revenues. These advance orders also generally create a significant backlog for us, which was approximately $2.1 billion at December 31, 2009.

•	Opportunity to Participate on Next Generation Aircraft. Our long history with our customers and our engineering, design and technology expertise positions us to be a key aerostructures provider on future derivatives of existing programs, such as Boeing’s 747-8. We believe we are well positioned to compete for new business on next generation commercial wide body, narrow body, regional jet, business jet and military programs.
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
     Well Positioned in the Military Aircraft Market. We serve a broad spectrum of the military aircraft market, with particular strength in fixed-wing transport and rotor aircraft. Currently, we provide aerostructures for key military transport programs, including the C-17 Globemaster III, as well as the important rotorcraft military segment, with V-22 Osprey tilt rotor transport and the H-60 helicopter. Additionally, we provide the integrated wing on the highly successful Global Hawk UAV.
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

•	Legacy Programs: We believe we are well positioned on our important legacy commercial and business jet programs. We have the ability to accommodate higher production rates from our customers on those legacy programs when the economy rebounds. We also believe we have the capability to meet the future production needs of our military OEM customers and the U.S. Air Force.
•	Derivative Programs: We intend to utilize our incumbent position on existing programs to provide aerostructures on derivative programs such as the Boeing 747-8.
•	Next Generation Programs: Next generation aircraft programs will rely to a greater extent on streamlined assembly methods and advances in composite materials. We believe we are well positioned to participate in these programs, which will include next generation versions of the U.S. military tanker, narrow and wide body commercial aircraft and business jets. We believe we have developed certain distinguishing capabilities through our historical and current programs, including the 787, C-17, Global Hawk and V-22, which we intend to leverage in our pursuit of future business.
     Continue to Provide Advanced Products and Technologies. We place a high priority on the ongoing technological development and application of our products and services. Our commitment to innovation is evidenced by the significant investment we have made in new program initiatives such as the investment in our composite fabrication and advanced manufacturing capabilities. We believe this important investment has made us an industry leader in technology and new product development, strengthened our customer relationships and positioned us to generate new business on existing and future programs.
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
     Selectively Pursue Acquisitions or Mergers. We intend to selectively pursue acquisition or merger opportunities that fit our business strategy, in particular opportunities that will further enhance and diversify our program portfolio as well as provide further technological differentiation.
Customers
     We generate a large proportion of our revenues from three large customers. The following table reports the total revenue from these customers relative to our total revenue.

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
		Percent		Percent		Percent
		of Total		of Total		of Total
Customers	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
			($ in millions)
Airbus	$163.4	9%	$222.3	13%	$206.2	13%
Boeing	1,188.8	63%	976.4	55%	919.0	57%
Gulfstream	244.0	13%	275.7	15%	259.1	16%

Total revenue to large customers	1,596.2	85%	1,474.4	83%	1,384.3	86%

Total revenue	$1,877.8	100%	$1,775.0	100%	$1,613.1	100%

     Although the majority of our revenues are generated by sales into the U.S. market, as shown on the following table, a significant portion of our revenues are generated by sales to OEMs located outside of the United States.

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
		Percent		Percent		Percent
		of Total		of Total		of Total
Revenue Source	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
			($ in millions)
United States	$1,713.9	91%	$1,552.7	87%	$1,406.9	87%
International (1)
England	149.4	8%	153.3	9%	143.0	9%
Other	14.5	1%	69.0	4%	63.2	4%

Total International	163.9	9%	222.3	13%	206.2	13%

Total revenue	$1,877.8	100%	$1,775.0	100%	$1,613.1	100%

(1)	Our primary international customer is Airbus.
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
     Our strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, we believe that raw material prices will remain stable through the remainder of 2010 and after that, experience increases that are in line with inflation. Additionally, we generally do not employ forward contracts or other financial instruments to hedge commodity price risk.
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
Research and Development and Specialized Engineering Services
     Our scientists, engineers and other personnel have capabilities and expertise in structural design, stress analysis, fatigue and damage tolerance, testing, systems engineering, factory support, product support, tool design, inspection and systems installation design. The costs incurred relating to independent research and development for the years ended December 31, 2009, 2008 and 2007, were $3.2 million, $5.5 million and $4.4 million, respectively, recorded in selling, general and administrative expenses in our income statement. We work jointly with our customers and the supply base to ensure that our investments complement the needs of our industry, rather than duplicate what our stakeholders are developing.

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
Employees
     As of December 31, 2009, we employed approximately 5,900 people. Of those employed at year-end, approximately 2,800, or 47%, are represented by four separate unions.
•	Local 848 of the United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 2,100 of the employees located in Dallas and Grand Prairie, Texas. This union contract, which covers the majority of our production and maintenance employees at our Dallas and Grand Prairie, Texas facilities, is in effect through October 3, 2010.
•	Aero Lodge 735 of the International Association of Machinists and Aerospace Workers represents approximately 650 of the employees located in Nashville, Tennessee. This union contract is in effect through January 15, 2012.
•	Local 220 of the International Brotherhood of Electrical Workers represents 40 employees located in Dallas, Texas. This union contract is in effect through May 3, 2010.
•	Local 263 of the Security, Police and Fire Professionals of America (formerly United Plant Guard Workers of America) represents 20 employees located in Dallas, Texas. This union contract is in effect through February 19, 2012.
     We believe we have constructive working relationships with our unions and have generally been successful in negotiating collective bargaining agreements in the past. Before the 2008 strike at our Nashville facility by the employees represented by Local 735 of the IAM, we had not suffered an interruption of business as a result of a labor dispute since 1989. However, there can be no assurance that in the future we will reach an agreement on a timely basis or that we will not experience a work stoppage or labor disruption that could significantly adversely affect our operations.
     From time to time, unions have sought and may continue to seek to organize employees at some of our facilities. We cannot predict the impact of any additional unionization of our workforce.

Backlog
     A significant majority of our revenues are generated through long-term sole-source supply agreements with our OEM customers. Orders under these supply agreements are typically made well in advance of deliveries, which gives us considerable visibility with respect to our future revenues. These advance orders also generally create a significant backlog for us, which was $2.1 billion at December 31, 2009. Our calculation of backlog includes only firm orders for commercial and business jet programs and funded orders for government programs, which causes our backlog to be substantially lower than the estimated aggregate dollar value of our contracts and may not be comparable to others in the industry. Our backlog may fluctuate at any given time depending on whether we have received significant new firm orders, funded orders or authorizations to proceed before the date of measurement. For example, our military funded orders or authorizations to proceed generally are awarded when the Department of Defense budget for the relevant year has been approved, resulting in a significant increase in backlog at that time.
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
     The acquisition agreement between Northrop Grumman Corporation and Vought transferred certain pre-existing (as of July 24, 2000) environmental liabilities to us. We are liable for the first $7.5 million and 20% of the amount between $7.5 million and $30 million for environmental costs incurred relating to pre-existing matters as of July 24, 2000. Pre-existing environmental liabilities at the formerly Northrop Grumman Corporation sites exceeding our $12 million liability limit remain the responsibility of Northrop Grumman Corporation under the terms of the acquisition agreement, to the extent they are identified within 10 years from the acquisition date. Thereafter, to the extent environmental remediation is required for hazardous materials including asbestos, urea formaldehyde foam insulation or lead-based paints, used as construction materials in, on, or otherwise affixed to structures or improvements on property acquired from Northrop Grumman Corporation, we would be responsible. We have no material outstanding or unasserted asbestos, urea formaldehyde foam insulation or lead-based paints liabilities including on property acquired from Northrop Grumman Corporation.
     As of December 31, 2009, our balance sheet included an accrued liability of $2.4 million for accrued environmental liabilities.

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
     We compete in the aerostructures sector of the aerospace industry. While our direct customers are aircraft manufacturers, such as Boeing and Airbus, our business is indirectly affected by the financial condition of the commercial airlines and airfreight companies and other economic factors that affect the demand for air transportation. Specifically, our commercial business is dependent on the demand from passenger airlines and airfreight companies for the production of new aircraft by our customers. This demand for aircraft is dependent on and influenced by a number of factors including:
•	global economic growth, which is a primary factor that both Boeing and Airbus use to forecast future production requirements. In particular, we may face challenges due to the negative conditions in the financial markets. These factors could adversely impact overall demand for aircraft and air travel, which could have a negative effect on our revenues;

•	the ability of the industry to finance new aircraft, which is generally tied to industry profitability and load factors, as well as the conditions of the credit market can adversely affect the cost and availability of financing of aircraft;

•	air cargo requirements and airline load factors, which are driven by world economy and international trade volume;

•	age and efficiency of the world fleet of active and stored aircraft;

•	general public attitudes towards air travel, which have been adversely impacted by events such as the September 11, 2001 terrorist attacks and later, the SARS outbreak in Asia, and tend to dramatically and quickly influence the market;

•	higher fuel prices, which may impact the airline and cargo industry’s short-term profitability and their ability to afford replacement aircraft which may drive more rapid fleet renewal to take advantage of newer, more efficient aircraft technologies; and

•	increased global demand for air travel.
If the proposed acquisition of us by Triumph Group, Inc. is not completed, our business will be adversely affected.
On March 23, 2010, we entered into a merger agreement with Triumph Group, Inc. pursuant to which we will be acquired by Triumph. See Item 9B of this Form 10-K. It is anticipated that in connection with that transaction all of our currently outstanding material indebtedness will be repaid in full. The consummation of the acquisition is subject to, among other things, approval of Triumph’s stockholders and other customary closing conditions, which may not be satisfied. Our business will be adversely affected if the acquisition is not completed as a result of several factors, including, but not limited to, the following:
•	the indebtedness that is expected to be extinguished in connection with the acquisition will remain outstanding and, we will be required to refinance our senior credit facility or our Senior Notes prior to the last business day of 2010.

•	our customers, prospective customers and investors in general may view this failure as a poor reflection on our business or prospects,

•	customers or prospective customers may have delayed their purchase commitments until the acquisition was complete or may have chosen not to purchase at all,

•	certain of our suppliers and business partners may have sought to change or terminate their relationships with us as a result of the proposed acquisition,

•	certain of our key employees may have sought other employment opportunities, and

•	our management team may have been distracted from day-to-day operations as a result of the proposed acquisition.
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
Financial market conditions could impact our ability to access new capital to meet our liquidity needs and impact our results of operations.
     Our sources of capital include, but are not limited to, cash flows from operations, public and private issuances of debt and equity securities, and bank borrowings. Recently, the capital and credit markets have experienced volatility as a result of adverse conditions. If the capital and credit markets again experience volatility and the availability of funds becomes limited, we will incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we attempt to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. We may face this difficulty during 2010 as under the terms of the senior credit facility, we are required to prepay or refinance any amounts outstanding of our $270.0 million Senior Notes by the last business day of 2010 or repay the aggregate amount of loans outstanding under the senior credit facility at that time.
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
     The impact of adverse market conditions on businesses and customers could lead to decreases in spending by aircraft manufacturers which, in turn, could cause our customers to delay delivery of orders or cancel existing orders. Periods of prolonged declines in business consumer spending may adversely affect our results of operations.
Large customer concentration may negatively impact revenue, results of operations and cash flows.
     For the years ended December 31, 2009, 2008 and 2007, approximately 85%, 83% and 86% of our revenue, respectively, resulted from sales to Airbus, Boeing and Gulfstream. Additionally, for the years ended December 31, 2009, 2008 and 2007, sales to these customers accounted for the approximate respective percentages of our revenues indicated: (1) Boeing (63%, 55% and 57%, respectively); (2) Airbus (9%, 13% and 13%, respectively) and (3) Gulfstream (13%, 15% and 16%, respectively). Accordingly, any significant reduction in purchases by Airbus, Boeing or Gulfstream would have a material adverse effect on our financial condition, results of operations and cash flows.
Our fixed-price contracts may commit us to unfavorable terms.
     For the year ended December 31, 2009, a significant portion of our revenues were derived from fixed-price contracts under which we have agreed to provide structures for a price determined on the date we entered into the contract. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause significant losses.
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
     New programs typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, delays in the program schedule, failure of other suppliers to our customer to perform and meet their obligations, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, delays in negotiations of certain contractual matters and our ability to accurately estimate costs associated with such programs, which may have a material adverse effect on our financial condition, results of operations and cash flows.
     The success of our business will depend, in large part, on the success of our new programs. We have made and will continue to make significant investments in new programs. However, insufficient demand for those new aircraft, or technological problems or significant delays in the regulatory certification process or manufacturing and delivery schedule for such aircraft, could have a material adverse effect on our financial condition, results of operations and cash flows.
Failure to, or delays in, negotiations of favorable contract terms with our customers for current and follow-on contract effort could materially impact our operations.
     Our level of success as an aerostructure supplier is largely dependent on our ability to negotiate favorable contract terms for current and future production with our customers. Typically, we enter fixed-price contracts with pricing that is determined based on an estimate of our costs and expected margin. However, the actual costs incurred for some projects exceed these estimates. If we are unable to successfully negotiate favorable contract terms for current and future production in a timely manner or at all, our level of profitability could be significantly impacted.
We may be subject to work stoppages at our facilities or those of our principal customers and suppliers, which could seriously impact the profitability of our business.
     Our unionized workforces and those of our customers and suppliers may experience work stoppages. For example, IAM represented employees at our Nashville, Tennessee plant engaged in a strike that continued for approximately 16 weeks during 2008 and 2009. We implemented our contingency plan that allowed us to continue production in Nashville during the course of that strike. Additionally, our union contract with Local 848 of UAW with employees at our Dallas and Grand Prairie, TX facilities expires on October 3, 2010. If we are unable to negotiate a new contract with that workforce, our operations may be adversely disrupted and we may be prevented from completing production and delivery of our aircraft structures which would negatively impact our results of operations.
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
     Our benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The current market values of all of these investments, as well as our benefit plan liabilities are impacted by the movements and volatility in the financial markets. In accordance with the Compensation — Retirement Benefits topic of the Accounting Standards Codification (ASC), we recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in our balance sheet and we recognize changes in that funded status in the year in which the changes occur. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation. As of December 31, 2009, obligations under our pension plans exceeded the fair value of the assets of the plans by $615.7 million. See Note 14 to our consolidated financial statements in Item 8 of this report. A decrease in the fair value of our plan assets resulting from movements in the financial markets will increase the under-funded status of our plans recorded in our statement of financial position and result in additional cash funding requirements to meet the minimum required funding levels.

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
     Due to economic difficulty, we may face pressure to renegotiate agreements resulting in lower margins. Our suppliers may discontinue provision of products to us at attractive prices or at all, and we may not be able to obtain such products in the future from these or other providers on the scale and within the time periods we require. Furthermore, substitute raw materials or component parts may not meet the strict specifications and quality standards we and our customers demand, or that the U.S. Government requires. If we are not able to obtain key products on a timely basis and at an affordable cost, or we experience significant delays or interruptions of their supply, revenues from sales of products that use these supplies will decrease.
     We are also dependent upon third party suppliers, such as Northrop Grumman Information Technology, to supply us with the majority of the information technology services used to operate our facilities. If these suppliers could no longer supply us with information technology services and we are required to secure another supplier, we might not be able to do so on comparable terms, or at all, which could adversely affect production schedules and contract profitability.
We are exposed to economic and geo-political risks in the countries in which our suppliers are located.
     Our contracted business with foreign suppliers subjects us to risks associated with fluctuations in foreign currency exchange rates and interest rates as well as geopolitical risks in the countries where our suppliers are located. While the purchase prices and payment terms under these contracts are denominated in U.S. dollars, decline in the relative strength of U.S. dollar may force us to renegotiate contract terms with our foreign suppliers to avoid losing these contracts, which could have a material adverse effect on our results of operations, financial position and cash flows.
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

We are implementing a new Enterprise Resource Planning (ERP) system.
     In 2009, we began the planning and design phase of an ERP system which we plan to complete implementation of in 2011. If this implementation is not managed effectively we may be unable to provide accurate financial information in a timely manner or obtain information necessary to manage our business, which could have a material adverse effect on our financial condition and results of operations.
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
     In March 2005 we were awarded a $35 million Texas Enterprise Fund grant to assist in increasing employment levels at our Texas facilities. This grant requires that we maintain certain employment levels at our Texas facilities. As a result of our failure to maintain the required employment levels, we repaid $0.9 million to the Texas Enterprise Fund in 2010. Our failure to satisfy these commitments in the future could result in the requirement to repay some or all of the remaining portion of $35 million grant over the next nine years.
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
     Going concern is defined as an entity’s inability to meet obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt or equity, or operational improvements.
     Under the terms of the senior credit facility, we are required to prepay or refinance any amounts outstanding of our $270.0 million Senior Notes by the last business day of 2010 or we must repay the aggregate amount of loans outstanding at that time under the senior credit facility unless a lender waives such prepayment (so long as a majority of our lenders (voting on a class basis) agree to such waiver). Because of the requirement to refinance the Senior Notes, the amounts outstanding under our senior credit facility have been classified as a current liability as of December 31, 2009.
     As described in Item 9B of this Form 10-K, on March 23, 2010, we entered into a merger agreement with Triumph Group, Inc. pursuant to which we will be acquired by Triumph. It is anticipated that in connection with that transaction all of our currently outstanding material indebtedness will be repaid in full. The consummation of the acquisition is subject to, among other things, approval of Triumph’s stockholders and other customary closing conditions, which may not be satisfied. In the event that the anticipated acquisition is not completed and such indebtedness remains outstanding, we plan to refinance our senior credit facility or the Senior Notes prior to the last business day of 2010. There are no assurances that we will be able to refinance on commercially reasonable terms or at all. This creates an uncertainty about our ability to continue as a going concern. Notwithstanding this, the consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern.
     We are progressing in our plans to refinance our senior credit facility or the Senior Notes and although no assurance can be given, we believe that we are well positioned to accomplish this prior to the last business day of 2010.
Our substantial indebtedness could prevent us from fulfilling our obligations under our outstanding senior notes and our senior credit facilities.
     We have a significant amount of indebtedness. As of December 31, 2009, our total outstanding indebtedness was $592.2 million.
     Our indebtedness could have important consequences for us and investors in our securities. For example, it could:
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
     In addition, $322.2 million of our debt bears interest at variable rates. If market interest rates increase, variable-rate indebtedness will create higher debt service requirements and it may become necessary for us to dedicate a larger portion of our cash flow to service such indebtedness. To the extent we have not entered into hedging arrangements, we are exposed to cash flow risk due to changes in interest rates with respect to the entire $322.2 million of variable-rate term loan indebtedness under our senior credit facilities.
     A one-percentage point increase in interest rates on our variable-rate term loan indebtedness would decrease our annual income before income taxes by approximately $3.2 million.
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

Site	Square Footage	Ownership	Functions
Dallas, TX
Jefferson Street	28,878	Owned	High speed wind tunnel.
Jefferson Street	4,855,293	Leased	Design capabilities; test labs; fabrication of parts and structures; assembly and production of wings, horizontal and vertical tail sections, fuselage, empennage, and cabin structures.
Irving, TX	16,168	Leased	Vought Corporate Office
Grand Prairie, TX	804,456	Leased	Manufacturing of empennage assemblies, skin polishing, automated fastening.
Hawthorne, CA	1,348,659	Leased	Production of fuselage panels and main deck cargo doors; reconfigurable tooling, precision assembly and automated fastening.
Torrance, CA	84,654	Leased	Fuselage panel processing facility.
Nashville, TN	2,198,740	Owned	Design capabilities; wing, wing assembly and control surface manufacturing and assembly facilities.
Stuart, FL	519,690	Leased	Manufacturing of composite and metal aircraft assemblies and manufacturing of commercial aircraft doors.
Brea, CA	90,000	Leased	Manufacturing of wing skins, fuselage panels, bulkheads, floor beams, spars, stringers, landing gear and subassemblies.
Everett, WA	153,000	Leased	Manufacturing of wing skins, fuselage panels, bulkheads, floor beams, spars, stringers, landing gear and subassemblies.
Milledgeville, GA	566,168	Owned	Composite fabrication and component assembly.

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
     As of March 25, 2010, there were 87 stockholders of record of our common stock.
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
     During 2008 and 2009, we issued an aggregate of 13,622 and 18,810 shares of our common stock, respectively, or less than 1% of the aggregate amount of common stock outstanding, to members of our board of directors in reliance on Section 4(2) of the Securities Act.
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
     During 2009, we issued an aggregate of (i) 1,614 shares of our common stock in connection with the exercise of stock appreciation rights (“SARs”) originally granted in accordance with Rule 701 of the Securities Act. The aggregate proceeds to us as a result of these transactions were less than $0.1 million.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions)
Statement of Operations:
Revenue	$1,877.8	$1,775.0	$1,613.1	$1,550.9	$1,297.2
Cost of sales (1)	1,594.8	1,492.9	1,284.8	1,290.8	1,242.6
Selling, general & administrative expenses (1)	122.6	135.3	133.3	142.6	165.5
Impairment charge	—	—	—	9.0	5.9
Operating income (loss)	160.4	146.8	195.0	108.5	(116.8)
Interest expense, net	56.3	62.8	59.0	63.1	51.3
Other (income) loss	(1.3)	(48.7)	0.1	0.5	0.3
Equity in loss of joint venture	—	0.6	4.0	6.7	3.4
Income (loss) before income taxes	105.4	132.1	131.9	38.2	(171.8)
Income tax expense (benefit)	(9.3)	0.2	0.1	(1.9)	—
Income (loss) from continuing operations	114.7	131.9	131.8	40.1	(171.8)
Income (loss) from discontinued operations, net of tax	213.6	(38.2)	(85.5)	(76.8)	(57.9)
Net income (loss) (2)	$328.3	$93.7	$46.3	$(36.7)	$(229.7)

Other Financial Data:
Cash flow provided by (used in) operating activities	$111.8	$(154.5)	$34.2	$172.8	$(65.0)
Cash flow provided by (used in) investing activities	247.2	(14.2)	(49.6)	(102.7)	(152.1)
Cash flow provided by (used in) financing activities	(329.7)	179.8	(2.4)	13.2	98.3
Capital expenditures	42.0	69.3	57.4	115.4	147.1

Consolidated Balance Sheet Data:
Cash and cash equivalents	$116.0	$86.7	$75.6	$93.4	$10.1
Trade and other receivables	127.9	138.5	81.4	82.1	90.8
Inventories	511.3	311.8	362.8	337.8	340.1
Property, plant and equipment, net	275.9	279.2	295.2	342.2	368.0
Total assets	1,509.9	1,727.6	1,620.9	1,658.7	1,561.8
Total debt (3)	589.8	869.9	683.0	688.3	693.0
Stockholders’ equity (deficit)	$(503.5)	$(934.1)	$(665.8)	$(693.3)	$(773.0)

(1)	Certain amounts recorded in 2005 associated with information technology have been reclassified from general and administrative expenses to cost of sales to conform to the current year presentation.

(2)	Net income (loss) is calculated before other comprehensive income (loss) relating to the following: 1) pension and OPEB related adjustments of $100.0 million and $(365.1) million in 2009 and 2008, respectively, 2) minimum pension liability adjustments and adoption of provisions of the Compensation-Retirement Benefits topic of the ASC adjustments of $(22.4) million in 2007 and 3) minimum pension liability adjustments of $112.9 million and $16.8 million in 2006 and 2005, respectively.

(3)	Total debt as of December 31, 2006 and 2005 includes $1.3 million and $2.0 million, respectively, of capitalized leases. As of December 31, 2009, 2008 and 2007, capital leases represented less than $0.1 million of our total debt balance. Total debt as of December 31, 2009 and 2008 includes $2.4 million and $8.2 million, respectively, of unamortized discount related to our long-term debt.

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
     Although the majority of our revenues are generated by sales in the U.S. market, we generate approximately 10% of our revenue from sales outside of the United States.
     Most of our revenues are generated under long-term contracts. Our customers typically place orders well in advance of required deliveries, which gives us considerable visibility with respect to our future revenues. These advance orders also generally create a significant backlog for us, which was approximately $2.1 billion at December 31, 2009. Our calculation of backlog includes only firm orders for commercial and business jet programs and funded orders for government programs, which causes our backlog to be substantially lower than the estimated aggregate dollar value of our contracts and may not be comparable to others in the industry.
     For our commercial and business jet programs, changes in the economic environment and the financial condition of airlines may cause our customers to increase or decrease deliveries, adjusting firm orders that would affect our backlog. Also, volatility in the financial markets may impact the overall demand for our commercial and business aircraft products. To the extent financial market conditions worsen, we could experience decline in the future on demand for our commercial and business aircraft products For our military aircraft programs, the Department of Defense and other government agencies have the right to terminate both our contracts and/or our customers’ contracts either for default or, if the government deems it to be in its best interest, for convenience.
     The market for our commercial, military and business jet programs has historically been cyclical. While the commercial, military and business jet markets experienced a period of increased production in recent years, the unprecedented global market and economic conditions along with tighter credit conditions resulted in reduced aircraft demand in 2009. These factors have led to a decrease in spending by businesses and consumers alike, and could continue to have an adverse affect on the demand for our aerostructures by both our commercial customers and the U.S. government for the next few years. Additionally, future volatility in the U.S. and international markets and economies and delayed recovery of business and consumer spending could adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs and the liquidity and financial condition of our customers.
     Commercial Aircraft. Sales to the commercial aircraft market are affected by the financial health of the commercial airline industry, passenger and cargo air traffic, the introduction of new aircraft models, and the availability and profile of used aircraft. Production rates have slowed on many of our commercial aircraft in 2009. We expect those lower rates to continue through 2010 with a slow recovery thereafter.
     Military Aircraft. U.S. national defense spending and procurement funding decisions, global geopolitical conditions, and current operational use of the existing military aircraft fleet drive sales in the military aircraft market. We believe that the demand for our rotorcraft programs, which are some of the key equipment being used in military operations, will experience some pressure during the next several years. Historically, the majority of our military revenues and a significant portion of our total revenue have been generated from our C-17 program. We currently have a contract from Boeing that would support C-17 production through April 2011. However, our businesss could be adversely impacted if the Government does not fund additional C-17 aircraft and Boeing decides not to fund beyond their current commitment.

     Business Jet Aircraft. Sales to the business jet aircraft market are driven by long-term economic expansion, the increasing inconvenience of commercial airline travel, growing international acceptance and demand for business jet travel, fractional ownership of business jets and the introduction of new business jet models. Reflecting the pressures in the financial and business markets in 2009, we experienced reduced production rates on several of our programs and were notified of the suspension of the Cessna Citation Columbus — Model 850 program. We expect those reduced delivery rates to continue through the end of 2010 with slow recovery thereafter. In spite of these pressures, as a major supplier to the top-selling G350, G450, G500 and G550 and Citation X programs, we still believe we are well positioned to operate in key segments of the business jet market as macro-economic conditions continue to improve.
     On July 30, 2009, we sold the assets and operations of our 787 business conducted at North Charleston, South Carolina to a wholly owned subsidiary of The Boeing Company. Concurrent with the closing of the transaction, we entered into an agreement terminating and resolving rights and obligations under the existing 787 supply agreement. Going forward, under a newly negotiated contract, we will manufacture certain components for the 787 program as well as provide engineering services to Boeing pursuant to an engineering services agreement. We also will provide certain transition services to Boeing pursuant to a transition services agreement and perform new work scope on the Boeing 737 and 777 aircraft pursuant to a long-term supply agreement.
     Under the terms of the senior credit facility, we are required to prepay or refinance any amounts outstanding of our $270.0 million Senior Notes by the last business day of 2010 or we must repay the aggregate amount of loans outstanding at that time under the senior credit facility unless a lender waives such prepayment (so long as a majority of our lenders (voting on a class basis) agree to such waiver). Because of the requirement to refinance the Senior Notes, the amounts outstanding under our senior credit facility have been classified as a current liability as of December 31, 2009.
     As described in Item 9B of this Form 10-K, on March 23, 2010, we entered into a merger agreement with Triumph Group, Inc. pursuant to which we will be acquired by Triumph. It is anticipated that in connection with that transaction all of our currently outstanding material indebtedness will be repaid in full. The consummation of the acquisition is subject to, among other things, approval of Triumph’s stockholders and other customary closing conditions, which may not be satisfied. In the event that the anticipated acquisition is not completed and such indebtedness remains outstanding, we plan to refinance our senior credit facility or the Senior Notes prior to the last business day of 2010. There are no assurances that we will be able to refinance on commercially reasonable terms or at all. This creates an uncertainty about our ability to continue as a going concern. Notwithstanding this, the consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern.
     We are progressing in our plans to refinance our senior credit facility or the Senior Notes and although no assurance can be given, we believe that we are well positioned to accomplish this prior to the last business day of 2010.
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
     Income tax benefit (expense). Income tax benefit (expense) represents federal income tax provided on our net book income from continuing operations. For a further discussion of our income tax provision, please see Note 15 — Income Taxes.
     Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax represents the revenue and expenses associated with our 787 business conducted at North Charleston, South Carolina that was sold to Boeing Commercial Airplanes Charleston South Carolina, Inc., a wholly owned subsidiary of The Boeing Company on July 30, 2009 (“Sale of the Charleston 787 business”). Our gain on the sale of this business is also reflected as income (loss) from discontinued operations, net of tax. See Note 3 — Discontinued Operations in the notes to the consolidated financial statements included in Item 8.

Results of Operations

	December 31,	December 31,	December 31,
	2009	2008	2007
	(in millions)
Revenue:
Commercial	$946.7	$848.1	$782.1
Military	664.3	607.4	530.0
Business jets	266.8	319.5	301.0

Total revenue	$1,877.8	$1,775.0	$1,613.1
Costs and expenses:
Cost of sales	1,594.8	1,492.9	1,284.8
Selling, general and administrative	122.6	135.3	133.3

Total costs and expenses	$1,717.4	$1,628.2	$1,418.1
Operating income (loss)	160.4	146.8	195.0
Interest expense, net	(56.3)	(62.8)	(59.0)
Other income (loss)	1.3	48.7	(0.1)
Equity in loss of joint venture	—	(0.6)	(4.0)
Income tax benefit (expense)	9.3	(0.2)	(0.1)

Income from continuing operations	$114.7	$131.9	$131.8
Income (loss) from discontinued operations, net of tax	$213.6	$(38.2)	$(85.5)

Net Income	$328.3	$93.7	$46.3

Total funded backlog	$2,067.3	$2,451.0	$2,288.1
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     Revenue. Revenue for the year ended December 31, 2009 was $1,877.8 million, an increase of $102.8 million, or 6%, compared with 2008. When comparing the current and the prior year:
•	Commercial revenue increased $98.6 million, or 12%. Revenue for our Boeing programs increased $157.5 million primarily for the 747 program and the initial sales for the engineering and transition services agreements for the 787 program. Partially offsetting these increases was a $58.9 million decrease in revenue for our Airbus programs primarily due to the completion of an Airbus program in the second quarter of 2009.

•	Military revenue increased $56.9 million, or 9%, primarily due to increased deliveries on the V-22 and, C-130 programs as well as increased spare part deliveries for the C-17 program.

•	Business Jet revenue decreased $52.7 million, or 16%, primarily due to reduced delivery rates directed by our customers.
     Operating income (loss). Operating income (loss) for the year ended December 31, 2009 was $160.4 million, an increase of $13.6 million, or 9% compared to $146.8 million in 2008. There were several unusual items in 2008 contributing to the 2009 increase in operating income as compared to 2008. Our operating income for 2009 excluded two specific items that affected 2008. Those items were the $38.3 million of costs associated with the strike at our Nashville facility and the $17.3 million of higher future projected pension expenses applied to programs. These factors contributed to a reduction in operating income in 2008 as compared to 2009 were partially offset by the release of $22.6 million of purchase accounting reserves in 2008 reflecting the completion of the 747-400 model deliveries and non-recurring costs of $9.6 million in 2009 reflecting the impact of the pension and other post-retirement benefits curtailment resulting from the 2009 collective bargaining agreement with the International Association of Machinists at our Nashville, Tennessee facility.

     Interest expense, net. Interest expense, net for the year ended December 31, 2009 was $56.3 million, a decrease of $6.5 million compared with 2008. Interest expense decreased primarily due to the adjustment during 2009 to capitalize approximately $5.6 million of interest costs to appropriately reflect the book value of Property, Plant and Equipment included in our assets-under-construction balance in fiscal periods prior to 2009. The remainder of the decrease resulted from a reduction in the weighted average outstanding balance during 2009 partially offset by the acceleration of $7.1 million of debt origination costs from the pay down of $355.0 million of term loans outstanding.
     Other income (loss). Other income for the year ended December 31, 2008 primarily reflected the $47.1 million gain from the sale of our equity interest in our Global Aeronautica joint venture. We did not have a similar transaction during 2009.
     Income tax benefit (expense). Income tax benefit for the year ended December 31, 2009 primarily reflects a reversal of $9.1 million of income tax expense due to a change in tax legislation. During the fourth quarter, the President signed into law the Workers, Homeownership and Business Assistance Act of 2009. The Law provides for a suspension of certain limitations on Alternative Minimum Tax net operating losses. Prior to the Law being enacted, we had estimated a $9.1 million federal AMT liability incurred in connection with the sale of 787, and had allocated that expense to discontinued operations. The Law has enabled the Company to fully utilize net operating losses and therefore we will not owe AMT for the year. The Income Taxes topic of the ASC requires that tax law changes be allocated to continuing operations; therefore we recorded a $9.1 million benefit to offset the related expense in discontinued operations. We were also able to carryback our 2008 AMT net operating loss to recover $0.4 million of previously paid AMT taxes and recorded a tax benefit in the tax provision.
     Income (loss) from discontinued operations, net of tax. Income from discontinued operations, net of tax for the year ended December 31, 2009 was $213.6 million primarily due to the sale of the Charleston 787 business recorded during the period. This transaction included $275.0 million of income recognized for the resolution of 787 contractual matters as well as a $38.3 million loss on the sale of the Charleston 787 business.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Revenue. Revenue for the year ended December 31, 2008 was $1,775.0 million, an increase of $161.9 million, or 10%, compared with the same period in the prior year. When comparing the current and the prior year:
•	Commercial revenue increased $66.0 million, or 8%. Revenue for our Boeing programs increased $49.9 million primarily due to increased non-recurring sales for the 747-8 program and initial deliveries on the 787 program. In addition, revenue for our Airbus programs increased $16.1 million primarily due to higher deliveries.

•	Military revenue increased $77.4 million, or 15%, primarily due to higher delivery rates on the H-60 and the V-22 programs.

•	Business Jet revenue increased $18.5 million, or 6%, primarily due to increased deliveries to Gulfstream and the initial non-recurring revenue on the Cessna Columbus — Model 850 program.
     Operating income (loss). Operating income (loss) for the year ended December 31, 2008 was $146.8 million, a decrease of $48.2 million or 25% compared to 2007. During 2008, overall program margins were lower than the prior year primarily due to a $38.3 million impact from costs associated with the strike at our Nashville facility and a $17.3 million impact related to higher future projected pension expenses applied to programs. The remaining difference in program margins was primarily due to the absence of favorable contract changes recorded in 2007, partially offset by the release of $22.6 million of purchase accounting reserves reflecting the completion of the 747-400 model deliveries.
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

     Income (loss) from discontinued operations, net of tax. Loss from discontinued operations, net of tax for the year ended December 31, 2008 was $38.2 million, a decrease of $47.3 million compared with 2007. The decrease was due to a reduction in non-recurring 787 program expenses as the start-up phase of that program ended.
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
     We believe that cash flow from operations, cash and cash equivalents on hand and funds that will be raised as part of a refinancing or restructuring of our senior credit facility and Senior Notes will provide adequate funding for our ongoing working capital expenditures, pension contributions and capital investments required to meet our current contractual and legal commitments for at least the next twelve months. However, there is no assurance that we can refinance the Senior Notes or the senior credit facility prior to the last business day of 2010.
     Our pension plan funding obligations also impact our liquidity and capital resources. Elsewhere in this report, we provide estimates of our pension plan contributions for 2010 through 2014. See “— Contractual Obligations.” Our future pension contributions are primarily driven by the funded level of our plans as of December 31 of each fiscal year. Two of the factors used in determining our liability under our plan are the discount rate and the market value of the plan assets.
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
     As of December 31, 2009, our total outstanding long-term debt was approximately $589.8 million. This amount includes $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) and $322.2 million of term loans outstanding under our senior credit facilities. Additionally, we had $41.3 million in outstanding letters of credit.
     On July 30, 2009 we entered into an Amendment to our Credit Agreement (“Amendment”) which modified the Credit Agreement to allow the sale of the Charleston 787 business (discussed in Note 3 — Discontinued Operations) and provided for use of cash proceeds from the transaction to (i) pay down $355.0 million of term loans outstanding and (ii) repay outstanding amounts on our revolver of $135.0 million and to permanently reduce revolving commitments under the Credit Agreement to $100.0 million. The Amendment converted the synthetic letter of credit facility under the Credit Agreement into additional term loan of $50.0 million, a portion of which is used as cash collateral for letters of credit previously issued under the synthetic letter of credit facility. This term loan is repayable on December 22, 2010. As of December 31, 2009, the cash restricted as collateral for outstanding letters of credit was $43.8 million. The Amendment increased the interest rate on all loans to London Interbank Offering Rate (LIBOR) plus a margin of 4.00%, with a minimum LIBOR floor of 3.50%.

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
     Under the terms of the senior credit facility, we are required to prepay or refinance any amounts outstanding of our $270.0 million Senior Notes by the last business day of 2010 or we must repay the aggregate amount of loans outstanding at that time under the senior credit facility unless a lender waives such prepayment (so long as a majority of our lenders (voting on a class basis) agree to such waiver). Because of the requirement to refinance the Senior Notes, the amounts outstanding under our senior credit facility have been classified as a current liability as of December 31, 2009. As described in Item 9B of this Form 10-K, on March 23, 2010, we entered into a merger agreement with Triumph Group, Inc. pursuant to which we will be acquired by Triumph. It is anticipated that in connection with that transaction all of our currently outstanding material indebtedness will be repaid in full. The consummation of the acquisition is subject to, among other things, approval of Triumph’s stockholders and other customary closing conditions, which may not be satisfied. In the event that the anticipated acquisition is not completed and such indebtedness remains outstanding, we plan to refinance our senior credit facility or the Senior Notes prior to the last business day of 2010. There are no assurances that we will be able to refinance on commercially reasonable terms or at all. This creates an uncertainty about our ability to continue as a going concern. Notwithstanding this, the consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern.
     We are progressing in our plans to refinance our senior credit facility or the Senior Notes and although no assurance can be given, we believe that we are well positioned to accomplish this prior to the last business day of 2010.
     Credit Agreements and Debt Covenants. The indenture governing our Senior Notes and our credit agreement contain customary affirmative and negative covenants for facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also requires that we maintain certain financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios, as defined in the agreement, and a limitation on our capital spending levels. The indenture governing our Senior Notes also contains various restrictive covenants, including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of December 31, 2009, we were in compliance with the covenants in the indenture and our credit agreement.
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
     Our senior credit facilities use Adjusted EBITDA to determine our compliance with two financial maintenance covenants. See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and reconciliation of that non-GAAP financial measure to net cash provided by (used in) operating activities. We are required not to permit our consolidated total leverage ratio, or the ratio of funded indebtedness (net of cash) at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter, to exceed 4.00:1.00 for fiscal periods ending during 2009, 3.75:1.00 for fiscal periods during 2010 and 3.50:1.00 for fiscal periods thereafter. We also are required not to permit our consolidated net interest coverage ratio, or the ratio of Adjusted EBITDA for the twelve months ending on the last day of a quarter to our consolidated net interest expense for the twelve months ending on the same day, to be less than 3.50:1.00 for fiscal periods ending during 2009 and for fiscal periods thereafter. Each of these covenants is tested quarterly, and our failure to comply could result in a default and, potentially, an event of default under our senior credit facilities. If not cured or waived, an event of default could result in acceleration of this indebtedness. Our credit facilities also use Adjusted EBITDA to determine the interest rates on our borrowings, which are based on the consolidated total leverage ratio described above. Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our senior credit facilities. Accordingly, a change in our Adjusted EBITDA could increase or decrease our cost of funds. The actual results of the total leverage ratio and net interest coverage ratio for the years ended December 31, 2009 were 1.69:1.00 and 5.28:1.00, respectively.

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
     Non-GAAP Financial Measures. Periodically we disclose to investors Adjusted EBITDA, which is a non-GAAP financial measure that our management uses to assess our compliance with the covenants in our senior credit agreement, our ongoing ability to meet our obligations and manage our levels of indebtedness. Adjusted EBITDA is calculated in accordance with our senior credit agreement and includes adjustments that are material to our operations but that our management does not consider reflective of our ongoing core operations. Pursuant to our senior credit agreement, Adjusted EBITDA is calculated by making adjustments to our net income (loss) to eliminate the effect of our (1) income tax expense, (2) net interest expense, (3) any amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness, (4) depreciation and amortization expense, (5) any extraordinary, unusual or non-recurring expenses or gains/losses (including gains/losses on sales of assets outside of the ordinary course of business, non-recurring expenses associated with the 787 program and certain expenses associated with our facilities consolidation efforts) net of any extraordinary, unusual or non-recurring income or gains, (6) any other non-cash charges, expenses or losses, restructuring and integration costs, (7) stock-option based compensation expenses and (8) all fees and expenses paid pursuant to our Management Agreement with The Carlyle Group (“Carlyle”). See Note 20 to our consolidated financial statements in Item 8 of this report.
     Adjusted EBITDA for the years ended December 31, 2009, 2008 and 2007 was $254.7 million, $263.9 million and $277.4 million, respectively. The following table is a reconciliation of the non-GAAP measure from our cash flows from operations:

	For the Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(in millions)
Net cash provided by (used in) operating activities	$111.8	$(154.5)	$34.2
Interest expense, net	56.3	62.8	59.0
Income tax expense (benefit)	(9.3)	0.2	0.1
Stock compensation expense	(2.5)	(1.1)	(5.2)
Equity in losses of joint venture	—	(0.6)	(4.0)
Gain (loss) from asset sales and other losses	(41.2)	49.8	(1.8)
Non-cash interest expense	(13.1)	(5.8)	(3.1)
787 tooling amortization	1.1	0.8	—
Changes in operating assets and liabilities	328.3	266.1	86.9

EBITDA	$431.4	$217.7	$166.1

Investment in Boeing 787 and sale of the Charleston 787 business (1)	(213.6)	33.3	95.9
Unusual charges & other non-recurring program costs (2)	19.3	56.7	6.1
(Gain) loss on disposal of property, plant and equipment and other assets (3)	2.9	(48.2)	1.9
Pension & OPEB curtailment and non-cash expense (4)	10.3	—	—
Other (5)	4.4	4.4	7.4

Adjusted EBITDA	$254.7	$263.9	$277.4

(1)	Investment in Boeing 787 and sale of the Charleston 787 business—The Boeing 787 program, described elsewhere in our periodic reports, required substantial start-up costs in prior periods as we built a new facility in South Carolina and invested in new manufacturing technologies dedicated to the program. These start-up investment costs were expensed in our financial statements over several periods due to their magnitude and timing. As a result of the sale of the Charleston 787 business to Boeing, we settled outstanding contractual matters with Boeing and recognized a loss on the sale of the related assets and liabilities of the business. Our credit agreement excludes all gains or losses recognized on the sale of assets and it excludes our significant start-up investment in the Boeing 787 program because it represented an unusual significant investment in a major new program that was not indicative of ongoing core operations. Accordingly, the impact of the settlement of contractual matters, loss on the sale of the assets and liabilities and the investment that was expensed during the period was excluded from the calculation of Adjusted EBITDA. Also included in this adjustment is our loss in our joint venture with Global Aeronautica. Our net loss was $0.6 million and $4.0 million for the fiscal years 2008 and 2007, respectively. On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing and as a result, in subsequent periods, our adjusted EBITDA calculation is not be impacted by this joint venture. For more information, please refer to Note 8 – Investment in Joint Venture in our consolidated financial statements.

(2)	Unusual charges and other non-recurring program costs— Our senior credit agreement excludes our expenses for unusual events in our operations and non-recurring costs that are not indicative of ongoing core operating performance, and accordingly the charges that have been expensed during the period are added back to Adjusted EBITDA.

For the year ended December 31, 2008, we recognized an additional $38.3 million in non-recurring program costs related to the strike at our Nashville facility and $1.8 million in non-recurring program costs related to the Boeing strike. However, during the year ended December 31, 2009, we reversed $(0.5) million in non-recurring program costs related to the strike at our Nashville facility because the actual strike-related costs incurred on those programs were lower than the original estimates.

We incurred $10.0 million, $8.4 million and $6.1 million of non-recurring costs related to a facilities rationalization initiative for the years ended December 31, 2009, 2008 and 2007, respectively, which have been added back to Adjusted EBITDA. Also, during the year ended December 31, 2009, we recognized $1.8 million of non-recurring costs related to the suspension of the Cessna Citation Columbus – Model 850 business jet program and $8.0 million of non-recurring costs related to Information Systems implementation initiatives. We did not incur similar costs in 2008 and 2007. During the year ended December 31, 2008, we recorded $8.2 million of non-recurring specific warranty costs. We did not incur similar costs in 2009 and 2007.

(3)	(Gain) loss on disposal of property, plant and equipment (“PP&E”) and other assets — On occasion, where the asset is no longer needed for our business and ceases to offer sufficient value or utility to justify our retention of the asset, we choose to sell the asset at a gain or loss. Typically, these assets are PP&E. However, in 2008, we sold our entire equity interest in Global Aeronautica to Boeing and as a result, recorded a $47.1 million gain on the sale. Gains and losses resulting from the disposal of assets impact our results of operations for the period in which the asset was sold. Our credit agreement provides that those gains and losses are reflected as an adjustment in calculating Adjusted EBITDA.

(4)	Pension and other post-retirement benefits curtailment and non-cash expense related to the Compensation – Retirement Benefits topic of the ASC—The credit agreement allows us to remove non-cash benefit expenses, so to the extent that the recorded expense exceeds the cash contributions to the plan it is reflected as an adjustment in calculating Adjusted EBITDA. During the year ended December 31, 2009, we recognized $9.6 million curtailment resulting from the new IAM collective bargaining agreement. For more information, please refer to Note 14 – Pension and Other Post-Retirement Benefits in our consolidated financial statements.

(5)	Other—Includes non-cash stock expense, related party management fees and costs associated with the preparation of documents in connection with a planned initial public equity offering. Our credit agreement provides that these expenses are reflected as an adjustment in calculating Adjusted EBITDA.

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

Cash Flow Summary	Year Ended December 31,
	2009	2008	2007
	(in millions)
Net income (loss)	$328.3	$93.7	$46.3
Non-cash items	111.8	17.9	74.8
Changes in working capital	(328.3)	(266.1)	(86.9)

Net cash provided by (used in) operating activities	111.8	(154.5)	34.2
Net cash provided by (used in) investing activities	247.2	(14.2)	(49.6)
Net cash provided by (used in) financing activities	(329.7)	179.8	(2.4)

Net increase (decrease) in cash and cash equivalents	29.3	11.1	(17.8)
Cash and cash equivalents at beginning of year	86.7	75.6	93.4

Cash and cash equivalents at end of year	$116.0	$86.7	$75.6

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     Net cash provided by operating activities for the year ended December 31, 2009 was $111.8 million, an increase of $266.3 million compared to net cash used in operating activities of $154.5 million for the prior year. This change primarily resulted from the settlement of contractual matters related to the 787 program partially offset by increased cash requirements for the 747-8 program.
     Net cash provided by investing activities for the year ended December 31, 2009 was $247.2 million, an increase of $261.4 million compared to net cash used in investing activities of $14.2 million for the same period in 2008. The change was primarily due to the $289.2 million, net of fees, of proceeds received for the sale of the Charleston 787 business and a $27.3 million decrease in capital expenditures in 2009 offset by the $55.1 million of proceeds from the sale of assets in 2008 including the sale to Boeing of our equity interest in Global Aeronautica.

     Net cash used in financing activities for the year ended December 31, 2009 was $329.7 million, a change of $509.5 million compared with cash provided of $179.8 million for 2008. This change primarily resulted from the $184.6 million in net proceeds from the Incremental Facility in 2008, the use of $355.0 million of proceeds from the sale of the Charleston 787 business to pay down outstanding term loans in 2009 and the restriction of $43.8 million as collateral for outstanding letters of credit in 2009, partially offset by the conversion of the $75.0 million of the synthetic letter of credit facility to a term loan in 2009.
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
Contractual Obligations
     The following table summarizes the scheduled maturities of financial obligations and expiration dates of commitments as of December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
	($ in millions)
Senior credit facilities
Term loans	$236.6	$—	$—	$—	$—	$—	$236.6
Incremental facility	85.6	—	—	—	—	—	85.6

Total senior credit facilities (1)	$322.2	$—	$—	$—	$—	$—	$322.2
Operating leases	21.7	13.7	9.3	4.9	4.0	3.5	57.1
Senior notes	—	270.0	—	—	—	—	270.0
Purchase Obligations (2)	459.3	143.7	18.0	12.0	—	—	633.0

Total	$803.2	$427.4	$27.3	$16.9	$4.0	$3.5	$1,282.3

(1)	In addition to the obligations in the table, at December 31, 2008, we had contractual interest payment obligations as follows: (a) variable interest rate payments on $322.2 million outstanding under our senior credit facilities based upon LIBOR plus a margin of 4.00%, which correlated to an interest rate of 7.50% at December 31, 2009 and (b) $21.6 million per year on the Senior Notes.

(2)	Includes contractual obligations for which we are committed to purchase goods and services as of December 31, 2009. The most significant of these obligations relate to raw material and parts supply contracts for our manufacturing programs and these amounts are primarily comprised of open purchase order commitments to vendors and subcontractors. Many of these agreements provide us the ability to alter or cancel orders and require our suppliers to mitigate the impact from any changes. Even where purchase orders specify determinable prices, quantities and delivery timeframes, generally the purchase obligations remain subject to frequent modification and therefore are highly variable. As a result, we regularly experience significant fluctuations in the aggregate amount of purchase obligations, and the amount reflected in the table above may not be indicative of our purchase obligations over time. The ultimate liability for these obligations may be reduced based upon modification or termination provisions included in some of our purchase contracts, the costs incurred to date by vendors under these contracts or by recourse under normal termination clauses in firm contracts with our customers.
     In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at December 31, 2009 as detailed in the following table. Our other post-retirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

		Other
	Pension Benefits	Post-retirement Benefits
	(in Millions)
Benefit obligation at December 31, 2009	$1,958.3	$402.3
Plan assets at December 31, 2009	1,342.6	—

Projected contributions
2010	102.7	38.4
2011	176.8	38.9
2012	142.1	38.5
2013	123.0	37.9
2014	108.3	37.5

Total 2010-2014	$652.9	$191.2

     Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.
Off Balance Sheet Arrangements
     None.
Inflation
     A majority of our sales are conducted pursuant to long-term contracts that set fixed unit prices and some of which provide for price adjustment through escalation clauses. The effect of inflation on our sales and earnings is minimal because the selling prices of those contracts, established for deliveries in the future, generally reflect estimated costs to be incurred in these future periods. Our estimated costs take into account a projected rate of inflation for the duration of the relevant contract.
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
     Revenue and Profit Recognition. The majority of our sales are made pursuant to written contractual arrangements or ‘‘contracts” to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed price contracts. These contracts are within the scope of the Revenue — Construction-Type and Production-Type Contracts topic of the ASC and revenue and costs on contracts are recognized using percentage-of-completion methods of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion. Depending on the contract, we measure progress toward completion using either the cost-to-cost method or the units-of-delivery method.
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
     Adjustments to original estimates for a contract’s revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity, the more relative overhead that contract will absorb. The impact of revisions in cost estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (‘‘forward losses”) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities in accordance with the Construction and Production-Type Contracts topic. Revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as our valuation of inventory. Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with the Construction and Production-Type Contracts topic.
     Advance payments and progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities.

     Accrued contract liabilities consisted of the following:

	December 31,	December 31,
	2009	2008
	(in millions)
Advances and progress billings	$59.4	$126.8
Forward loss	1.7	6.4
Other	13.1	7.9

Total accrued contract liabilities	$74.2	$141.1

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
     Goodwill. Goodwill is tested for impairment, at least annually, in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC. Under this topic, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value. Based on review of our annual impairment tests, we did not recognize impairment charges in 2009, 2008 or 2007.
     Additionally, in connection with the sale of the Charleston 787 business on July 30, 2009 (discussed in Note 3 – Discontinued Operations), $122.9 million of our goodwill balance was allocated to that business based on the relative fair value of its assets compared to the total value of the consolidated company. Subsequently, we performed an interim impairment test of our remaining Goodwill balance and determined the balance was not impaired.
     For this testing we use an independent valuation firm to assist in the estimation of enterprise fair value using standard valuation techniques such as discounted cash flow, market multiples and comparable transactions. The discounted cash flow fair value estimates are based on management’s projected future cash flows and the estimated weighted average cost of capital. The estimated weighted average cost of capital is based on a risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital.
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
     The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the Projected Benefit Obligation (“PBO”). The expected average long-term rate of return on assets is based principally on the counsel of our outside investment advisors and has been projected at 8.5% in 2009, 2008 and, 2007. This rate is based on actual historical returns and anticipated long-term performance of individual asset classes with consideration given to the related investment strategy. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year’s annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining service period of active plan participants expected to receive benefits.
     The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% and is utilized principally in calculating the PBO and annual pension expense.
     In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for some retired employees. Such benefits are unfunded as of December 31, 2009. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for eligible employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans, and a Medicare carve-out. A one-percentage point shift in the medical trend rate would have the effect shown in Note 14 to the Consolidated Financial Statements in Item 8.
     In accordance with the Compensation – Retirement Benefits topic of the ASC we recognized the funded status of our benefit obligation in our statement of financial position as of December 31, 2008. This funded status was remeasured for some plans as of January 31, 2009 and September 27, 2009 due to plan amendments and for all plans as of December 31, 2009, our annual remeasurement date. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan. In order to recognize the funded status, we determined the fair value of the plan assets. The majority of our plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments as of December 31, 2009 based on our evaluation of data from fund managers and comparable market data.
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
     Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, we believe that raw material prices will remain stable through the remainder of 2010 and after that, experience increases that are in line with inflation. Additionally, we generally do not employ forward contracts or other financial instruments to hedge commodity price risk.
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
     Management performs a sensitivity analysis to determine how market interest rate changes will affect the fair value of any market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market interest rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $322.2 million of variable rate debt outstanding under our senior credit facilities. A one-percentage point increase in interest rates on our variable-rate indebtedness would decrease our annual income (loss) before income taxes by approximately $3.2 million. While there was no debt outstanding under our Revolver at December 31, 2009, any future borrowings would be subject to the same type of variable rate risks. All of our remaining debt is at fixed rates; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

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
Utility Price Risks
     We have exposure to utility price risks as a result of volatility in the cost and supply of energy including electricity and natural gas. To minimize this risk, we have entered into fixed price contracts at certain of our manufacturing locations for a portion of their energy usage for periods of up to three years. Although these contracts would reduce the risk to us during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on our consolidated results of operations. A 1% increase (decrease) in our monthly average utility costs during 2009 would have increased (decreased) our cost of sales by approximately $0.3 million for the year ended December 31, 2009.
Accounting Changes and Pronouncements
     In December 2007, the FASB issued an accounting standard that provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. This standard also expands required disclosures surrounding the nature and financial effects of business combinations. We adopted the guidance of this accounting standard, currently included in the Business Combinations Topic of the Accounting Standards Codification (ASC) on January 1, 2009. We considered the provisions of this accounting standard with respect to the sale of the Charleston 787 business (as discussed in Note 3 – Discontinued Operations).
     FASB issued an accounting standard that requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. We adopted the provisions of this accounting standard on January 1, 2009 and provided the required enhanced disclosures for our pension plan assets in Note 14 – Pension and Other Post Retirement Benefits.
     In May 2009, the FASB issued an accounting standard that requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity is required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. We adopted this accounting standard for our fiscal period ending June 28, 2009 and it has not had a material effect on our consolidated financial statements.
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

     In this annual report, the Company has begun the process of implementing the statement by removing references to FASB statement numbers in the footnotes that follow and explaining the adherence to authoritative accounting guidance in plain English, where appropriate.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors
Vought Aircraft Industries, Inc.
We have audited the accompanying consolidated balance sheets of Vought Aircraft Industries, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 12 to the financial statements, the requirement, under the terms of the Company’s senior credit facility, that the Company either prepay or refinance its senior notes prior to the last business day of 2010 or repay the aggregate amount of loans outstanding under the senior credit facility at that time raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 12. The December 31, 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 25, 2010

Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
(dollars in millions, except par value per share )

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$116.0	$86.7
Restricted cash	43.8	—
Trade and other receivables	127.9	138.5
Inventories	511.3	311.8
Assets related to discontinued operations	—	460.7
Other current assets	8.5	9.2

Total current assets	807.5	1,006.9

Property, plant and equipment, net	275.9	279.2
Goodwill	404.8	404.8
Identifiable intangible assets, net	20.4	27.2
Other non-current assets	1.3	9.5

Total assets	$1,509.9	$1,727.6

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$140.9	$148.5
Accrued and other liabilities	68.3	57.5
Accrued payroll and employee benefits	46.9	48.1
Accrued post-retirement benefits-current	37.4	42.0
Accrued pension-current	3.5	0.3
Current portion of long-term bank debt	319.8	5.9
Liabilities related to discontinued operations	—	156.7
Accrued contract liabilities	74.2	141.1

Total current liabilities	691.0	600.1

Long-term liabilities:
Accrued post-retirement benefits	364.9	405.3
Accrued pension	612.2	710.7
Long-term bank debt, net of current portion	—	594.0
Long-term bond debt	270.0	270.0
Other non-current liabilities	75.3	81.6

Total liabilities	2,013.4	2,661.7

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,818,806 and 24,798,382 issued and outstanding at December 31, 2009 and 2008, respectively	0.3	0.3
Additional paid-in capital	422.8	420.5
Shares held in rabbi trust	(1.6)	(1.6)
Accumulated deficit	(173.0)	(501.3)
Accumulated other comprehensive loss	(752.0)	(852.0)

Total stockholders’ equity (deficit)	$(503.5)	$(934.1)

Total liabilities and stockholders’ equity (deficit)	$1,509.9	$1,727.6

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
($ in millions)

	Years Ended
	December 31,
	2009	2008	2007
Revenue	$1,877.8	$1,775.0	$1,613.1

Costs and expenses

Cost of sales	1,594.8	1,492.9	1,284.8
Selling, general and administrative expenses	122.6	135.3	133.3

Total costs and expenses	1,717.4	1,628.2	1,418.1

Operating income (loss)	160.4	146.8	195.0

Other income (expense)
Interest income	0.7	4.4	3.6
Other income (loss)	1.3	48.7	(0.1)
Equity in loss of joint venture	—	(0.6)	(4.0)
Interest expense	(57.0)	(67.2)	(62.6)

Income (loss) before income taxes	105.4	132.1	131.9
Income tax expense (benefit)	(9.3)	0.2	0.1

Income from continuing operations	114.7	131.9	131.8
Income (loss) from discontinued operations, net of tax	213.6	(38.2)	(85.5)

Net income	$328.3	$93.7	$46.3

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
($ in millions)

						Accumulated	Total
		Additional	Rabbi Trust		Accumulated	Other	Stockholders’
	Common	Paid-In	& CMG	Stockholders’	Income	Comprehensive	Equity
	Stock	Capital	Escrow	Loans	(Deficit)	Income (Loss)	(Deficit)
Balance at December 31, 2006	$0.3	$414.8	$(1.6)	$(1.0)	$(641.3)	$(464.5)	$(693.3)
Net income	$—	$—	$—	$—	$46.3	$—	$46.3
Minimum pension liability adjustment	—	—	—	—	—	83.0	83.0

Comprehensive income (loss)	—	—	—	—	46.3	83.0	129.3

Adjustment to accumulated other comprehensive income upon adoption of ASC 715 (Pension)	—	—	—	—	—	(90.8)	(90.8)
Adjustment to accumulated other comprehensive income upon adoption of ASC 715 (OPEB)	—	—	—	—	—	(14.6)	(14.6)
Compensation expense from stock awards	—	2.8	—	—	—	—	2.8
Repayment of stockholder loans		(0.2)		1.0			0.8

Balance at December 31, 2007	$0.3	$417.4	$(1.6)	$—	$(595.0)	$(486.9)	$(665.8)

Net income	$—	$—	$—	$—	$93.7	$—	$93.7
Amortization of prior service cost	—	—	—	—	—	(8.5)	(8.5)
Amortization of actuarial (gain) loss	—	—	—	—	—	35.7	35.7
Increase in unamortized prior service cost	—	—	—	—	—	42.5	42.5
Increase in unrecognized actuarial loss	—	—	—	—	—	(434.8)	(434.8)

Comprehensive income (loss)	—	—	—	—	93.7	(365.1)	(271.4)

Sale of common stock	—	0.1	—	—	—	—	0.1
Compensation expense from stock awards	—	3.0	—	—	—	—	3.0

Balance at December 31, 2008	$0.3	$420.5	$(1.6)	$—	$(501.3)	$(852.0)	$(934.1)

Net income	$—	$—	$—	$—	$328.3	$—	$328.3
Amortization of prior service cost	—	—	—	—	—	(12.0)	(12.0)
Amortization of actuarial (gain) loss	—	—	—	—	—	44.8	44.8
Increase in unamortized prior service cost	—	—	—	—	—	21.9	21.9
Increase in unrecognized actuarial loss	—	—	—	—	—	45.3	45.3

Comprehensive income (loss)	—	—	—	—	328.3	100.0	428.3

Compensation expense from stock awards	—	2.3	—	—	—	—	2.3

Balance at December 31, 2009	$0.3	$422.8	$(1.6)	$—	$(173.0)	$(752.0)	$(503.5)

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
($ in millions)

	December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$328.3	$93.7	$46.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68.1	66.0	63.7
Stock compensation (income) expense	2.5	1.1	5.2
Equity in losses of joint venture	—	0.6	4.0
(Gain) loss from asset sales	41.2	(49.8)	1.9
Changes in current assets and liabilities:
Trade and other receivables	1.0	(57.2)	0.7
Inventories	(200.4)	(81.6)	(25.0)
Other current assets	(3.2)	(2.8)	(2.2)
Accounts payable, trade	(13.9)	(1.7)	60.3
Accrued payroll and employee benefits	(0.6)	0.5	0.8
Accrued and other liabilities	8.8	(14.1)	(26.9)
Accrued contract liabilities	(79.5)	(29.0)	(103.3)
Other assets and liabilities—long-term	(40.5)	(80.2)	8.7

Net cash provided by (used in) operating activities	111.8	(154.5)	34.2
Investing activities
Capital expenditures	(42.0)	(69.3)	(57.4)
Proceeds from sale of assets	—	55.1	24.3
Proceeds from sale of business	289.2	—	—
Investment in joint venture	—	—	(16.5)

Net cash used in investing activities	247.2	(14.2)	(49.6)
Financing activities
Proceeds from short-term bank debt	135.0	153.0	20.0
Payments on short-term bank debt	(135.0)	(153.0)	(20.0)
Proceeds from long-term bank debt	75.0	184.6	—
Payments on long-term bank debt	(360.9)	(4.9)	(4.0)
Payments on capital leases	—	—	(1.3)
Proceeds from governmental grants	—	—	2.1
Changes in restricted cash	(43.8)	—	—
Proceeds from sale of common stock	—	0.1	—
Proceeds from repayment of stockholder loans	—	—	0.8

Net cash provided by (used in) financing activities	(329.7)	179.8	(2.4)
Net increase (decrease) in cash and cash equivalents	29.3	11.1	(17.8)
Cash and cash equivalents at beginning of period	86.7	75.6	93.4

Cash and cash equivalents at end of period	$116.0	$86.7	$75.6

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
     We were formed when The Carlyle Group purchased us from Northrop Grumman in July 2000. Subsequently, we acquired The Aerostructures Corporation in July 2003. In addition, we formerly participated in a joint venture called Global Aeronautica, LLC with Alenia North America (“Alenia”), a subsidiary of Finmeccanica SpA. On June 10, 2008, we sold our 50% interest in Global Aeronautica to Boeing and as a result, recorded a $47.1 million gain on the sale.
     As a result of the sale of the assets and operations of our 787 business conducted at North Charleston, South Carolina on July 30, 2009 (“sale of the Charleston 787 business”), the balances and activities of the Charleston 787 business have been segregated and reported as discontinued operations for all periods presented except with respect to the Consolidated Statements of Cash Flows. For further details, see Note 3 – Discontinued Operations.
     Certain prior period amounts presented herein have been reclassified to conform to the current year presentation.
     Subsequent Events
     On March 23, 2010, we entered into a merger agreement with Triumph Group, Inc. pursuant to which we will be acquired by Triumph. It is anticipated that in connection with that transaction all of our currently outstanding material indebtedness will be repaid in full. Triumph is a public company listed on the NYSE under the ticker symbol “TGI,” and is a designer, engineer, manufacturer, repairer and over hauler of aircraft components and accessories. Subject to the terms and conditions of the Merger Agreement, Triumph will retire approximately $590 million of our outstanding indebtedness and will acquire all outstanding shares of our capital stock for $525 million in cash and approximately 7.5 million shares of Triumph common stock subject to certain adjustments. The consummation of the acquisition is subject to, among other things, approval of Triumph’s stockholders and other customary closing conditions, which may not be satisfied.
     In the event of termination of the Merger Agreement under certain circumstances, if either party breaches certain covenants under the Merger Agreement, the breaching party may be required to pay the non-breaching party a termination fee of $75 million.
     Going Concern
     Going concern is defined as an entity‘s inability to meet obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt or equity, or operational improvements.
     Under the terms of the senior credit facility, we are required to prepay or refinance any amounts outstanding of our $270.0 million Senior Notes by the last business day of 2010 or we must repay the aggregate amount of loans outstanding at that time under the senior credit facility unless a lender waives such prepayment (so long as a majority of our lenders (voting on a class basis) agree to such waiver). Because of the requirement to refinance the Senior Notes, the amounts outstanding under our senior credit facility have been classified as a current liability as of December 31, 2009.
     On March 23, 2010, we entered into a merger agreement with Triumph Group, Inc. pursuant to which we will be acquired by Triumph. It is anticipated that in connection with that transaction all of our currently outstanding material indebtedness will be repaid in full. The consummation of the acquisition is subject to, among other things, approval of Triumph’s stockholders and other customary closing conditions, which may not be satisfied. In the event that the anticipated acquisition is not completed and such indebtedness remains outstanding, we plan to refinance our senior credit facility or the Senior Notes prior to the last business day of 2010. There are no assurances that we will be able to refinance on commercially reasonable terms or at all. This creates an uncertainty about our ability to continue as a going concern. Notwithstanding this, the consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Accounting Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and, in particular, estimates of contract costs and revenues used in the earnings recognition process. We have recorded all estimated contract losses. To enhance reliability in our estimates, we employ an estimating process that is reviewed and updated on a quarterly basis. However, actual results could differ from those estimates.

     Revenue and Profit Recognition
     The majority of our sales are made pursuant to written contractual arrangements or ‘‘contracts” to design, develop and manufacture aerostructures to the specifications of the customer under firm fixed price contracts. These contracts are within the scope of the Revenue - Construction-Type and Production-Type Contracts topic of the ASC and revenue and costs on contracts are recognized using percentage-of-completion methods of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion. Depending on the contract, we measure progress toward completion using either the cost-to-cost method or the units-of-delivery method.
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
     Adjustments to original estimates for a contract’s revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity, the more relative overhead that contract will absorb. The impact of revisions in cost estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (‘‘forward losses”) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities in accordance with the Construction and Production-Type Contracts topic. Revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as our valuation of inventory. Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with the Construction and Production-Type Contracts topic.
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
     Restricted Cash
     Some of our Letter of Credit agreements contain requirements for cash collateral and as of December 31, 2009, the cash restricted as collateral for outstanding letters of credit was $43.8 million.
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
     Joint Venture
     We previously accounted for our investment in Global under the equity method of accounting. On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing and as a result, recorded a $47.1 million gain on the sale. As of December 31, 2008 and 2009, we did not have an investment balance.
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
     Goodwill is tested for impairment, at least annually, in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC. Under this topic, the first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying value. We have concluded that the Company is a single reporting unit. Accordingly, all assets and liabilities are used to determine our carrying value.

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
     Advance Payments and Progress Payments
     Advance payments and progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities under the Accrued contract liabilities caption. As of December 31, 2009 and 2008, the balance in accrued contract liabilities consisted of the following:

	December 31,	December 31,
	2009	2008
	(in millions)
Advances and progress billings	$59.4	$126.8
Forward loss	1.7	6.4
Other	13.1	7.9

Total accrued contract liabilities	$74.2	$141.1

     Stock-Based Compensation
     We account for stock-based compensation in accordance with the Compensation-Stock Compensation topic of the ASC. Under the modified prospective-transition method, we record compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the original grant date fair value. We record compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of the Compensation-Stock Compensation topic of the ASC.
     Options granted prior to 2006 continue to be amortized using a graded method.
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
     Debt Origination Costs and Discount on Long-Term Debt
     Debt origination costs are amortized using the effective interest rate method. Debt origination costs consisted of the following as of December 31:

	2009	2008
	($ in millions)
Debt origination cost	$27.9	$27.9
Accumulated Amortization	(22.8)	(15.5)

Debt origination cost, net	$5.1	$12.4

Other current assets	4.2	4.5
Other non-current assets	0.9	7.9

     During the fiscal year ended December 31, 2009, we accelerated the expense of $3.4 million of debt origination costs as a result of the pay down of $355.0 million of term loans outstanding.
     During the fiscal year ended December 31, 2008, we borrowed an additional $200.0 million of term loans pursuant to our existing senior credit facilities. We paid $5.4 million of debt origination costs in association with that borrowing and incurred a $10.0 million original issue discount. The discount is classified as a contra-liability under the Long-term bank debt net of current portion caption on our consolidated balance sheet and is amortized using the effective interest rate method. As of December 31, 2009 and 2008, the balance of the discount was $2.4 million and $8.2 million, respectively. During the fiscal year ended December 31, 2009, we accelerated the expense of $3.7 million of original issue discount as a result of the pay down of $355.0 million of term loans outstanding.
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
     During the fiscal year ended December 31, 2008, we increased our provisions for warranty by $9.5 million. $8.2 million of that increase was attributable to a specific warranty issue identified during 2008. The following is a rollforward of amounts accrued for warranty reserves and amounts are included in accrued and other liabilities and other non-current liabilities:

	2009	2008
	($ in millions)
Beginning Balance	$16.1	$7.2
Warranty costs incurred	(1.5)	(0.6)
Provisions for warranties	(1.2)	9.5

Ending Balance	$13.4	$16.1

Consolidated Balance Sheet classification
Accrued and other liabilities	4.5	0.5
Other non-current liabilities	8.9	15.6
     Income Taxes
     Income taxes are accounted for using the liability method in accordance with the Income Taxes topic of the ASC. Deferred income taxes are determined based upon the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Due to the uncertain nature of the ultimate realization of the deferred tax assets, we have established a valuation allowance against these future benefits and will recognize benefits only as reassessment demonstrates they are more likely than not to be realized.
     The Income Taxes topic of the ASC requires use of a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We adjust the recorded amount of our deferred tax assets and liabilities for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.
     Recent Accounting Pronouncements
     In December 2007, the FASB issued an accounting standard that provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. This standard also expands required disclosures surrounding the nature and financial effects of business combinations. We adopted the guidance of this accounting standard, currently included in the Business Combinations Topic of the Accounting Standards Codification (ASC) on January 1, 2009. We considered the provisions of this accounting standard with respect to the sale of the Charleston 787 business (as discussed in Note 3 — Discontinued Operations).

     FASB issued an accounting standard that requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. We adopted the provisions of this accounting standard on January 1, 2009 and provided the required enhanced disclosures for our pension plan assets in Note 14 — Pension and Other Post Retirement Benefits.
     In May 2009, the FASB issued an accounting standard that requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity is required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. We adopted this accounting standard for our fiscal period ending June 28, 2009 and it has not had a material effect on our consolidated financial statements.
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
     In this annual report, the Company has begun the process of implementing the statement by removing references to FASB statement numbers in the footnotes that follow and explaining the adherence to authoritative accounting guidance in plain English, where appropriate.
     3. DISCONTINUED OPERATIONS
     On July 30, 2009, we sold the assets and operations of our 787 business conducted at North Charleston, South Carolina to a wholly owned subsidiary of The Boeing Company. Concurrent with the closing of the transaction, we entered into an agreement terminating and resolving rights and obligations under the existing 787 supply agreement. Going forward, under a newly negotiated contract, we will manufacture certain components for the 787 program as well as provide engineering services to Boeing pursuant to an engineering services agreement. We also will provide certain transition services to Boeing pursuant to a transition services agreement. The transition services provided to Boeing are temporary and non-production related and thus not deemed direct cash flows of the Charleston 787 business. The transition services are included as a component of continuing operations and are expected to be completed in the next 9-15 months.

     We received total cash proceeds of approximately $590 million as consideration for the transaction, of which approximately $9.3 million was used to pay costs associated with the transaction. The cash proceeds were allocated based on the estimated relative fair value of each component of the transaction. As a result of that allocation, we have recorded a $38.3 million loss on the sale of the Charleston 787 business and revenue of $291.4 million related to the settlement of contractual matters incurred in the ordinary course of business as income from discontinued operations in the year ended December 31, 2009. The following table represents the assets of the Charleston 787 business as of July 30, 2009 and December 31, 2008. The balances as of December 31, 2008 have been reclassified to the assets related to discontinued operations and liabilities related to discontinued operations captions in our December 31, 2008 Consolidated Balance Sheet.

	July 30,	December 31,
	2009	2008
	($ in millions)
Trade and other receivables	$9.7	$0.1
Inventories	133.5	132.6
Property, plant and equipment, net	197.5	205.1
Goodwill (allocated)	122.9	122.9

	$463.6	$460.7

Accounts payable	22.2	28.5
Accrued and other liabilities	5.8	6.2
Accrued payroll and employee benefits	1.2	0.6
Accrued contract liabilities	47.7	60.3
Other non-current liabilities	59.2	61.1

	$136.1	$156.7

     We also reclassified the results of operations related to our Charleston 787 Business to the income (loss) from discontinued operations, net of tax caption in our Consolidated Statements of Operations for all periods presented. The following table summarizes the components of income (loss) from discontinued operations, net of tax:

	Years Ended
	December 31,
	2009	2008	2007
	($ in millions)
Revenue	$316.2	$21.6	$12.4
Operating income	269.0	(38.2)	(85.5)
Loss on sale of 787 business	(38.3)	—	—
Income tax expense	(17.1)	—	—

Income (loss) from discontinued operations, net of tax	$213.6	$(38.2)	$(85.5)

4. TRADE AND OTHER RECEIVABLES
     Trade and other receivables consisted of the following at December 31:

	2009	2008
	(in millions)
Due from customers, long-term contracts:
Billed	$78.8	$83.3
Unbilled	38.1	53.4

Total due, long-term contracts	116.9	136.7

Trade and other accounts receivable:
Billed	—	1.5
Other Receivables	11.0	0.3

Total trade and other receivables	$127.9	$138.5

     We have determined that an allowance for doubtful accounts was unwarranted as of December 31, 2009 and 2008 due to our historical collection experience. The amounts of trade and other receivables write-offs have been minimal in the past. This is primarily due to the nature of our sales to a limited number of customers and to the credit strength of our customer base (Boeing, Airbus, Gulfstream, Lockheed Martin, Sikorsky, USAF etc.).
5. INVENTORIES
     As discussed in Note 2 “Inventories,” we include in inventory, all direct production costs, manufacturing and engineering overhead, production tooling costs, and certain general and administrative expenses. At December 31, 2009 and 2008, general and administrative expenses included in inventories were approximately $25.8 million and $17.8 million, respectively.
     Inventories consisted of the following at December 31:

	2009	2008
	(in millions)
Production costs of contracts in process	$659.1	$553.2
Finished goods	3.1	2.9
Less: unliquidated progress payments	(150.9)	(244.3)

Total inventories	$511.3	$311.8

     The increase in our inventory balance from December 31, 2008 to December 31, 2009 primarily relates to our investment to support the ramp-up of 747-8 production.
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
     According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts. The total net inventory on government contracts was $65.2 million and $62.4 million at December 31, 2009 and 2008, respectively.

6. PROPERTY, PLANT AND EQUIPMENT
     Major categories of property, plant and equipment, including their depreciable lives, consisted of the following at December 31:

	2009	2008	Lives
	($ in millions)
Land and land improvements	$10.0	$10.0	0 to 12 years
Buildings	60.8	73.7	12 to 39 years
Machinery and other equipment	521.8	488.7	4 to 18 years
Capitalized software	48.0	48.2	3 years
Leasehold improvements	50.5	38.7	7 years or life of lease
Assets under construction	40.0	57.2	N/A
Less: accumulated depreciation and amortization	(455.2)	(437.3)

Net property, plant and equipment	$275.9	$279.2

     During the fiscal year ended December 31, 2009, we capitalized approximately $5.6 million of interest costs related to our assets-under-construction balance that were expensed in fiscal periods prior to 2009 in error. We also recorded a corresponding $1.9 million adjustment to increase depreciation expense, which was recorded to cost of sales during the fiscal year ended December 31, 2009. The total impact on net income from these adjustments was approximately $3.7 million. The capitalization also increased our fixed assets, net balance by $3.7 million. Additionally, during the year ended December 31, 2009, we have capitalized interest costs of $1.5 million related to our current assets-under-construction balance.
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
     For this testing we use an independent valuation firm to assist in the estimation of enterprise fair value using standard valuation techniques such as discounted cash flow, market multiples and comparable transactions. The discounted cash flow fair value estimates are based on management’s projected future cash flows and the estimated weighted average cost of capital. The estimated weighted average cost of capital is based on a risk-free interest rate and other factors such as equity risk premiums and our ratio of total debt and equity capital.
     We must make assumptions regarding estimated future cash flows and other factors used by the independent valuation firm to determine the fair value. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for goodwill in the future.
     A low and high valuation range was calculated using each of the three aforementioned methodologies. In addition, the overall average value was calculated for the low and high ranges from all three valuation methods. This mean of the average low and high ranges of the fair value was used as the enterprise fair value for our testing and was compared to the carrying value of the Company represented by the net book value pursuant to the requirements of the Goodwill and Other topic of the ASC. The three methodologies were all evenly weighted in this calculation since the Company relied on them all equally. The enterprise fair value was greater than the carrying value of the Company and no impairment of goodwill or intangible assets was recognized in 2009, 2008 or 2007. We note that the results of any of the three of the valuation methodologies considered separately would have resulted in the same conclusion, that no impairment was necessary.

     Additionally, in connection with the sale of the Charleston 787 business on July 30, 2009 (discussed in Note 3 — Discontinued Operations), a portion of our goodwill balance was allocated to that business based on the relative fair value of its assets compared to the total value of the consolidated company. Subsequently, we performed an interim impairment test of our remaining Goodwill balance and determined the balance was not impaired. The following table represents a summary of the change in the Goodwill balance as a result of the aforementioned allocation:

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
     The following table provides a rollforward of our goodwill and intangible assets from December 31, 2008 to December 31, 2009:

	2008	Additions	2009
	(in millions)
Contracts and programs	$137.3	$—	$137.3
Accumulated amortization	(110.1)	(6.8)	(116.9)

Total identifiable intangible assets	$27.2	$(6.8)	$20.4

Goodwill	$404.8	$—	$404.8

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

($ in millions)
2010	$4.8
2011	2.1
2012	2.1
2013	2.1
2014	2.1
Thereafter	7.2

$20.4

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

     On June 10, 2008, we sold our entire equity interest in Global Aeronautica to Boeing for $55 million in cash and as a result, recorded a $47.1 million gain on the sale during the fiscal year ended December 31, 2008. This gain is reflected in other income (loss) in our Consolidated Statement of Operations. Our results of operations after 2008 are not impacted by this joint venture.
     The following table includes the activity in our investment in joint venture account balance for the periods ended December 31:

	2008	2007
	($ in millions)
Beginning balance	$8.4	$(4.1)
Equity contributions	—	16.5
Distributions	—	—
Earnings (losses)	(0.6)	(4.0)
Disposal upon sale	(7.8)	—

Ending balance	$—	$8.4

     The following table includes summary financial information for the investment in joint venture as of the period ended December 31:

	2008	2007
	($ in millions)
Current assets	$—	$68.8
Current liabilities	—	(15.6)

Working capital	$—	$53.2

Noncurrent assets	$—	$106.0
Noncurrent liabilities	—	142.3

Revenues (1)	$5.1	$10.6
Gross profit (1)	1.3	6.5

Income (loss) from continuing operations (1)	$(1.1)	$(7.9)

(1)	The 2008 amounts reflected represent our portion of the revenue, gross profit and net loss from Global Aeronautica prior to the sale of our equity interest on June 10, 2008.
     We had a $1.5 million and $1.3 million receivable balance from Global Aeronautica as of December 31, 2008 and 2007, respectively. As of December 31, 2009, we did not have a receivable balance from Global Aeronautica.
9. ACCRUED AND OTHER LIABILITIES
     Accrued and other liabilities consisted of the following at December 31:

	2009	2008
	($ in millions)
Workers compensation	$8.6	$10.5
Group medical insurance	7.6	9.0
Property taxes	3.8	4.7
Accrued rent in-kind	7.3	6.8
Interest	10.0	10.0
Other	31.0	16.5

Total accrued and other liabilities	$68.3	$57.5

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
     As of December 31, 2009, the future minimum payments required under all operating leases are summarized as follows:

Operating
Leases
($ in millions)
2010	$21.7
2011	13.7
2012	9.3
2013	4.9
2014	4.0
Thereafter	3.5

Total	57.1
Less: sublease income	0.3

Total	$56.8

     Rental expense was approximately $28.3 million net of sublease income of $0.2 million in 2009, $26.8 million net of sublease income of $0.2 million in 2008 and $25.9 million, net of sublease income of $0.2 million in 2007.
     As of December 31, 2009, we do not have any significant capital lease obligations.
     During 2007, we entered into a sale and leaseback transaction for equipment at our Nashville facility. The sales price for the transaction was $15.9 million. We have no future financial commitments or obligations other than the future lease payments under the lease agreement. The lease expires on May 31, 2012. As of December 31, 2009, the minimum payments for the next five years for this lease are as follows:

Sale and
Leaseback
Payments
($ in millions)
2010	$3.4
2011	3.4
2012	1.4

Total	$8.2

11. OTHER NON-CURRENT LIABILITIES
     Other non-current liabilities consisted of the following at December 31:

	2009	2008
	(in millions)
Deferred income from the sale of Hawthorne facility (a)	$12.6	$11.6
State of Texas grant monies (b)	34.1	35.0
Deferred worker’s compensation	16.5	14.9
Accrued warranties	8.9	15.6
Other	3.2	4.5

Total other non-current liabilities	$75.3	$81.6

(a)	In July 2005, we sold our Hawthorne facility and concurrently signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five-year renewal options. Due to certain contractual obligations, which required our continuing involvement in the facility, this transaction was initially recorded as a financing transaction and not as a sale. The cash received in July 2005 of $52.6 million was recorded as a deferred liability on our balance sheet in other non-current liabilities.

During the fiscal year ended December 31, 2008, we increased the deferred liability balance for a $3.0 million refund from escrow. Additionally, we determined that certain contractual obligations related to the portion of the facility, which we have vacated, were completed and we recognized $44.0 million of the deferred income balance. We also wrote off the related fixed assets for this facility resulting in a $1.6 million gain that is recorded in our Consolidated Statement of Operations. The $12.6 million liability balance relating to the portion of the Hawthorne facility that we continue to lease will remain on our balance sheet until the related contractual obligations are fulfilled or the obligations expire.

(b)	We reclassified $0.9 million related to the Texas grant to the Accrued and Other Liabilities caption in our Consolidated Balance Sheet due to a repayment of grant funds in 2010 based on the agreement.
12. DEBT
     Borrowings under long-term arrangements consisted of the following at December 31:

	2009	2008
	(in millions)
Term loans	$236.6	$409.0
Incremental facility (a)	83.2	190.9
Senior notes	270.0	270.0

Total bank and bond debt	$589.8	$869.9

(a)	This balance is presented net of $2.4 million and $8.2 million of unamortized original issue discount as of December 31, 2009 and 2008, respectively.
     On July 2, 2003, we issued $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. We may redeem the notes in full or in part by paying premiums specified in the indenture governing our outstanding Senior Notes. The notes are senior unsecured obligations guaranteed by all of our existing and future domestic subsidiaries. The fair value of our Senior Notes was approximately $269.7 million and $183.6 million as of December 31, 2009 and 2008, respectively, based on quoted market prices.

     We entered into a $650.0 million senior credit facility (“Credit Facility”) pursuant to a credit agreement dated December 22, 2004 (“Credit Agreement”). Upon issuance, the Credit Facility was comprised of a $150.0 million six year revolving loan (“Revolver”), a $75.0 million synthetic letter of credit facility and a $425.0 million seven year term loan B. Initially, the seven year term loan B amortized at $1.0 million per quarter with a final payment at the maturity date of December 22, 2011. The Credit Facility is guaranteed by each of our domestic subsidiaries and secured by a first priority security interest in most of our assets. We are obligated to pay an annual commitment fee on the unused Revolver of 0.5% or less dependent upon the leverage ratio. The interest rate on the Term Loan at December 31, 2009 was 7.5%, while the interest rate paid on the Letter of Credit is fixed at 2.6%. As of December 31, 2009 and 2008, we believe the carrying value of the outstanding debt under the senior credit facility approximates the fair value of the outstanding debt.
     On May 6, 2008, we borrowed an additional $200.0 million of term loans pursuant to our existing senior credit facilities (the “Incremental Facility”). We received net proceeds of approximately $184.6 million from the Incremental Facility net of a $10.0 million original issue discount and $5.4 million of debt origination costs, to be used for general corporate purposes. The interest rates per annum applicable to the Incremental Facility were, at our option, the ABR or Eurodollar Base Rate plus, in each case, an applicable margin equal to 3.00% for ABR loans and 4.00% for Eurodollar Base Rate loans, subject to a Eurodollar Base Rate floor of 3.50%. During the fiscal year ended December 31, 2009, we paid down $355.0 million of outstanding term loans including a portion of the Incremental Facility. Additionally, we expensed $2.0 million of debt issuance costs and $3.7 million of original issue discount related to the pay down of the Incremental Facility. Our effective interest rates on the Incremental Facility for the years ended December 31, 2009 and 2008 were 15.2% and 10.3%, respectively. However, excluding the impact of $5.7 million of debt issuance costs and original issue discount, the effective interest rates were 10.9% and 10.3% for the years ended December 31, 2009 and 2008, respectively.
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
     On July 30, 2009 we entered into an Amendment to our Credit Agreement (“Amendment”) which modified the Credit Agreement to allow the sale of the Charleston 787 business (discussed in Note 3 — Discontinued Operations) and provided for use of cash proceeds from the transaction to (i) pay down $355.0 million of term loans outstanding and (ii) repay outstanding amounts on our revolver of $135.0 million and to permanently reduce revolving commitments under the Credit Agreement to $100.0 million. The Amendment converted the synthetic letter of credit facility under the Credit Agreement into additional term loan of $50.0 million, a portion of which is used as cash collateral for letters of credit previously issued under the synthetic letter of credit facility. This term loan is repayable on December 22, 2010. As of December 31, 2009, the cash restricted as collateral for outstanding letters of credit was $43.8 million. The Amendment increased the interest rate on all loans to London Interbank Offering Rate (LIBOR) plus a margin of 4.00%, with a minimum LIBOR floor of 3.50%.
     Under the terms of the senior credit facility, we are required to prepay or refinance any amounts outstanding of our $270.0 million Senior Notes by the last business day of 2010 or we must repay the aggregate amount of loans outstanding at that time under the senior credit facility unless a lender waives such prepayment (so long as a majority of our lenders (voting on a class basis) agree to such waiver). Because of the requirement to refinance the Senior Notes, the amounts outstanding under our senior credit facility have been classified as a current liability as of December 31, 2009.
     On March 23, 2010, we entered into a merger agreement with Triumph Group, Inc. pursuant to which we will be acquired by Triumph. It is anticipated that in connection with that transaction all of our currently outstanding material indebtedness will be repaid in full. The consummation of the acquisition is subject to, among other things, approval of Triumph’s stockholders and other customary closing conditions, which may not be satisfied. In the event that the anticipated acquisition is not completed and such indebtedness remains outstanding, we plan to refinance our senior credit facility or the Senior Notes prior to the last business day of 2010. There are no assurances that we will be able to refinance on commercially reasonable terms or at all. This creates an uncertainty about our ability to continue as a going concern. Notwithstanding this, the consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern.

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
     The Credit Facility requires us to maintain and report quarterly debt covenant ratios defined in the senior credit agreement, including financial covenants relating to interest coverage ratio, leverage ratio and maximum consolidated capital expenditures. As of December 31, 2009, we were in compliance with the covenants in the indenture governing our notes and senior credit facilities.
     The components of Interest expense were as follows for the fiscal years ended December 31:

	2009	2008	2007
	(in millions)
Interest incurred	$51.0	$61.4	$59.5
Capitalized interest (a)	(7.1)	—	—
Debt origination costs and debt discount	13.1	5.8	3.1

Interest expense	$57.0	$67.2	$62.6

(a)	During the fiscal year ended December 31, 2009, we capitalized approximately $5.6 million of interest costs related to our assets-under-construction balance that were expensed in fiscal periods prior to 2009 in error. We also recorded a corresponding $1.9 million adjustment to increase depreciation expense, which was recorded to cost of sales during the fiscal year ended December 31, 2009. The total impact on net income from these adjustments was approximately $3.7 million. The capitalization also increased our fixed assets, net balance by $3.7 million. Additionally, during the year ended December 31, 2009, we capitalized interest costs of $1.5 million related to our current assets-under-construction balance.
     Scheduled maturities of debt are as follows at December 31, 2009:

Year ended December 31:	(in millions)
2010	322.2
2011	270.0

Total	$592.2

     We believe that cash flow from operations, cash and cash equivalents on hand and funds that will be raised as part of a refinancing or restructuring of our senior credit facility and Senior Notes will provide adequate funding for our ongoing working capital expenditures, pension contributions and capital investments required to meet our current contractual and legal commitments for at least the next twelve months. However, there is no assurance that we can refinance the Senior Notes or the senior credit facility prior to the last business day of 2010.
13. FAIR VALUE MEASUREMENTS
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
     As of December 31, 2009 and 2008, we had $115.0 million and $86.4 million, respectively, of short term investments, primarily money market funds, reflected in our cash and cash equivalents balance on our Consolidated Balance Sheet. The fair value determination of this asset involves Level 2 inputs.
     Our deferred compensation liability to former executives is based on the most recently obtained fair value of our common stock. As of December 31, 2007, the fair value determination of the $3.8 million deferred compensation liability involved Level 3 inputs. During 2008, we recorded a $1.9 million reduction in the deferred compensation liability balance due to unrealized losses related to the fair value of our common stock. As a result, the deferred compensation liability was $1.9 million as of December 31, 2008. During 2009, we recorded a $0.2 million increase in the deferred compensation liability balance due to unrealized gains related to the fair value of our common stock. As a result, the deferred compensation liability was $2.1 million as of December 31, 2009.
14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
     We sponsor several defined benefit pension plans covering some of our employees. Certain employee groups are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans based upon their company service or years of service accrued under the plans. Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is our policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from us.
     We also sponsor defined contribution savings plans for several employee groups. We make contributions for participants in these plans based on a matching of employee contributions up to 4% of eligible compensation, for the majority of our employees. We also make additional contributions of at least 3% of eligible compensation for certain employee groups who are not eligible to participate in or accrue additional service under the defined benefit pension plans.
     In addition to our defined benefit pension plans and defined contribution savings plan, we provide certain healthcare and life insurance benefits for eligible retired employees. Such benefits are unfunded as of December 31, 2009. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.
     In accordance with the Compensation — Retirement Benefits topic of the ASC we recognized the funded status of our benefit obligation in our statement of financial position as of December 31, 2008. This funded status was remeasured for some plans as of January 31, 2009 and September 27, 2009 due to plan amendments and for all plans as of December 31, 2009, our annual remeasurement date. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan. In order to recognize the funded status, we determined the fair value of the plan assets. The majority of our plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments as of December 31, 2009 based on our evaluation of data from fund managers and comparable market data.
     The unrecognized amounts recorded in accumulated other comprehensive loss will be subsequently recognized as net periodic benefit plan cost consistent with our historical accounting policy for amortizing those amounts. Included in accumulated other comprehensive loss at December 31, 2009 are the following amounts that have not yet been recognized in net periodic benefit plan cost: unrecognized prior service costs of $(37.6) million and unrecognized actuarial losses of $789.6 million. Prior service costs and actuarial losses expected to be recognized in net periodic benefit plan cost during 2010 are $(15.7) million and $55.5 million, respectively.

Benefit Plan Obligations and Assets
     The following table sets forth the benefit plan obligations, assets, funded status and amounts recorded in the consolidated balance sheet for our defined benefit pension and retiree healthcare and life insurance plans. Pension plan assets consist primarily of equity securities, fixed income securities, private equity funds, infrastructure funds and real estate funds. Pension benefit data includes the qualified plans as well as an unfunded nonqualified plan that provides benefits to officers and employees either beyond those provided by, or payable under, our main plans. All of the defined benefit pension plans had obligations that exceeded the fair value of their assets. We use December 31 as our measurement date.

	Pension Benefits		Other Post-retirement Benefits
	Years Ended		Years Ended
	December 31,		December 31,
	2009	2008	2009	2008
	($ in millions)
Change in projected benefit obligation:
Beginning balance	$1,848.5	$1,813.9	$447.3	$529.2
Service cost	18.1	18.1	3.3	4.7
Interest cost	115.1	111.8	24.1	27.8
Contributions by plan participants	—	—	5.0	5.8
Actuarial (gains) and losses	85.8	24.5	(7.1)	(32.1)
Benefits paid	(123.3)	(120.3)	(43.5)	(44.8)
Plan amendments	8.4	0.8	(30.4)	(43.3)
Curtailments/Settlements	5.2	(0.4)	3.4	—
Special termination benefits	0.5	0.1	0.2	—

Projected Benefit obligation at end of period	$1,958.3	$1,848.5	$402.3	$447.3

Accumulated Benefit Obligation at end of Year	$1,891.0	$1,792.2	$402.3	$447.3

Assumptions used to determine Benefit Obligation:
Discount rate	6.07%	6.27%	5.60%	6.26%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Change in fair value of plan assets:
Beginning balance	$1,137.5	$1,452.0	$—	$—
Actual return on assets	249.6	(318.7)	—	—
Contributions by plan participants	—	—	5.0	5.8
Contributions by employer	78.8	124.9	38.5	39.0
Benefits paid	(123.3)	(120.3)	(43.5)	(44.8)
Settlements	—	(0.4)	—	—
Other	—	—	—	—

Ending balance	$1,342.6	$1,137.5	$—	$—

Reconciliation of amounts recognized to the consolidated balance sheet:
Accrued benefit liability—current	(3.5)	(0.3)	(37.4)	(42.0)
Accrued benefit liability—long-term	(612.2)	(710.7)	(364.9)	(405.3)

Funded status (deficit)	$(615.7)	$(711.0)	$(402.3)	$(447.3)

Unrecognized actuarial loss	740.4	821.4	49.2	58.3
Unamortized prior service cost	68.6	74.4	(106.2)	(102.1)

Accumulated other comprehensive loss	$809.0	$895.8	$(57.0)	$(43.8)

Net Periodic Benefit Plan Costs
     The components of net periodic benefit costs, including special charges for our post-retirement benefit plans, are shown in the following table:

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
			(in millions)
Components of net periodic benefit cost (income):
Service cost	$18.1	$18.1	$19.7	$3.3	$4.7	$5.4
Interest cost	115.1	111.8	105.0	24.1	27.8	31.8
Expected return on plan assets	(125.6)	(124.0)	(117.5)	—	—	—
Amortization of net (gain) loss	42.8	32.4	35.6	2.0	3.3	4.8
Amortization of prior service cost	12.4	11.9	6.0	(26.1)	(20.4)	(10.8)
Prior service cost recognized — curtailment	1.9	—	2.1	(0.2)	—	—
Special termination benefits	0.5	0.1	—	0.2	—	—
Plan settlement or curtailment (gain)/loss	5.2	0.2	6.5	3.4	—	—

Net periodic benefit cost	$70.4	$50.5	$57.4	6.7	$15.4	$31.2

Defined contribution plans cost	$20.0	$19.2	$7.1	$—	$—	$—

Assumptions Used to Determine Net Periodic Benefit Costs:
Weighted Average Discount Rate for Year	6.34%	6.27%	6.07%	6.49%	6.14%	5.91%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increases	4.00%	4.00%	4.00%	N/A	N/A	N/A
     We periodically experience events or make changes to our benefit plans that result in special charges. Some require remeasurements. The following summarizes the key events whose effects on our net periodic benefit cost and obligations are included in the tables above:
•	Pension settlement charges of $6.5 million were recognized in 2007 relating to lump sum payments made under provisions of our non-qualified (“excess”) pension plan.

•	On September 30, 2007 our largest union-represented group of production and maintenance employees ratified the terms of a new three-year collective bargaining agreement. The new agreement provided for certain benefit changes, including a freeze in pension benefit accruals for employees who, as of December 31, 2007, had less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any bargaining unit employees hired on or after October 1, 2007, receive a new defined contribution benefit. As a result of these changes, a curtailment charge of $2.1 million was recognized as part of 2007 net periodic pension benefit cost. The agreement also provides for certain modifications to the retiree medical benefits for bargaining unit retirees and eliminates retiree medical coverage for any bargaining unit employees hired after October 1, 2007.

•	Also in September 2007, we advised affected employees that the previously announced pension freeze affecting employees covered under the Company’s non-represented defined benefit pension plan would not apply to non-represented employees who, as of December 31, 2007, had at least 16 years vesting service under the terms of those plans.

•	The collective changes announced in September 2007 resulted in an estimated $39.0 million increase in the Projected Benefit Obligation and Accumulated Post-retirement Benefit Obligation of the affected plans and an estimated $6.0 million increase in annual pension expense.

•	During February and April of 2008, two of our union represented groups ratified new collective bargaining agreements. Those agreements each provided for certain benefit changes, including a freeze in pension benefit accruals, effective December 31, 2008, for bargaining unit employees who, as of December 31, 2007, had less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any bargaining unit employees hired on or after March 1, 2008 for the first group and April 1, 2008 for the second group, receive a defined contribution benefit. The agreements provided for a one-time retirement incentive program offered to eligible employees during 2008. The agreements also provided for certain modifications to the retiree medical benefits for bargaining unit retirees and eliminated retiree medical coverage for any bargaining unit employees hired on or after January 1, 2008.

•	Also, during 2008, we announced amendments to medical plans for two groups of non-represented retirees. Effective January 1, 2008, medical coverage for participants in those two groups was eliminated at age 65 and replaced with a fixed monthly stipend.

•	The aforementioned 2008 changes led to remeasurement of affected plans’ assets and obligations as of March 31, 2008, which resulted in a $14.9 million increase in unfunded liability for pension plans and a $44.1 million decrease in liability for the OPEB plans remeasured.

•	In late 2008, we announced amendments to the medical plans for certain non-represented retirees at our Nashville facility, effective January 1, 2009, which made changes to the plan design and the contribution methodology that resulted in a reduction to our accumulated post-retirement benefit obligation of $1.2 million.

•	During January of 2009, the IAM-represented employees at our Nashville facility ratified a new collective bargaining agreement. That agreement provides for certain benefit changes, including a freeze in pension benefit accruals, effective June 30, 2009, for bargaining unit employees who, as of that date, had less than 16 years of bargaining unit seniority. Employees subject to the pension freeze, and any bargaining unit employees hired on or after September 29, 2008, receive a defined contribution benefit. The agreement provides for a one-time company paid retirement incentive program offered to eligible employees during 2009 and certain modifications to retiree medical benefits for bargaining unit retirees. These changes led to a remeasurement of the affected plans’ assets and obligations as of January 31, 2009, which increased our unfunded liability for the pension plan by $1.5 million, decreased our liability for the OPEB plan by $32.7 million and led to the immediate recognition of $9.6 million of net non-recurring charges due to a curtailment.

•	In September 2009, we announced amendments to medical plans for groups of non-represented, current retirees. Effective January 1, 2010, medical coverage for participants in two groups is eliminated at age 65 and replaced with a fixed monthly stipend. Those changes resulted in a reduction to our accumulated post-retirement benefit obligation for the OPEB plan of $8.9 million.

•	In December 2009, we announced the termination of our excess pension plan and a one time lump sum payment of accrued benefits to plan participants in December 2010. This change led to the immediate recognition of $0.7 million of non-recurring charges due to a curtailment.

Estimated Future Benefit Payments
     The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The other post-retirement plan benefit payments reflect our portion of the funding. Estimated future benefit payments from plan assets and company funds for the next ten years are as follows:

		Other Post-
	Pension	retirement
	Benefits	Benefits *
	($ in millions)
2010	$128.3	$38.4
2011	129.3	38.9
2012	131.2	38.5
2013	132.9	37.9
2014	134.3	37.5
2015-2019	698.2	173.6

*	Net of expected Medicare Part D subsidies of $2.4 — $2.5 million per year. $3.1 million was received in 2009.
Pension Plan Assets
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
     The actual allocations for the pension assets as of December 31, 2009 and 2008, and target allocations by asset category, are as follows:

	Percentage of Plan
	Assets at
	December 31,		Target
Pension Assets	2009	2008	Allocation
Public equity	56.6%	54.2%	53% - 61%
Alternate investment funds	6.8%	7.4%	2% - 12%
Fixed income	33.1%	32.2%	28% - 34%
Real estate funds	3.5%	6.2%	3% - 7%

Total	100.0%	100.0%

     The pension assets are measured at fair value as of December 31, 2009. Fair value is typically determined using quoted market prices or other relevant information from observable market transactions involving comparable assets. When market prices are not readily available, the fair value is estimated based on an evaluation of data provided by fund managers related to the underlying value of fund assets along with a review of other market based comparable data.

     The following table presents our categories of pension plan assets as of December 31, 2009 and the related levels of inputs in the fair value hierarchy, as defined in Note 13 — Fair Value Measurements, used to determine the fair value:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents	$0.3	$49.9	$—	$50.2
Equity securities
International	53.3	222.4	—	275.7
US large cap	3.9	156.5	—	160.4
US small cap	—	88.4	—	88.4
Mutual fund	—	167.1	—	167.1
Fixed income
Corporate bonds	—	9.2	—	9.2
Corporate bonds (S&P rating of A or higher)	—	82.6	—	82.6
Corporate bonds (S&P rating of lower than A)	—	195.9	—	195.9
Government securities	—	161.5	—	161.5
Mortgage backed securities	—	2.2	—	2.2
Other fixed income	—	7.9	—	7.9
Other investments
Futures	—	5.2	—	5.2
Private equity and infrastructure	—	—	94.1	94.1
Real estate	—	—	49.1	49.1
Swaps	—	97.1	—	97.1

Total investments in securities — assets	$57.5	$1,245.9	$143.2	$1,446.6

Liabilities
Cash and cash equivalents	(1.6)	(1.5)	—	(3.1)
Other investments
Swaps	—	(56.8)	—	(56.8)

Total investments in securities — liabilities	$(1.6)	$(58.3)	$—	$(59.9)

Net investments in securities	$55.9	$1,187.6	$143.2	$1,386.7

Receivables				21.2
Payables				(65.3)

Total plan assets				$1,342.6

     Cash equivalents and other short-term investments, which are used to pay benefits, are primarily held in registered money market funds which are valued using a market approach based on the quoted market prices of identical instruments. Other cash equivalent and short-term investments are valued daily by the fund using a market approach with inputs that include quoted market prices for similar instruments.
     Equity securities are primarily valued using a market approach based on the quoted market prices of identical or comparable instruments.
     Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
     Other investments include the net unrealized gain/loss for our futures, the fair value of the swaps as well as private equity and real estate. Futures are financial contracts obligating us to purchase assets at a predetermined date and time. Swaps are an exchange of one security for another to change the maturity or the quality of the investments. Private equity and real estate values are estimated based on an evaluation of data provided by fund managers including valuations of the underlying investments derived using inputs such as cost, operating results, discounted future cash flows and market based comparable data.

     The following table represents a rollforward of the December 31, 2008 balances and December 31, 2009 balances of our pension plan assets that are valued using Level 3 inputs:

			Net Realized	Net Unrealized
	12/31/08	Net Purchases	Appreciation	Appreciation	12/31/09
	Balance	(Sales)	(Depreciation)	(Depreciation)	Balance
	($ in millions)
Private equity funds	$82.3	$8.0	$—	$3.8	$94.1
Real estate	69.8	(0.7)	0.3	(20.3)	49.1

Total	$152.1	$7.3	$0.3	$(16.5)	$143.2

Assumptions and Sensitivities
     The discount rate is determined annually as of each measurement date, based on a review of yield rates associated with long-term, high quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high quality corporate bond yield curve. In 2007, 2008 and 2009, there were interim remeasurements for certain plans. The full year weighted average discount rates for pension and post retirement benefit plans in 2009 are 6.34% and 6.49%, respectively.
     The effect of a 25 basis point change in discount rates as of December 31, 2009 is shown below:

		Other
		Post-retirement
	Pension Benefit	Benefits
	($ in millions)
Increase of 25 basis points
Obligation — December 31, 2009	$(52.2)	$(7.4)
Net periodic expense – 2010	$(4.6)	$(0.1)

Decrease of 25 basis points
Obligation — December 31, 2009	$53.7	$7.6
Net periodic expense – 2010	$4.4	$0.1
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
     A significant factor used in estimating future per capita cost of covered healthcare benefits for our retirees and us is the healthcare cost trend rate assumption. The rate used at December 31, 2009 was 8.0% and is assumed to decrease gradually to 4.5% by 2015 and remain at that level thereafter. The effect of a one-percentage point change in the healthcare cost trend rate in each year is shown below:

	Other Post-retirement Benefits
	One Percentage	One Percentage
	Point Increase	Point Decrease
	($ in millions)
Net periodic expense (service and interest cost)	$0.8	$(0.7)
Obligation	$11.6	$(10.5)

Pension Plan Funding
     We estimate that our total pension plan contributions in 2010 will be approximately $102.7 million. This amount reflects the effects of relevant pension legislation. No plan assets are expected to be returned to us in 2010.
15. INCOME TAXES
     In accordance with industry practice, we classified state and local income and franchise tax provisions as general and administrative expenses in 2008 and 2007. The total amount of taxes included in general and administrative expense was approximately $(196,000) and $947,000 for the years ended December 31, 2008 and 2007, respectively. State and local income tax included in these totals was approximately $(310,000) and $350,000, respectively. Beginning in 2009, state income taxes are being provided as part of our tax provision. Non-income taxes of $331,000 were included in general and administrative expense for 2009.
     During the fourth quarter, the President signed into law the Workers, Homeownership and Business Assistance Act of 2009. The Law provides for a suspension of certain limitations on Alternative Minimum Tax net operating losses. Prior to the Law being enacted, we had estimated a $9.1 million federal AMT liability incurred in connection with the sale of 787, and had allocated that expense to discontinued operations. The Law has enabled the Company to fully utilize net operating losses and therefore we will not owe AMT for the year. The Income Taxes topic of the ASC requires that tax law changes be allocated to continuing operations, therefore we recorded a $9.1 million benefit to offset the related expense in discontinued operations. State income tax of $8.0 million is also being allocated to discontinued operations as part of the tax provision for 2009. State income tax expense of $0.2 million is reflected in the 2009 tax provision for continuing operations.
     We were also able to carryback our 2008 AMT net operating loss to recover $0.4 million of previously paid AMT taxes. We have recorded this as a tax benefit in the tax provision.
     The provisions for federal and state income taxes beginning in 2009 differs from the U.S. statutory rate as follows:

		Years Ended
	December 31,
	2009	2008	2007
Tax at statutory rate	35.0%	35.0%	35.0%
Medicare Part D Subsidy	(0.4%)	(1.0%)	(3.5%)
Amount of Refund and Other	0.0%	0.6%	1.0%
State taxes	0.2%	0.0%	0.0%
Tax effect of law change	(8.6%)	0.0%	0.0%
Change in valuation allowance	(35.0%)	(34.6%)	(32.5%)

Total	(8.8%)	0.0%	0.0%

The deferred income taxes consisted of the following at December 31:

	2009	2008
	($ in millions)
ASSETS:
Accrued contract liabilities	$5.5	$5.7
Accrued vacation	5.4	5.0
Pension liability	263.3	287.1
Other post retirement benefits	155.2	162.6
Federal and State net operating loss carryforwards and credits	65.5	205.0
Other non-deductible expenses	24.6	24.1
Goodwill and intangibles	20.1	9.0
Other	0.9	—
Deferred tax assets	$540.5	$698.5

LIABILITIES:
Inventory	(47.8)	(37.2)
Property, plant and equipment	(36.1)	(43.8)
Other	—	(2.2)
Deferred tax liabilities	$(83.9)	$(83.2)

Net deferred tax assets	456.6	615.3
Valuation allowance	(456.6)	(615.3)
Net deferred tax asset (liability)	$—	$—

     At December 31, 2009, we had the following net operating loss carryforwards for federal income tax purposes:

Balance at
December 31,
Year of Expiration	2009
(in millions)
2025	$11.2
2026	33.3
2028	125.9

Total	$170.4

     We have a tax credit carryforward related to alternative minimum taxes of $0.1 million. This credit is available to offset future regular taxable income and carries forward indefinitely.
     Due to the uncertain nature of the ultimate realization of the deferred tax assets, we have established a valuation allowance against these future benefits and will recognize benefits only as reassessment demonstrates they are more likely than not to be realized. The valuation allowance has been recorded in income and equity (for items of comprehensive loss) as appropriate.

Tax Positions
     In accordance with the Income Taxes topic of the ASC we recorded an unrecognized tax benefit of $3.6 million which caused a reduction of the net operating losses deferred tax asset and a corresponding reduction in the valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008
	($ in millions)
Beginning balance	$8.2	$5.5
Additions based on tax positions related to the current year	0.1	3.4
Additions for tax positions of prior years	0.1	0.2
Reductions for tax positions of prior years	(6.6)	(0.9)

Ending balance	$1.8	$8.2

     Included in the balance at December 31, 2009 are $1.8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The resolution of the unrecognized tax position would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in indirect expenses. We have no material amounts of interest and penalties related to unrecognized tax benefits accrued.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of December 31, 2009, we were subject to examination by the Internal Revenue Service in the U.S. federal tax jurisdiction for the 2000-2009 tax years. We are also subject to examination in various state jurisdictions for the 2000-2009 tax years, none of which were individually material. State tax liabilities will be adjusted to account for changes in federal taxable income, as well as any adjustments in subsequent years, as those years are ultimately resolved with the IRS.
16. STOCKHOLDERS’ EQUITY
     As of December 31, 2009, we maintained a stock option plan and an incentive award plan under which we have issued equity-based awards to our employees and our directors.
2001 Stock Option Plans
     During 2001, we adopted the Amended and Restated 2001 Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years, but were subject to accelerated vesting based on the ability to meet company performance targets. The incentive options granted to our employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At December 31, 2009, options granted and outstanding from the 2001 Stock Option Plan to employees and directors amounted to 520,200 shares of which 456,360 are vested and exercisable.

     A summary of stock option activity from the 2001 and 2003 Stock Option Plans for the years ended December 31, 2009, 2008 and 2007 follows:

			Year Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise Price		Exercise Price		Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	547,100	$15.35	661,479	$14.57	850,587	$13.59
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited	(26,900)	$11.16	(114,379)	$10.92	(189,108)	$10.14

Outstanding at end of year	520,200	$15.56	547,100	$15.35	661,479	$14.57

Vested or expected to vest (1)	520,200

Exercisable at end of year	456,360	$14.91	479,410	$14.72	589,729	$13.98

Fair value of options granted		$—		$—		$—

Weighted average remaining contractual life		2.7

     No stock options were exercised during 2007, 2008 or 2009.
Shares Held in Rabbi Trust
     A rabbi trust was established in 2000 for key executives. Our stock held in the trust is recorded at historical cost, and the corresponding deferred compensation liability is recorded at the current fair value of our common stock. Common stock held in the rabbi trust is classified in equity as “shares held in rabbi trust.” There were no changes to the share amounts in 2009, 2008 or 2007.
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

SARs
     A summary of SARs activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

			Year Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise Price		Exercise Price		Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	908,450	$10.00	972,750	$10.00	797,270	$10.00
Granted	125,000	$10.00	—	$—	259,380	$10.00
Exercised	(15,563)	$10.00	(21,775)	$10.00	—	$—
Forfeited	(41,047)	$10.00	(42,525)	$10.00	(83,900)	$10.00

Outstanding at end of year	976,840	$10.00	908,450	$10.00	972,750	$10.00

Vested or expected to vest (1)	863,685

Exercisable at end of year	801,479	$10.00	630,395	$10.00	435,461	$10.00

Fair value of SARs granted		$721,250		$—		$1,227,599

Weighted average remaining contractual life		7.3

(1)	Represents SARs reduced by expected forfeitures
     During the year ended December 31, 2009, the exercise of SARs resulted in the issuance of 1,614 shares of common stock. The total intrinsic value of the SARs exercised was less than $0.1 million.
RSUs
     RSUs are awards of stock units that can be converted into common stock. In general, the awards are eligible to vest over a four-year period if certain performance goals are met. No RSUs will vest if the performance goals are not met. Certain awards, granted to the CEO and CFO, vest on the first occurrence of a change in control or a date specified by the agreement.

     A summary of the total RSU activity for years ended December 31, 2009, 2008 and 2007 are as follows:

			Year Ended December 31,
	2009		2008		2007
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of year	622,925	$10.65	574,421	$9.12	395,140	$8.79
Granted	11,000	$9.41	81,340	$23.12	210,306	$9.68
Converted	—	$—	—	$—	—	$—
Forfeited	(16,820)	$15.35	(32,836)	$14.68	(31,025)	$8.79

Outstanding at end of year	617,105	$10.50	622,925	$10.65	574,421	$9.12

Vested or expected to vest (1)	555,870

Convertible at end of year	260,976	$11.73	180,758	$10.61	109,727	$8.96

Weighted average remaining contractual life		7.2

(1)	Represents RSUs reduced by expected forfeitures
Restricted Shares
     During 2009, 2008 and 2007, we granted 18,810, 9,432 and 21,854 restricted shares, respectively, to outside directors as compensation for their services. These restricted shares vested during the applicable grant year. The restricted shares were valued at the most recently obtained fair value of our common stock prior to the date of issuance.
Employee Stock Purchase Plan
     We adopted an Employee Stock Purchase Plan in 2000, which provides certain employees and independent directors the opportunity to purchase shares of our stock at its estimated fair value. Certain employee stock purchases were eligible for financing by the Company through stockholder notes. Those notes provided for loan amounts, including interest at 6.09%, to become due after 7 years, or upon specified events occurring. All stockholder notes issued under the plan were extinguished prior to December 31, 2007. No shares were issued under the employee stock purchase plan during 2007 and 2009. However, during 2008, 4,190 shares were sold pursuant to the plan to two outside directors for cash at a price of $23.85 per share.

17. STOCK COMPENSATION EXPENSE
     As described in Note 16 – Stockholders’ Equity, we maintain a stock option plan and an incentive award plan under which we have issued equity-based awards to our employees and our directors. In accordance with the Compensation-Stock Compensation topic of the ASC, we recognized total compensation expense for all awards as follows for the years ended December 31:

	Year Ended December 31,
	2009	2008	2007
		($ in millions)
Stock Options	$0.0	$0.0	$0.0
Rabbi Trust	0.2	(1.9)	2.5
Stock Appreciation Rights (SARs)	0.4	0.7	1.5
Restricted Stock Units (RSUs)	1.2	2.1	1.6
Restricted Shares	0.2	0.2	0.2

Stock Compensation Expense, gross	$2.0	$1.1	$5.8

Change in Forfeiture Estimate	0.3	—	(0.6)
Adjustment to Actual Forfeiture Rate (a)	0.2	—	—

Stock Compensation Expense, net	$2.5	$1.1	$5.2

(a)	In accordance with the Compensation-Stock Compensation topic of the ASC, we changed the estimated forfeiture rate for the grants that became fully vested during 2009 to the actual forfeiture rate. This resulted in $0.2 million of additional stock compensation expense.
     The terms and assumptions used in calculating stock compensation expense for each category of equity-based award are included below.
Stock Options
     Stock options have been granted for a fixed number of shares to employees and directors with an exercise price equal to no less than the fair value of the shares at the date of grant. No stock options have been granted since 2005. Under the “modified prospective” method of the Compensation – Stock Compensation topic of the ASC, we were required to value our stock options under the fair value method and expense these amounts over the stock options’ remaining vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. No additional stock options have been granted since our application of the modified prospective method.
Shares Held in Rabbi Trust
     During the 2009, 2008 and 2007, we recorded stock compensation expense, included in general and administrative expense, to reflect the impact of a change in the fair value of our common stock. This change is also reflected in our accrued payroll and employee benefits line item on our balance sheet.
Stock Appreciation Rights (SARs)
     SARs have been granted to employees and directors with an exercise price equal to no less than the fair value of the shares at the date of grant. The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model and based on a number of assumptions including expected term, volatility and interest rates. Because we do not have publicly traded equity or reliable historical data to estimate the expected term of the SARs, we used a temporary “simplified method” to estimate our expected term. Based on the guidance of the Compensation – Stock Compensation topic of the ASC, expected volatility was derived from an index of historical volatilities from several companies that conduct business in the aerospace industry. The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option.

     The ranges of assumptions used in our calculations of fair value during 2009 and 2007 were as follows:

	2009	2007
Expected dividend yield	0%	0%
Risk free interest rate	2.6%	4.7% - 5.0%
Expected life of options	5.63 years	6.12 years
Expected volatility	81.4%	53.5%
     No SARs were granted during 2008.
     The fair value of the SARs granted is amortized to expense using a graded method over the vesting period. Our estimated forfeiture rate was 11% as of January 1, 2007 but was adjusted to 26% during the third quarter of 2007. This rate was adjusted to 22% in the second quarter of 2009 and has remained unchanged since then. These changes in the estimated forfeiture rate resulted in a $0.6 million reduction of stock compensation expense in 2007 and a $0.3 million increase to stock compensation expense in 2009. As some grants became fully vested in 2009, we changed the estimated forfeiture rate to the actual forfeiture rates and recorded $0.1 million additional stock compensation expense. As of December 31, 2009, we have $0.6 million of unrecognized compensation cost related to the nonvested SARs to be amortized over the remaining vesting period.
Restricted Stock Units (“RSUs”)
     The value of each RSU awarded is based on the estimated fair value of our common stock on the date of issuance in accordance with the Compensation — Stock Compensation topic of the ASC. Because we do not have publicly traded equity, we use an independent third party valuation firm to compute the fair market value of our common stock. Our estimated forfeiture rate was 11% as of January 1, 2007 but was adjusted to 26% during the third quarter of 2007. This rate was adjusted to 22% in the second quarter of 2009 and has remained unchanged since then. These changes in the estimated forfeiture rate resulted in a $0.6 million reduction of stock compensation expense in 2007 and a $0.3 million increase to stock compensation expense in 2009. As some grants became fully vested in 2009, we changed the estimated forfeiture rate to the actual forfeiture rates and recorded $0.1 million additional stock compensation expense. No forfeiture rate was used in our calculation of the grants to the CEO and CFO that vest upon the first occurrence of a change in control or a date specified in the agreement, due to our assumption that they will remain employed until the vesting of these awards. As of December 31, 2009, we had $0.8 million of unrecognized compensation cost related to all nonvested RSUs to be amortized over the remaining vesting period.
Restricted Shares
     The restricted shares granted during 2009, 2008 and 2007 completely vested during the year. Those shares were valued at the fair value of our common stock at the date of issuance.
18. ENVIRONMENTAL CONTINGENCIES
     We accrue environmental liabilities when we determine we are responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded in other current and non-current liabilities.
     The acquisition agreement between Northrop Grumman Corporation and Vought transferred certain pre-existing (as of July 24, 2000) environmental liabilities to us. We are liable for the first $7.5 million and 20% of the amount between $7.5 million and $30 million for environmental costs incurred relating to pre-existing matters as of July 24, 2000. Pre-existing environmental liabilities at the formerly Northrop Grumman Corporation sites exceeding our $12 million liability limit remain the responsibility of Northrop Grumman Corporation under the terms of the acquisition agreement, to the extent they are identified within 10 years from the acquisition date. Thereafter, to the extent environmental remediation is required for hazardous materials including asbestos, urea formaldehyde foam insulation or lead-based paints, used as construction materials in, on, or otherwise affixed to structures or improvements on property acquired from Northrop Grumman Corporation, we would be responsible. We have no material outstanding or unasserted asbestos, urea formaldehyde foam insulation or lead-based paints liabilities including on property acquired from Northrop Grumman Corporation.
     We have an accrual of $2.4 million and $3.2 million for environmental costs at December 31, 2009 and 2008, respectively.

     The following is a roll-forward of amounts accrued for environmental liabilities:

Environmental
Liability
(in millions)
Balance at January 1, 2008	$3.8
Environmental costs incurred	(0.6)

Balance at December 31, 2008	3.2
Environmental costs incurred	(0.8)

Balance at December 31, 2009	$2.4

Consolidated Balance Sheet classification
Accrued and other liabilities	0.7
Other non-current liabilities	1.7
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
     The following table lists the revenue and trade and other receivables balances at the year end December 31, from our three largest customers:

	Revenue
	2009	2008	2007
	($ in millions)
Airbus	$163.4	$222.3	$206.2
Boeing	1,188.8	976.4	919.0
Gulfstream	244.0	275.7	259.1

	Trade and Other Receivables
	2009	2008	2007
	($ in millions)
Airbus	$3.0	$5.6	$5.3
Boeing	83.5	86.2	36.5
Gulfstream	15.2	22.8	18.3
     Our risk related to pension and OPEB projected obligations, $2,360.6 million as of December 31, 2009, is also significant. This amount is currently in excess of our plan assets of $1,342.6 million and our total assets of $1,510.9 million. Our benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The current market value of all of these investment categories may be adversely affected by external events and the movements and volatility in the financial markets including such events as the current credit and real estate market conditions. Declines in the market values of our plan assets could expose our total asset balance to significant risk which may cause an increase to future funding requirements.
     Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, we believe that raw material prices will remain stable through the remainder of 2010 and after that, experience increases that are in line with inflation. Additionally, we generally do not employ forward contracts or other financial instruments to hedge commodity price risk.

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
     As of December 31, 2009, approximately 47% of our employees are represented by various labor unions. The collective bargaining agreements for the following groups of represented employees expire during the fiscal year ending December 31, 2010:
•	Local 848 of the United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 2,100 of the employees located in Dallas and Grand Prairie, Texas. This union contract, which covers the majority of our production and maintenance employees at our Dallas and Grand Prairie, Texas facilities, is in effect through October 3, 2010.

•	Local 220 of the International Brotherhood of Electrical Workers represents 40 employees located in Dallas, Texas. This union contract is in effect through May 3, 2010.
20. RELATED PARTY TRANSACTIONS
     A management agreement between Vought and its principal stockholder, The Carlyle Group, requires us to pay an annual fee of $2.0 million for various management services. We incurred fees and reimbursable expenses of $2.0 million in 2009 and 2008 and $2.1 million in 2007. The Carlyle Group also serves, in return for additional fees, as our financial advisor for mergers, acquisitions, dispositions and other strategic and financial activities. In connection with the sale of the Charleston 787 business (discussed in Note 3 — Discontinued Operations), we have paid approximately $3.0 million to The Carlyle Group during the year ended December 31, 2009.
     Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to long-term contracts. On September 29, 2006, The Carlyle Group acquired a majority stake in Wesco, and as a result, we are both now under common control of The Carlyle Group through its affiliated funds. In addition, four of our directors, Messrs. Squier, Clare, Palmer and Jumper, also serve on the board of directors of Wesco. The Carlyle Group may indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the years ended December 31, 2009, 2008 and 2007 was approximately $24.3 million, $26.8 million and $16.9 million, respectively. Our accounts payable balance due to Wesco as of December 31, 2009 and 2008 was $2.3 million and $0.1 million, respectively.
     In connection with the sale of the Charleston 787 business (discussed in Note 3 — Discontinued Operations), two of our agreements with Wesco were assigned to a subsidiary of Boeing. Approximately $3.2 million and $4.3 million was paid by us to Wesco under those agreements for the years ended December 31, 2009 and 2008, respectively.
     We also have an ongoing commercial relationship with Gardner Group Ltd (“Gardner Group”), a supplier of metallic aerostructure details, equipment and engine components to the global aviation industry. Gardner Group currently provides aerospace parts to us. The most recent agreement with the Gardner Group was entered into on November 5, 2007. On November 3, 2008, The Carlyle Group acquired a majority equity interest in the Gardner Group, and as a result, the Gardner Group and our company were both under common control of The Carlyle Group through its affiliated funds during 2008 and 2009. The Carlyle Group may indirectly benefit from their economic interest in Gardner Group from its contractual relationships with us. The total amount paid to Gardner Group pursuant to our contracts with Gardner Group for the years ended December 31, 2009 and 2008 was $1.4 million and $1.9 million, respectively. Our accounts payable balance due to Gardner Group as of December 31, 2009 and 2008 was $0.1 million.

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

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
December 31, 2009
(dollars in millions, except par value per share)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$115.2	$0.8	$—	$116.0
Restricted cash	43.8	—	—	43.8
Trade and other receivables	120.9	7.0	—	127.9
Intercompany receivable	15.7	8.2	(23.9)	—
Inventories	497.9	13.4	—	511.3
Other current assets	7.9	0.6	—	8.5

Total current assets	801.4	30.0	(23.9)	807.5
Property, plant and equipment, net	267.5	8.4	—	275.9
Goodwill	341.1	63.7	—	404.8
Identifiable intangible assets, net	20.4	—	—	20.4
Other non-current assets	1.3	—	—	1.3
Investment in affiliated company	79.9	—	(79.9)	—

Total assets	$1,511.6	$102.1	$(103.8)	$1,509.9

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$137.3	$3.6	$—	$140.9
Intercompany payable	8.2	15.7	(23.9)	—
Accrued and other liabilities	66.8	1.5	—	68.3
Accrued payroll and employee benefits	45.5	1.4	—	46.9
Accrued post-retirement benefits-current	37.4	—	—	37.4
Accrued pension-current	3.5	—	—	3.5
Current portion of long-term bank debt	319.8	—	—	319.8
Accrued contract liabilities	74.2	—	—	74.2

Total current liabilities	692.7	22.2	(23.9)	691.0
Long-term liabilities:
Accrued post-retirement benefits	364.9	—	—	364.9
Accrued pension	612.2	—	—	612.2
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	75.3	—	—	75.3

Total liabilities	2,015.1	22.2	(23.9)	2,013.4

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,818,806 issued and outstanding at December 31, 2009	0.3	—	—	0.3
Additional paid-in capital	422.8	80.3	(80.3)	422.8
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Accumulated deficit	(173.0)	(0.4)	0.4	(173.0)
Accumulated other comprehensive loss	(752.0)	—	—	(752.0)

Total stockholders’ equity (deficit)	$(503.5)	$79.9	$(79.9)	$(503.5)

Total liabilities and stockholders’ equity (deficit)	$1,511.6	$102.1	$(103.8)	$1,509.9

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
December 31, 2008
($ in millions, except share amounts) (unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$86.6	$0.1	$—	$86.7
Trade and other receivables	131.1	7.4	—	138.5
Intercompany receivable	21.1	8.3	(29.4)	—
Inventories	297.7	14.1	—	311.8
Assets related to discontinued operations	460.7			460.7
Other current assets	8.7	0.5	—	9.2

Total current assets	1,005.9	30.4	(29.4)	1,006.9

Property, plant and equipment, net	271.2	8.0	—	279.2
Goodwill	341.1	63.7	—	404.8
Identifiable intangible assets, net	27.2	—	—	27.2
Other non-current assets	8.4	1.1	—	9.5
Investment in affiliated company	76.4	—	(76.4)	—

Total assets	$1,730.2	$103.2	$(105.8)	$1,727.6

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$144.5	$4.0	$—	$148.5
Intercompany payable	8.3	21.1	(29.4)	—
Accrued and other liabilities	57.4	0.1	—	57.5
Accrued payroll and employee benefits	46.5	1.6	—	48.1
Accrued post-retirement benefits-current	42.0	—	—	42.0
Accrued pension-current	0.3	—	—	0.3
Current portion of long-term bank debt	5.9	—	—	5.9
Liabilities related to discontinued operations	156.7			156.7
Accrued contract liabilities	141.1	—	—	141.1

Total current liabilities	602.7	26.8	(29.4)	600.1

Long-term liabilities:
Accrued post-retirement benefits	405.3	—	—	405.3
Accrued pension	710.7	—	—	710.7
Long-term bank debt, net of current portion	594.0	—	—	594.0
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	81.6	—	—	81.6

Total liabilities	2,664.3	26.8	(29.4)	2,661.7

Stockholders’ equity (deficit):

Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,798,382 issued and outstanding at December 31, 2008	0.3	—	—	0.3
Additional paid-in capital	420.5	80.3	(80.3)	420.5
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Accumulated deficit	(501.3)	(3.9)	3.9	(501.3)
Accumulated other comprehensive loss	(852.0)	—	—	(852.0)

Total stockholders’ equity (deficit)	$(934.1)	$76.4	$(76.4)	$(934.1)

Total liabilities and stockholders’ equity (deficit)	$1,730.2	$103.2	$(105.8)	$1,727.6

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Year Ended December 31, 2009
(in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$1,816.6	$74.7	$(13.5)	$1,877.8

Costs and expenses
Cost of sales	1,542.5	65.8	(13.5)	1,594.8

Selling, general and administrative expenses	117.2	5.4	—	122.6

Total costs and expenses	1,659.7	71.2	(13.5)	1,717.4

Operating income	156.9	3.5	—	160.4

Other income (expense)
Interest income	0.7	—	—	0.7
Other income	1.3	—	—	1.3
Equity in loss of joint venture	—	—	—	—
Interest expense	(57.0)	—	—	(57.0)

Equity in income (loss) of consolidated subsidiaries	3.5	—	(3.5)	—

Income (loss) before income taxes	105.4	3.5	(3.5)	105.4
Income tax expense	(9.3)	—	—	(9.3)

Income from continuing operations	114.7	3.5	(3.5)	114.7
Income (loss) from discontinued operations, net of tax	213.6	—	—	213.6

Net income (loss)	$328.3	$3.5	$(3.5)	$328.3

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Year Ended December 31, 2008
(in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$1,724.2	$72.0	$(21.2)	$1,775.0

Costs and expenses
Cost of sales	1,451.7	62.4	(21.2)	1,492.9

Selling, general and administrative expenses	129.6	5.7	—	135.3

Total costs and expenses	1,581.3	68.1	(21.2)	1,628.2

Operating income	142.9	3.9	—	146.8

Other income (expense)
Interest income	4.4	—	—	4.4
Other income	48.7	—	—	48.7
Equity in loss of joint venture	(0.6)	—	—	(0.6)
Interest expense	(67.2)	—	—	(67.2)

Equity in income (loss) of consolidated subsidiaries	3.9	—	(3.9)	—

Income (loss) before income taxes	132.1	3.9	(3.9)	132.1
Income tax expense	0.2	—	—	0.2

Income from continuing operations	$131.9	$3.9	$(3.9)	$131.9
Income (loss) from discontinued operations, net of tax	(38.2)	—	—	(38.2)

Net income (loss)	$93.7	$3.9	$(3.9)	$93.7

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Year Ended December 31, 2007
(in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$1,564.7	$61.6	$(13.2)	$1,613.1

Costs and expenses

Cost of sales	1,239.9	58.1	(13.2)	1,284.8

Selling, general and administrative expenses	128.3	5.0	—	133.3

Total costs and expenses	1,368.2	63.1	(13.2)	1,418.1

Operating income (loss)	196.5	(1.5)	—	195.0

Other income (expense)
Interest income	3.6	—	—	3.6
Other loss	—	(0.1)	—	(0.1)
Equity in loss of joint venture	(4.0)	—		(4.0)
Interest expense	(62.6)	—	—	(62.6)

Equity in income (loss) of consolidated subsidiaries	(1.6)	—	1.6	—

Income (loss) before income taxes	131.9	(1.6)	1.6	131.9
Income tax expense	0.1	—	—	0.1

Net income (loss)	$131.8	$(1.6)	$1.6	$131.8
Income (loss) from discontinued operations, net of tax	(85.5)	—	—	(85.5)

Net income (loss)	$46.3	$(1.6)	$1.6	$46.3

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Year Ended December 31, 2009
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$328.3	$3.5	$(3.5)	$328.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	66.4	1.7	—	68.1
Stock compensation expense	2.5	—	—	2.5
(Gain) loss from asset disposals	41.2	—	—	41.2
Income from investments in consolidated subsidiaries	(3.5)	—	3.5	—
Changes in current assets and liabilities:
Trade and other receivables	0.6	0.4	—	1.0
Intercompany accounts receivable	5.4	0.1	(5.5)	—
Inventories	(201.1)	0.7	—	(200.4)
Other current assets	(3.1)	(0.1)	—	(3.2)
Accounts payable, trade	(13.5)	(0.4)	—	(13.9)
Intercompany accounts payable	(0.1)	(5.4)	5.5	—
Accrued payroll and employee benefits	(0.4)	(0.2)	—	(0.6)
Accrued and other liabilities	7.4	1.4	—	8.8
Accrued contract liabilities	(79.5)	—	—	(79.5)
Other assets and liabilities—long-term	(41.6)	1.1	—	(40.5)

Net cash provided by (used in) operating activities	109.0	2.8	—	111.8
Investing activities
Capital expenditures	(39.9)	(2.1)	—	(42.0)
Proceeds from sale of business	289.2	—	—	289.2

Net cash provided by (used in) investing activities	249.3	(2.1)	—	247.2
Financing activities
Proceeds from short-term bank debt	135.0	—	—	135.0
Payments on short-term bank debt	(135.0)	—	—	(135.0)
Proceeds from Incremental Facility	75.0	—	—	75.0
Payments on long-term bank debt	(360.9)	—	—	(360.9)
Changes in restricted cash	(43.8)	—	—	(43.8)

Net cash provided by (used in) financing activities	(329.7)	—	—	(329.7)

Net increase (decrease) in cash and cash equivalents	28.6	0.7	—	29.3
Cash and cash equivalents at beginning of period	86.6	0.1	—	86.7

Cash and cash equivalents at end of period	$115.2	$0.8	$—	$116.0

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Year Ended December 31, 2008
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$93.7	$3.9	$(3.9)	$93.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	64.5	1.5	—	66.0
Stock compensation expense	1.1	—	—	1.1
Equity in losses of joint venture	0.6	—	—	0.6
Gain from asset disposals	(49.8)	—	—	(49.8)
Income from investments in consolidated subsidiaries	(3.9)	—	3.9	—
Changes in current assets and liabilities:
Trade and other receivables	(55.9)	(1.3)	—	(57.2)
Intercompany accounts receivable	3.0	(1.0)	(2.0)	—
Inventories	(83.3)	1.7	—	(81.6)
Other current assets	(2.8)	—	—	(2.8)
Accounts payable, trade	(1.3)	(0.4)	—	(1.7)
Intercompany accounts payable	1.0	(3.0)	2.0	—
Accrued payroll and employee benefits	(0.1)	0.6	—	0.5
Accrued and other liabilities	(14.0)	(0.1)	—	(14.1)
Accrued contract liabilities	(29.0)	—	—	(29.0)
Other assets and liabilities—long-term	(79.1)	(1.1)	—	(80.2)

Net cash provided by (used in) operating activities	(155.3)	0.8	—	(154.5)
Investing activities
Capital expenditures	(68.1)	(1.2)	—	(69.3)
Proceeds from sale of joint venture	55.1	—	—	55.1

Net cash provided by (used in) investing activities	(13.0)	(1.2)	—	(14.2)
Financing activities
Proceeds from short-term bank debt	153.0	—	—	153.0
Payments on short-term bank debt	(153.0)	—	—	(153.0)
Proceeds from Incremental Facility	184.6	—	—	184.6
Payments on long-term bank debt	(4.9)	—	—	(4.9)
Proceeds from sale of common stock	0.1	—	—	0.1

Net cash provided by (used in) financing activities	179.8	—	—	179.8
Net increase (decrease) in cash and cash equivalents	11.5	(0.4)	—	11.1
Cash and cash equivalents at beginning of period	75.1	0.5	—	75.6

Cash and cash equivalents at end of period	$86.6	$0.1	$—	$86.7

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Year Ended December 31, 2007
($ in millions)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$46.3	$(1.6)	$1.6	$46.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62.0	1.7	—	63.7
Stock compensation expense	5.2	—	—	5.2
Equity in losses of joint venture	4.0	—	—	4.0
Loss from asset sales	1.8	0.1	—	1.9
Income from investments in consolidated subsidiaries	1.6	—	(1.6)	—
Changes in current assets and liabilities:
Trade and other receivables	2.8	(2.1)	—	0.7
Intercompany accounts receivable	(6.0)	(1.1)	7.1	—
Inventories	(22.5)	(2.5)	—	(25.0)
Other current assets	(2.1)	(0.1)	—	(2.2)
Accounts payable, trade	59.6	0.7	—	60.3
Intercompany accounts payable	1.1	6.0	(7.1)	—
Accrued payroll and employee benefits	0.7	0.1	—	0.8
Accrued and other liabilities	(26.5)	(0.4)	—	(26.9)
Intercompany transactions	(1.0)	1.0	—	—
Accrued contract liabilities	(103.3)	—	—	(103.3)
Other assets and liabilities—long-term	8.6	0.1	—	8.7

Net cash provided by operating activities	32.3	1.9	—	34.2
Investing activities
Capital expenditures	(56.1)	(1.3)	—	(57.4)
Proceeds from sale of assets	24.3	—	—	24.3
Investment in joint venture	(16.5)	—	—	(16.5)

Net cash used in investing activities	(48.3)	(1.3)	—	(49.6)
Financing activities
Proceeds from short-term bank debt	20.0	—	—	20.0
Payments on short-term bank debt	(20.0)	—	—	(20.0)
Payments on long-term bank debt	(4.0)	—	—	(4.0)
Payments on capital leases	(0.3)	(1.0)	—	(1.3)
Proceeds from governmental grants	2.1	—	—	2.1
Proceeds from repayment of stockholder loans	0.8	—	—	0.8

Net cash used in financing activities	(1.4)	(1.0)	—	(2.4)
Net decrease in cash and cash equivalents	(17.4)	(0.4)	—	(17.8)
Cash and cash equivalents at beginning of period	92.5	0.9	—	93.4

Cash and cash equivalents at end of period	$75.1	$0.5	$—	$75.6

23. QUARTERLY FINANCIAL INFORMATION, UNAUDITED ($ IN MILLIONS)

	Quarter ended
	December 31,	September 27,	June 28,	March 29,
2009	2009	2009	2009	2009

Revenues	$555.5	$446.7	$485.3	$390.3
Operating income (loss)	48.8	40.5	34.1	37.0
Income (loss) from continuing operations	47.9	19.2	25.4	22.2
Income (loss) from discontinued operations	(0.2)	219.4	(1.3)	(4.3)
Net income (loss)	$47.7	$238.6	$24.1	$17.9

	Quarter ended
	December 31,	September 28,	June 29,	March 30,
2008	2008	2008	2008	2008

Revenues	$413.0	$477.3	$468.2	$416.5
Operating income (loss)	(6.5)	41.8	51.7	59.8
Income (loss) from continuing operations	(22.0)	27.1	83.1	43.7
Income (loss) from discontinued operations	(7.9)	(11.5)	(3.8)	(15.0)
Net income (loss)	$(29.9)	$15.6	$79.3	$28.7
          The information presented in the table above has been adjusted to reflect the sale of our 787 operations. The sale of our 787 operations was recorded during the three month period ended September 27, 2009 and as a result the information presented in the table above for that period is consistent with the information presented in our quarterly report on Form 10-Q. However, the table below displays the presentation changes that were made to reflect the sale of our 787 operations for all periods prior to the quarter ended September 27, 2009.

	Quarter ended
	December 31,	September 27,	June 28,	March 29,
2009	2009	2009	2009	2009

Revenues	$—	$—	$6.2	$12.3
Operating income (loss)	—	—	(1.3)	(4.3)
Income (loss) from continuing operations	—	—	1.3	4.3
Income (loss) from discontinued operations	—	—	(1.3)	(4.3)
Net income (loss)	$—	$—	$—	$—

	Quarter ended
	December 31,	September 28,	June 29,	March 30,
2008	2008	2008	2008	2008

Revenues	$0.2	$—	$12.5	$8.9
Operating income (loss)	(7.9)	(11.5)	(3.8)	(15.0)
Income (loss) from continuing operations	7.9	11.5	3.8	15.0
Income (loss) from discontinued operations	(7.9)	(11.5)	(3.8)	(15.0)
Net income (loss)	$—	$—	$—	$—
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
Disclosure Controls and Procedures
          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
          Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation performed, we concluded that our internal control over financial reporting as of December 31, 2009, was effective.
          Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report, which appears on page 96 of Item 9 of this report.
Changes in Internal Control over Financial Reporting
          There have been no changes in internal control over financial reporting during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Vought Aircraft Industries, Inc.
We have audited Vought Aircraft Industries, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vought Aircraft Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control of Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Vought Aircraft Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vought Aircraft Industries, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009 of Vought Aircraft Industries, Inc. and our report dated March 25, 2010 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Vought Aircraft Industries, Inc.’s ability to continue as a going concern.
/s/ Ernst & Young LLP
Dallas, Texas
March 25, 2010

Changes in Internal Controls
None.

Item 9B.	Other Information
Triumph Agreement and Plan of Merger
     On March 23, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among us, Triumph Group, Inc. (“Triumph”), Spitfire Merger Corporation, a wholly owned subsidiary of Triumph, (“Merger Sub”), and TC Group, L.L.C. (“Carlyle”), as the Holder Representative, pursuant to which Merger Sub will merge with and into us (the “Merger”) and, as soon as reasonably practicable thereafter, we will merge with and into a direct wholly owned limited liability company subsidiary of Triumph, which will continue as the surviving entity and a direct wholly owned subsidiary of Triumph.
     Subject to the terms and conditions of the Merger Agreement, Triumph will retire approximately $590 million of our outstanding indebtedness and will acquire all outstanding shares of our capital stock for $525 million in cash and approximately 7.5 million shares of Triumph common stock subject to certain adjustments set forth in the Merger Agreement. Each of our outstanding stock options and stock appreciation rights will be cancelled and converted into the right to receive cash consideration in the Merger based on the spread between the exercise price and the per-share Merger consideration. Each outstanding restricted share unit will be cancelled and converted into the right to receive cash consideration based on the per-share Merger consideration.
     Triumph, Merger Sub and we have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to conduct their respective businesses in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period. Triumph has also agreed (i) that it will use its reasonable best efforts to obtain the proceeds of the debt financing to fund the transactions contemplated by the Merger Agreement, (ii) that it will not solicit proposals relating to alternative business combination transactions, and (iii) that it will call a stockholders meeting as soon as reasonably practicable to obtain stockholder approval and to recommend that the stockholders approve the issuance of Triumph common stock contemplated by the Merger Agreement. In addition, we agreed (i) to use our reasonable best efforts to cooperate with Triumph in connection with the arrangement of the debt financing for the Merger and (ii) not to solicit proposals relating to alternative business combination transactions.
     Consummation of the Merger is subject to customary conditions, including (i) approval of the stockholders of Triumph of the issuance of shares in the Merger, (ii) receipt of certain regulatory approvals, and (iii) absence of any law or order prohibiting the closing. Triumph’s obligation to consummate the Merger is subject to certain other conditions, including (i) the accuracy of our representations and warranties in the Merger Agreement, (ii) our compliance with our covenants in the Merger Agreement and (iii) the receipt of consents from certain third parties. In addition, our obligation to consummate the Merger is also subject to certain other conditions, including (i) the accuracy of the representations and warranties of Triumph in the Merger Agreement, (ii) compliance by Triumph with its covenants in the Merger Agreement and (iii) Triumph having satisfied its governance obligations under the stockholders agreement.
     The Merger Agreement contains certain termination rights for both Triumph and us. In the event of termination of the Merger Agreement under certain circumstances, Triumph may be required to pay us a termination fee of $9.5 million if stockholders fail to approve the issuance of Triumph common stock in the Merger or $25 million if Triumph’s board of directors changes its recommendation that stockholders approve the issuance of Triumph common stock in the merger. In the event of termination of the Merger Agreement under certain circumstances, if either party breaches certain covenants under the Merger Agreement, the breaching party may be required to pay the non-breaching party a termination fee of $75 million.
     The foregoing description of the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached hereto as Exhibit 2.5, and is incorporated into this report by reference. The Merger Agreement has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about Triumph, us or their or our respective subsidiaries and affiliates. The Merger Agreement contains representations and warranties by Triumph and Merger Sub, on the one hand, and by us, on the other hand, made solely for the benefit of the other.
     Certain representations and warranties in the Merger Agreement were made as of a specified date, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between Triumph and Merger Sub, on the one hand, and us, on the other hand. Accordingly, the representations and warranties in the Merger Agreement are not necessarily characterizations of the actual state of facts about the Triumph, us or Merger Sub at the time they were made or otherwise and should only be read in conjunction with the other information that Triumph or us makes publicly available in reports, statements and other documents filed with the Securities and Exchange Commission.

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

Name	Age	Position
Elmer L. Doty	55	President & Chief Executive Officer, Director
Keith B. Howe	52	Vice President & Chief Financial Officer
Stephen A. Davis	56	Vice President, Commercial Aerostructures (CAD)
Mark F. Jolly	49	Corporate Controller and Principal Accounting Officer
Kevin P. McGlinchey	44	Vice President, General Counsel & Secretary
Ronald A. Muckley	56	Vice President, Engineering and Materiel
Dennis J. Orzel	55	Vice President, Integrated Aerosystems (IAD)
Thomas F. Stubbins	57	Vice President, Human Resources
Peter J. Clare	44	Director
C. David Cush	50	Director
Allan M. Holt	57	Director
General John P. Jumper (U.S. Air Force Retired)	65	Director
Ian Massey	59	Director
Adam J. Palmer	37	Director
Daniel P. Schrage	66	Director
David L. Squier	64	Director and Chairman
Samuel R. White	67	Director
          Elmer L. Doty has served as our President and Chief Executive Officer and as a member of our Board of Directors since February 2006. Prior to joining the Company, Mr. Doty served as the Vice President & General Manager of BAE Systems (“BAE”) Ground Systems Division, a position he held since July 2005, when BAE acquired United Defense Inc. (“UDI”). Mr. Doty had served in the identical position with UDI since April 2001, with the additional duties of an executive officer of UDI. Prior to that time, he had served in other senior executive positions with UDI and its predecessor company FMC Corporation.
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

          Mark F. Jolly has served as our Principal Accounting Officer since May 4, 2009 and as our Corporate Controller since joining the Company on February 4, 2009. From July 2008 until joining the Company in February 2009, Mr. Jolly was a partner of Tatum, LLC, where he provided clients with financial leadership and other project-specific services in the areas of financial controls, mergers and acquisitions. From September 2006 to November 2007, Mr. Jolly served as Corporate Vice President, Principal Accounting Officer and Global Controller of Thermadyne Holdings Corporation where he was responsible for all accounting, financial and SEC reporting functions. From August 2005 until September 2006, Mr. Jolly served as Chief Financial Officer of idX Corporation, where his responsibilities included oversight of IdX’s accounting, financial, treasury and information technology departments. From October 2000 until June 2005, Mr. Jolly served as Global Controller for Koch Industries, Inc. John Zink in the areas of accounting, finance and information technology, and from June 1986 through September 2000 Mr. Jolly worked for General Dynamics Corporation in a variety of finance related roles of increasing responsibility. Mr. Jolly began his career with Price Waterhouse in 1982. Mr. Jolly is a Certified Public Accountant, and has an undergraduate degree in Business Administration — Accounting & Finance from Central Missouri State University in 1982.
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
          C. David Cush has served as a member of our Board of Directors since May 2007. Mr. Cush has a broad background in airline sales, operations and finance. Since December 2007, Mr. Cush has served as President and CEO of Virgin America. Prior to that time, he served as Senior Vice President of Global Sales for American Airlines, responsible for all sales activities worldwide. Previous positions with American include vice president of the company’s St. Louis Hub and vice president of International Planning and Alliances. Mr. Cush also spent approximately two years with Aerolineas Argentinas, where he had been chief operating officer from November 1998 to March 2000.

          Allan M. Holt has served as a member of our Board of Directors since 2000. Mr. Holt has been a Partner and Managing Director of Carlyle since 1991 and he is currently co-head of the U.S. Buyout group focusing on opportunities in the Aerospace/Defense/Government Services, Automotive & Transportation, Consumer, Healthcare, Industrial, Technology and Telecom/Media sectors. Prior to joining Carlyle, Mr. Holt spent three and a half years with Avenir Group, Inc., an investment and advisory group that acquired equity positions in small and medium-sized companies and provided active management support to its acquired companies. He also serves on the boards of directors of Fairchild Imaging, Inc., HD Supply, HCR Manor Care, Sequa Corporation and SS&C Technologies, Inc. as well as on the non-profit boards of directors of The Barker Foundation Endowment Fund, The Hillside Foundation, Inc., The National Children’s Museum and The Smithsonian National Air and Space Museum.
          General John P. Jumper (U.S. Air Force Retired) has served as a member of our Board of Directors since June 2006. General Jumper retired from the United States Air Force in 2005 after a distinguished 39-year military career. In his last position as Chief of Staff he served as the senior military officer in the Air Force leading more than 700,000 military, civilian, Air National Guard and Air Force Reserve men and women. As Chief of Staff he was a member of the Joint Chiefs of Staff providing military advice to the Secretary of Defense, the National Security Council and the President. He currently serves on the boards of directors of Goodrich Corporation, TechTeam Global, Jacobs Engineering, SAIC and Somanetics, as well as on the non-profit boards of directors of The American Air Museum in Britain, the VMI Board of Visitors, Air Force Village Charitable Foundation and the George C. Marshall Foundation.
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
Board Leadership Structure and Role in Risk Oversight
          We have ten directors. Each director is elected to serve until a successor is elected. Our Board is chaired by an individual other than our chief executive officer and each of the Committees of the Board are comprised exclusively of non-executive directors.
          The Board retains the ultimate responsibility for the oversight of risks that affect the Company. When granting authority to Company management, approving Company strategies and when considering and evaluating management reports, the Board considers, among other things, the risks affecting the Company. The Board performs this oversight function, in part, through its committee structure. The Board has delegated to the audit committee the authority to consider, in the first instance, policies and practices relating to the assessment of risk and to assist the Board in identifying and considering the risks that affect the Company, including those relating to financial reporting and disclosure, and in evaluating the plans developed by the Company to address those risks. In conjunction with its regularly scheduled meetings, the Audit Committee meets with the independent registered public accounting firm in executive sessions at least quarterly, and with the Chief Financial Officer, the Chief Internal Audit Executive, and with the General Counsel as determined from time to time by the Audit Committee.
Committees of the Board of Directors
          The Board has established three standing committees.
          Audit committee. Our audit committee is responsible for, among other things, making recommendations concerning the engagement of our independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees, reviewing the adequacy of our internal accounting controls, and considering risks affecting the company including those relating to finanacial reporting and disclosure and evaluating plans developed by the company to address those risks.. The audit committee is comprised of Messrs. Massey, Palmer and White. Mr. Massey serves as the chairman of the audit committee. The audit committee operates pursuant to a charter that was approved by our Board of Directors
          Our board of directors has determined that we have at least one “audit committee financial expert” (as defined in Item 407(d)(5)(ii) of Regulation S-K) serving on our audit committee, and has identified Mr. Massey as that expert.
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
          The governance and nominating committee has not adopted a formal process regarding the identification, evaluation and recommendation of qualified candidates to fill Board vacancies as they occur. Similarly, the Board has not adopted a formal policy regarding the manner in which the governance and nominating committee should consider diversity as part of its process, although the committee would intend to consider, with respect to the filling of future Board vacancies, the degree to which identified candidates would increase the Board’s degree of diversity both with respect to relevant industry experience as well as with respect to issues of gender, race, national origin and similar characteristics.

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
Compensation Discussion and Analysis
          Our company’s named executive officers for the purposes of this report are Elmer L. Doty, our President and CEO, Keith B. Howe, our Vice President and CFO, Stephen A. Davis, our Vice President, Commercial Aerostructures, Kevin P. McGlinchey, our Vice President, General Counsel and Corporate Secretary, Ronald A. Muckley, our Vice President, Engineering and Materiel, and Joyce E. Romero, who served as our Vice President, Advanced Aero-Solutions Division until her termination of employment on July 31, 2009 in connection with the sale of our Charleston 787 operations. Collectively, these officers are sometimes referred to as the Named Executives. The following discussion summarizes the compensation awarded to the Named Executives during 2009.
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

          The compensation committee is comprised of Messrs. Squier (chair), Clare and Palmer. Each of the current members of the compensation committee served on the committee for the entirety of 2009.
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
          Annual Incentive Bonus. Incentive bonus compensation is designed to align the compensation of individual executives with the achievement of our company’s specified annual business objectives, and to motivate and reward individual performance in support of those objectives. To that end, the annual bonus awarded to an individual executive is determined by the application of both a business performance factor (BPF) and an individual strategic performance factor (SPF). Performance with respect to the BPF is measured by our company’s performance against one or more predetermined business objectives. BPF objectives are established each year and reflect a significant measure of our company’s performance. Typically, the BPF will be comprised of one or more financial measures that reflect the key areas of focus for the executive team during the upcoming year and that are indicative of the performance that our bonus program seeks to reward. Performance with respect to the SPF is determined based upon a subjective evaluation of the executive’s individual performance including an assessment of the executive’s performance with respect to individual objectives that are established annually and are designed to align the executive’s performance with key objectives of the business within that individual officer’s area of responsibility. An individual officer’s SPF factor is determined as part of the officer’s annual performance evaluation. The rating for each factor in a given year may range from 0 to 2.0, depending upon the degree to which the particular BPF and SPF objectives were met. In order to ensure that our executive officers focus on the achievement of our company’s key performance objectives, a significant portion of their bonuses determined by the achievement of our overall objectives as reflected by the BPF. For 2009, 70% of the annual incentive bonus for each of our executive officers was determined based upon our company’s performance against BPF objectives, with the remaining 30% of the bonus determined by the individual’s performance as reflected in the SPF.
          Annual incentive bonuses are awarded as a percentage of each officer’s annual base salary, with an individual annual bonus target percentage established for each individual executive officer. The program is designed to provide a payout at the target level when the applicable performance objectives are achieved, with either no payout or payout at a reduced level when those objectives are not achieved or are achieved below target level and with a maximum bonus opportunity equal to two-times the amount of the target payout. The target-level and maximum bonus opportunities for each of the Named Executives for 2009 are set forth on the Grants of Plan-Based Awards table. In order to ensure that the bonus amounts are truly reflective of performance during the year, the compensation committee has the discretion to make appropriate adjustments in the application of the BPF to address situations in which the occurrence of unusual events during the course of the year has a significant impact on the application of the BPF and where the BPF would, if unadjusted, fail to accurately reflect company performance.

          In the case of the 2009 annual incentive bonuses for Messrs. Doty and Howe, McGlinchey and Muckley, the BPF was comprised of two Company-level BPF objectives. Specifically, 35% of the 2009 bonus for those executive officers was based upon our company’s ability to meet a pre-determined cash-flow objective, and 35% of the bonus was based upon our company’s ability to meet a pre-determined earnings target. The remaining 30% of the bonus formula was based upon the subjective assessment of their individual performance as reflected in the SPF rating. The specific performance targets established with respect to each of the Company-level BPF measures were designed such that achievement of a BPF factor of 1.0 represented a significant management challenge. Our performance that exceeded this target would be reflected by a BPF factor above 1.0, with the maximum BPF factor of 2.0 designed to reflect a level of performance that the management team would have substantial difficulty achieving. The cash-flow target for 2009 would have been achieved (and a corresponding BPF rating of 1.0 would have been assigned for this measure) if we achieved a positive a cash flow of at least $45 million in 2009. The earnings target would have been achieved (and a corresponding BPF rating of 1.0 would have been assigned for this measure) if we generated $191 million of EBIT in 2009. As a result of our company’s performance against each of the designated objectives, and after giving effect to certain adjustment designed to take into account Company performance with respect to certain unanticipated developments during the course of 2009, the BPF for 2009 was determined to be 2.0 with respect to the cash-flow measure and 1.0 with respect to the earnings measure. After application of the Company’s performance against the BPF measures, as well as performance measured by their respective SPF ratings, the bonuses awarded under the 2009 Management Incentive Plan to each of Messrs. Doty, Howe, McGlinchey and Muckley were equal to 1.5, 1.5, 1.65, and 1.44 times their respective annual bonus targets.
          Because Ms. Romero was not employed at the end of 2009 fiscal year, she was not eligible to receive and did not receive a bonus under our 2009 Management Incentive Plan
          The 2009 BPF objective for Mr. Davis was comprised of a combination of the company-level cash-flow and earnings targets described above, as well as separate, division-specific cash flow and earnings targets. Specifically, 7.5% of Mr. Davis’s bonus was based upon the company’s ability to meet the company-level cash-flow objective described above, and 7.5% of the bonus was based on the company’s ability to meet the above-described company-level earnings target. In addition, 27.5% of Mr. Davis’s bonus was based upon the Commercial Aerostructures Division (CAD)’s ability to meet a pre-determined cash-flow objective and 27.5% of the bonus was based on that division’s ability to meet a pre-determined earnings target. The remaining 30% of Mr. Davis’ bonus was based upon the subjective assessment of his performance as reflected in the SPF rating. The CAD cash-flow target for 2009 would have been achieved (and a corresponding BPF rating of 1.0 would have been assigned for this measure) if the Division generated a positive cash flow of $93 million in 2009. The CAD earnings target would have been achieved (and a corresponding BPF rating of 1.0 would have been assigned for this measure) if CAD generated $110 million of EBIT in 2008. As a result of CAD’s performance against each of the designated objectives, the BPF for CAD for 2009 was determined to be 0 with respect to the cash-flow measure and .7 with respect to the earnings measure. After application of the Company’s and Division’s performance against the BPF measures, as well as performance measured by Mr. Davis’ SPF rating, Mr. Davis was awarded a bonus for 2009 equal to approximately 0.63 times his annual bonus target.
          In addition to the amounts paid to executive officers under the annual management incentive plan described above, additional discretionary cash bonus awards were made to a number of executives to reflect their contribution to the Company’s success in meeting certain unanticipated challenges that arose during the year. Such awards included payments in the amounts of $100,000; $127,978; $203,817; and $66,057 made to Messrs. Doty, Howe, McGlinchey and Muckley, respectively.
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
          Equity-based awards are not awarded to executives on an annual basis, but rather have been granted to our executive officers from time to time, when, in the opinion of the compensation committee, existing outstanding awards were insufficient to properly support the objectives of our equity-based award program. To that end, in 2006, we adopted the Vought Aircraft Industries, Inc. 2006 Incentive Award Plan (the “2006 Incentive Plan”). In general, awards made under the Plan to Company executives with a combination of SARs and RSUs designed to ensure that a significant portion of the potential value of the grant was dependent upon an increase in the value of our common stock (reflected by the SARs component), thereby aligning the equity awards with the long-term interest of our shareholders, while a smaller component of the award provided compensation in the form of full-value share grants (the RSU component) to more greatly reward current performance subject to continued performance. In order to provide an appropriate retention incentive, such awards, whether or not vested, are subject to forfeiture in the event of an employee’s voluntary termination of employment or termination of employment for cause prior to the payment of the shares.
          Subsequent to the adoption of the 2006 Incentive Plan, individual equity awards have been made from time to time in conjunction with a particular executive’s hiring, promotion or significant increase in responsibilities, or to reward unique individual performance achievements. In general, these awards were designed, collectively, to provide those executives with a degree of equity participation in the Company consistent with their respective position responsibilities, performance to date, as well as each executive’s potential for contributing to our company’s success.
          In order to secure the continued services of Mr. Doty, during 2009 the Company made an award to Mr. Doty of an additional 125,000 SARs. As a condition of his receipt of that additional award, Mr. Doty entered into an amendment of his 2006 RSU award to provide that such award, which was previously eligible for vesting on May 25, 2009, would not vest until the occurrence of a change in control of the company (as defined under that agreement).
          The financial target for the purpose of vesting SAR and RSU awards that were eligible to vest based on the January 1, 2009 through December 31, 2009 performance period was an Adjusted EBIT Margin of 10%. “Adjusted EBIT Margin” means our consolidated earnings before interest and taxes, as reflected on our consolidated financial statements for 2008, but excluding any non-recurring items, divided by our consolidated gross revenues, excluding non-recurring items. Because our performance for the 2009 performance period exceeded that target, all awards eligible for vesting in 2009 based upon the achievement of that target were vested.
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

Other Benefits
          In order to assist our executives in fully utilizing the benefits and other compensation made available to them under our executive compensation programs, we currently offer our executive officers, on a taxable basis; reimbursement of amounts expended for financial services, including financial planning and tax preparation. In recognition of the fact that their positions as executive officers may expose our executives to an increased potential for personal liability claims asserted against them, we offer our executive officers supplemental personal liability insurance coverage. Because we believe strongly that the health of our executive team contributes directly to their effectiveness and longevity, we provide our executive officers with a comprehensive annual physical. In order to defray the costs to our executive officers associated with any relocation that may be required in connection with the performance of their assigned duties, we provide relocation assistance, which may include temporary housing, transportation, and reimbursement of other relocation expenses. The costs to us associated with providing all of these benefits to Messrs. Doty, Howe, Davis, McGlinchey and Muckley in 2009 are reflected in the “Other” column of the following All Other Compensation Table.
          We also provide our executive officers with customary benefits, such as 401(k), medical, dental, life insurance and disability coverage under the same benefit plans and under the same terms and conditions applicable generally to most of our non-represented employees. Like most of our non-represented employees, executive officers that were hired prior to October 10, 2005 also participate in our defined benefit retirement plans, on the same terms and conditions as other non-represented employees. Like other participants in those plans, those executive officers who participated in those plans, but who had attained fewer than 16 years of seniority under the plans as of December 31, 2007, ceased to accrue benefits under the defined benefit plans effective December 31, 2007. Mr. Davis is the only Named Executive who is currently accruing a benefit under our defined benefit plan. Like most other similarly situated, non-represented employees, executive officers who are not eligible to accrue benefits under our defined benefit plans receive an additional, weekly defined contribution benefit contributed to our Savings and Investment Plan in an amount equal to 3% of eligible compensation in lieu of participation in the defined benefit plans. Executives participating in our tax-qualified defined benefit retirement plan are also participants in our non-qualified defined benefit plan, which, when combined with benefits payable under the qualified plan, is designed to provide our executives with a benefit that is, in the aggregate, substantially equal to the amounts that would have been payable under the qualified plan in the absence of applicable IRS limits regarding the compensation that may be covered under the qualified plan or the maximum benefits payable under the qualified plan. The accruals of benefits under that non-qualified plan were frozen as of December 31, 2007 for all plan participants, including Mr. Davis. Additionally, effective December 1, 2009, the Company terminated the non-qualified plan with respect to all active participants. As a result, all benefits accrued under the plan with respect to active participants, including Named Executives will be paid in the form of a lump sum in December 2010.
Severance Arrangements.
          In order to help secure the focus of certain of our executive officers on their assigned duties, we have entered into employment agreements with each of Messrs. Doty, Howe, and Davis. These agreements each provide for the payment of severance in the event that such executive’s employment is terminated by us without “cause” or the executive resigns for “good reason,” as those terms are defined in the respective agreements. Each executive’s severance consists of a payment of one year’s base salary and one year’s medical insurance premiums for the executive and his spouse and dependents. Those agreements currently extend through December 31, 2010 in the case of Messrs. Doty and Howe, and October 31, 2010 in the case of Mr. Davis. Each of these agreements is subject to automatic annual extension for successive one-year periods unless timely notice of non-renewal is provided. In order to further protect our company’s interests, each agreement also includes certain non-competition and non-solicitation provisions, applicable for a period of 12 months following the termination of employment.

          As previously disclosed, on July 29, 2009, the Company entered into an amendment to the Employment Agreement between the Company and Joyce E. Romero, Vice President of the Company’s 787 division, dated August 28, 2007 and previously amended on December 31, 2008 (the “Romero Agreement”). The amendment increased certain severance amounts payable to Ms. Romero and provided other severance benefits in the event of the termination of her employment under certain circumstances following the divestiture of the Company’s Charleston operations. As a result and following Ms. Romero’s subsequent qualifying termination of employment under the terms of that agreement, Ms. Romero received: (i) a lump sum payment equal to 18 months of her annual base salary plus 1.5 times her annual target bonus; (ii) a lump sum payment in respect of continued medical benefits; (iii) reimbursement of reasonable relocation expenses; and (iv) 12 months of executive outplacement services. In addition, in accordance with that amendment, upon the termination of her employment, Ms. Romero received accelerated vesting of her unvested restricted stock units held as of the termination date.
Effect of a Change in Control.
          During 2009 we did not have change in control agreements in place covering our executive officers, nor do the employment arrangements for any executive officers provide for any additional benefits in connection with the occurrence of a change in control. The 2006 Incentive Award Plan provides that, if a change in control occurs and a participant’s SARs and RSUs awards do not remain outstanding and are not converted, assumed, or replaced by a successor entity, then immediately prior to the change in control, such awards outstanding under the plan shall become fully exercisable and all forfeiture restrictions on such awards shall lapse. We included this acceleration provision to ensure that the executives’ awards, which comprise a significant component of their compensation and constitute a material inducement for such executives to remain employed by us, would entitle the executives to an equitable payment or substitution in the event such awards were no longer available following the occurrence of a corporate transaction.
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
Compensation Risk Assessment.
          We have conducted a risk assessment of our employee compensation policies and practices, including those relating to our Named Executives. In conducting this risk assessment, we reviewed, among other things, our compensation plans and their related elements, pay profiles, performance goals, and our performance appraisal management process. Based on the results of our risk assessment, we believe that our employee compensation policies and practices, including those relating to our named executives, do not create risks that are reasonably likely to have a material adverse effect on the company.

2009 Summary Compensation Table
          The table below shows the before-tax compensation for the Named Executives during 2009:

	Annual Compensation			Long-term Compensation
						Non-Equity	Change
				Restricted	Stock	Plan Incentive	in	All other
			Bonus	Stock Units	Options	Compensation	Pension	Compensation	Total
Name and Principal Position	Year	Salary	(2)	(3)	(4)	(5)	Value (6)	(7)	Compensation
Elmer L. Doty	2009	656,511	100,000	—	721,250	984,767	N/A	33,305	2,495,833
President, Chief Executive	2008	634,828	—	—	—	636,156	N/A	43,089	1,314,073
Officer and Director	2007	564,967	—	—	—	738,599	N/A	74,301	1,377,867

Keith B. Howe	2009	347,839	127,978	—	—	391,319	N/A	44,630	911,766
Executive Vice President	2008	339,085	—	—	—	253,276	N/A	44,360	636,721
and Chief Financial Officer	2007	305,000	200,000	1,219,753	418,250	319,688	N/A	82,880	2,545,571

Stephen A. Davis	2009	289,963	—	—	—	109,171	123,815	11,025	533,974
Vice President, Commercial	2008	282,665	—	—	—	232,735	177,377	11,868	704,645
Aerostructures	2007	244,163	—	56,256	104,608	200,781	335,174	11,183	952,165

Kevin P. McGlinchey	2009	251,803	203,817	—	—	207,737	(5,446)	17,855	675,766
Vice President, General	2008	249,987	—	—	—	122,231	14,934	18,639	405,791
Counsel & Secretary	2007	235,892	—	—	—	126,764	61,458	13,469	437,583

Ronald A. Muckley	2009	280,529	66,057	—	—	201,981	N/A	18,500	567,067
Vice President, Engineering	2008	248,771	—	238,500	—	126,397	N/A	134,216	747,884
and Materiel

Joyce E. Romero	2009	191,348	—	—	—	—	N/A	814,749	1,006,097
Vice President, Advanced	2008	228,070	—	310,050	—	149,347	N/A	84,025	771,492
Aero-Solutions (1)	2007	45,227	—	178,875	—	35,329	N/A	14,770	274,201

(1)	Ms. Romero served as our Vice President, Advanced Aero-Solutions (787) Division until the termination of her employment on July 31, 2009 in connection with the sale of our Charleston 787 operations.

(2)	The amounts in this column with respect to Messrs. Doty, Howe, Davis, McGlinchey and Muckley consist of bonuses paid to reflect their contribution to the Company’s success in meeting certain unanticipated challenges that arose during 2009.

The amount in this column with respect to Mr. Howe also consists of a bonus in the amount of $200,000 paid to Mr. Howe at the time of his commencement of employment in 2007 in accordance with the terms of his employment agreement.

(3)	The amounts in this column reflect the grant date fair value in accordance with the Compensation — Stock compensation topic of the ASC of the restricted stock units awarded, disregarding any estimates of forfeitures related to service-based vesting requirements. The assumptions used in calculating these amounts are set forth in Note 17 to our annual consolidated financial statements included elsewhere in this annual report on Form 10-K.

(4)	The amounts in this column reflect the grant date fair value in accordance with the Compensation — Stock Compensation topic of the ASC of the stock appreciation rights and stock options awarded, disregarding any estimates of forfeitures related to service-based vesting requirements. The assumptions used in calculating these amounts are set forth in Note 17 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(5)	The amounts in this column represent the annual incentive bonus earned by executives for 2009, 2008 and 2007.

(6)	The amounts in this column reflect the actuarial increase in present value of the executive officer’s benefits under our qualified and non-qualified defined benefit plans determined using interest rate and mortality rate assumptions consistent with those used in the preparation of our consolidated financial statements. See Note 14 to our consolidated financial statements included in Item 8 of this report. Ms. Romero and Messrs. Doty, Howe and Muckley do not participate in the plans as they were each hired after October 10, 2005 when the plans were closed to new participants.

(7)	The amounts in this column include all other compensation as detailed in the following All Other Compensation Table.

		All Other Compensation Table for 2009
			Executive
		Financial	Relocation	Contribution to		Total Other
	Year	Planning	(1)	Savings Plan (2)	Other (3)	Compensation
Elmer L. Doty	2009	$9,033	$—	$17,150	$7,122	$33,305
	2008	24,435	—	16,100	2,554	43,089
	2007	14,682	31,709	15,750	12,160	74,301

Keith B. Howe	2009	24,608	—	14,897	5,125	44,630
	2008	29,525	—	12,007	2,828	44,360
	2007	6,200	43,110	11,781	21,789	82,880

Stephen A. Davis	2009	495	—	9,800	730	11,025
	2008	1,935	—	9,200	733	11,868
	2007	—	—	8,031	3,152	11,183

Kevin P. McGlinchey	2009	—	—	17,125	730	17,855
	2008	—	—	15,970	2,669	18,639
	2007	—	—	8,957	4,512	13,469

Ronald A. Muckley	2009	650	—	17,120	730	18,500
	2008	—	84,091	15,565	34,560	134,216

Joyce E. Romero	2009	—	—	17,198	797,551	814,749
	2008	—	49,346	14,289	20,390	84,025
	2007	—	—	14,279	491	14,770

(1)	For the year ended December 31, 2007, the amount in this column with respect to Mr. Doty is comprised of temporary living expenses and transportation totaling $31,709. These amounts were provided pursuant to the terms of our employment agreement with Mr. Doty in connection with Mr. Doty’s relocation to Texas.

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

(2)	The amounts in this column include amounts contributed as matching contributions under the terms of our Savings and Investment (401(k)) Plan. The amounts included for Ms. Romero and Messrs. Doty, Howe, McGlinchey and Muckley include contributions made to the plan in lieu of their participation in our defined benefit plan.

(3)	For the year ended December 31, 2009, this column includes the following elements of compensation with respect to Mr. Doty: $730 personal liability umbrella and $6,392 executive physical. For 2008, this column includes $733 personal liability umbrella, $250 reimbursement of a club membership and $1,571 executive physical. For 2007, this column includes $757 personal liability umbrella and $11,403 tax gross up of temporary living and transportation expense payments.

For the year ended December 31, 2009, the column includes the following elements of compensation with respect to Mr. Howe: $730 personal liability umbrella, $1,096 reimbursement of a club membership and $3,299 executive physical. For 2008, this column includes $733 personal liability umbrella, $300 reimbursement of a club membership and $1,795 executive physical. For 2007, this column includes $491 personal liability umbrella, $12,953 tax gross up of temporary living and transportation expenses payments and $8,345 executive physical.

For the year ended December 31, 2009, the column includes $730 personal liability umbrella with respect to Mr. Davis. For 2008, this column includes $733 personal liability umbrella. For 2007, this column includes $757 personal liability umbrella and $2,395 executive physical.

For the year ended December 31, 2009, this column includes $730 personal liability umbrella with respect to Mr. McGlinchey. For 2008, this column includes $733 personal liability umbrella and $1,936 executive physical. For 2007 this column includes $757 personal liability umbrella and $3,755 executive physical.

For the year ended December 31, 2009, this column includes $730 personal liability umbrella with respect to Mr. Muckley. For 2008, this column includes $480 personal liability umbrella and $34,080 tax gross up of temporary living and transportation expenses payments.

For the year ended December 31, 2009, this column includes the following elements of compensation with respect to Ms. Romero: $794,344 for severance payments and benefits including $177,530 associated with the accelerated vesting of restricted stock units in accordance with the terms of her employment agreement with the Company, $624 personal liability umbrella and $2,583 executive physical. For 2008, this column includes $733 personal liability umbrella, $16,456 tax gross up of temporary living and transportation expenses payments and $3,201 executive physical. For 2007, this column includes $491 personal liability umbrella.

Grants of Plan-Based Awards in 2009
     The table below details the grants of plan based awards made to our Named Executives in 2009.

		Estimated Future Payout Under			Estimated Payout			Fair Value
		Non-Equity Plan Award (1)			Under Equity	All Other	Exercise Price	on
	Grant	Threshold	Target	Maximum	Award Plan (2)	Stock	of SAR Awards	Grant Date
Name	Date	[$]	[$]	[$]	[#]	[#]	[$]	[$]
Elmer L. Doty
Incentive Bonus	2/4/2009	$—	$656,511	$1,313,022	—	—	$—	$—
SARs	10/11/2009	—	—	—	125,000.00	—	10.00	721,250
Keith B. Howe
Incentive Bonus	2/4/2009	—	260,879	521,758	—	—	—	—
Stephen A. Davis
Incentive Bonus	2/4/2009	—	173,978	347,956	—	—	—	—
Kevin P. McGlinchey
Incentive Bonus	2/4/2009	—	125,902	251,804	—	—	—	—
Ronald A. Muckley
Incentive Bonus	2/4/2009	—	140,265	280,530	—	—	—	—
Joyce E. Romero
Incentive Bonus	2/4/2009	—	—	—	—	—	—	—

(1)	The amounts in these columns represent the threshold, target and maximum bonuses for which each of the Named Executives were eligible to receive for 2009 under our annual incentive program, as further described in “—Elements of Executive Compensation, Annual Compensation, Annual Bonus.” Executives are not entitled to a threshold payout under the program. The actual amounts awarded to the Named Executives for 2009 are reflected in the “Non-Equity Plan Incentive Compensation” column in the preceding Summary Compensation Table for 2009.

(2)	The grants of SARs listed in this table were made under the 2006 Incentive Plan. The SARs awarded to Mr Doty in 2009 are eligible to vest upon the first to occur of: (i) a change in control; (ii) December 31, 2010 or (iii) the participant’s termination due to death or disability. This award is subject to forfeiture in the event of an employee’s voluntary termination or termination for cause (as defined) prior to payment.

Outstanding Equity Awards at Fiscal Year End
          The table below details the stock options and SARs that were unexercised as of December 31, 2009 and unvested RSUs that were unvested as of December 31, 2009, which had been granted to each of our Named Executives.

	Option Awards					Stock Awards
						Equity	Equity Incentive	Equity	Equity Incentive
						Incentive	Plan Awards:	Incentive	Plan Awards:
						Plan Awards:	Market or	Plan Awards:	Market or
	Number of	Number of				Number of	Payout	Number of	Payout
	Securities	Securities				Unearned	Value of	Earned	Value of
	Underlying	Underlying	Options /			Shares, Units	Unearned	Shares, Units	Earned
	Unexercised	Unexercised	SARs	Options /	Options /	or Other	Shares, Units or	or Other	Shares, Units or
	Options/SARs	Options/SARs	Exercise	SARs	SARs	Rights	Other Rights	Rights	Other Rights
	Exercisable	Unexercisable (1)	Price	Grant	Expiration	Not Vested (2)	Not Vested	Not Vested (3)	Not Vested
Name	[#]	[#]	[$]	Date	Date	[#]	[$]	[#]	[$]
Mr. Doty	250,000	—	$10.00	11/02/06	11/02/16	200,000	2,656,000	—	—
	—	125,000	$10.00	10/11/09	10/11/19	—	—	—	—
Mr. Howe	65,625	21,875	10.00	02/08/07	02/08/17	6,250	83,000	18,750	249,000
	—	—	—	—	—	113,766	1,510,812	—	—
Mr. Davis	25,800	4,200	10.00	03/21/01	03/21/11	—	—	—	—
	25,800	4,200	10.00	08/08/01	08/08/11	—	—	—	—
	1,000	—	10.00	07/09/02	07/29/12	—	—	—	—
	22,400	—	10.00	11/02/06	11/02/16	—	—	6,400	84,992
	22,400	—	10.00	02/08/07	02/08/17	—	—	6,400	84,992
Mr. McGlinchey	4,300	700	10.00	03/21/01	03/21/11	—	—	—	—
	500	—	10.00	07/29/02	07/29/12	—	—	—	—
	47,000	—	10.00	11/02/06	11/02/16	—	—	15,000	199,200
Mr. Muckley	—	—	—	—	—	2,500	33,200	2,500	33,200
	—	—	—	—	—	2,500	33,200	2,500	33,200
Ms. Romero	—	—	—	—	—	—	—	7,500	99,600
	—	—	—	—	—	—	—	8,000	106,240
	—	—	—	—	—	—	—	5,000	66,400

(1)	The SARs awarded to Mr. Doty in 2009 and the unvested portion of the SARs awarded to Mr. Howe in 2007 are eligible to vest on December 31, 2012 and subject to accelerated vesting on December 31, 2010, in the event that certain of our performance objectives are met as of that date. The unvested portion of the stock options awarded to Mr. Davis and Mr. McGlinchey in 2001 are eligible to vest as of the expiration date of those awards in 2011.

(2)	The RSUs awarded to Mr. Muckley and 25,000 of the 138,766 RSUs awarded to Mr. Howe in 2007 have been eligible to vest in four equal annual installments following the date of grant based upon our company’s ability to achieve certain specified financial objectives. In the event that these performance objectives are not achieved, the shares associated with that installment will be forfeited. Once vested, such units are eligible to be paid upon the first to occur of: (i) a change in control (ii) January 2, 2014; or (iii) the participant’s termination due to death or disability. These awards are subject to forfeiture in the event of an employee’s voluntary termination or termination for cause (as defined) prior to payment. The RSUs awarded to Mr. Doty in 2006 will become fully vested upon a change in control of the Company (as defined), and are subject to forfeiture in the event Mr. Doty should voluntarily cease to provide services to the Company or be terminated for cause (as defined) prior to the vesting of the award. The remaining RSUs awarded to Mr. Howe in 2007, convertible into a total of 113,766 shares, will become fully vested on the first to occur of December 3, 2012 or a change in control of the Company (as defined), and are subject to forfeiture in the event Mr. Howe should voluntarily terminate his employment or be terminated for cause (as defined) prior to the vesting of the award.

(3)	Items shown in this column represent RSUs that have “vested” within the meaning of the applicable restricted stock unit agreements as a result of our having achieved applicable performance goals. However, these RSUs remain subject to forfeiture in the event the Named Executive voluntarily resigns his or her employment with us or is terminated by us for cause. The RSUs will cease to be subject to forfeiture and will be paid to the Named Executives upon the first to occur of (i) a change of control; (ii) January 2, 2014 or (iii) the Named Executive’s termination of employment due to death or disability.
Stock Option Exercise and Stock Vested in 2009
     No stock options or stock appreciation rights were exercised during the year ended December 31, 2009 by the Named Executives. The following table sets forth stock awards held by our Named Executives that ceased to be subject to forfeiture in 2009.

	Stock Awards
	Number of Shares
	Acquired on Vesting	Value Realized on
Name	[ # ]	Vesting ($)
Ms. Romero	20,500	$177,530
Pension Benefits
     The following table details the accrued benefits for each of our Named Executives as of December 31, 2009, that participate in our defined benefit plans.

			Present
		Years	Value of	Payments
	Plan	Credited	Accumulated	in
Name	Name	Service	Benefits	2009
Stephen A. Davis	Retirement Plan	29.9682	1,304,999	—
	Excess Plan	29.9682	1,181,589	—
Kevin P. McGlinchey	Retirement Plan	14.8333	257,840	—
	Excess Plans	14.8333	46,305	—
          The values reflected in the “Present Value of Accumulated Benefits” column of the Pension Benefits Table are equal to the actuarial present value of each officer’s accrued benefit under the applicable plan as of December 31, 2008 using the same actuarial factors and assumptions used for financial statement reporting purposes, except that retirement age is assumed to be the earliest age at which an officer is eligible for an unreduced benefit under the applicable plan. These assumptions are described in Note 14 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

           Employees hired on or after October 10, 2005, including Ms. Romero and Messrs. Doty, Howe and Muckley, do not participate in the plans. In lieu of in the plans, those officers each receive a defined contribution equal to 3% of eligible compensation made to their account in our Savings and Investment Plan. Those contribution amounts are reflected in the “Contribution to Savings Plan” column of the All Other Compensation Table.
          The accrual of benefits under the retirement plans was frozen as of December 31, 2007 for all participants who, as of that date, had accumulated fewer than 16 years of credited service under the plans. Following that date, all executive officers, including Mr. McGlinchey, who are no longer eligible to accrue a benefit under the plans receive the above-described defined contribution benefit. Mr. Davis, who had accumulated more than 16 years of credited service under the Plan as of December 31, 2007, was not affected by the freeze in the accrual of benefits under the Retirement Plan. The accrual of benefits under the Excess Plan were frozen for all participants as of December 31, 2007.
           A benefit payable under the Vought Aircraft Industries, Inc. Retirement Plan (the “Retirement Plan”) is, in general, a function of the participant’s average eligible compensation for the highest three years out of the most recent consecutive ten years of service (“Average Annual Compensation”) and the participant’s years of credited benefit service under the plan. Eligible compensation for the purpose of the plan generally includes base salary as well as annual incentive compensation. The current plan formula provides for an accrual rate of 1.5% of the participant’s Average Annual Compensation with a reduced accrual rate of 1% for Average Annual Compensation below 50% of the Social Security taxable wage base. Benefits accrued under certain prior plan formulas are subject to offsets, including offsets for Social Security benefits. Retirement benefits are limited to 50% of Average Annual Compensation, unless a greater benefit was accrued as of January 1, 1995. Benefits under the Retirement Plan may be supplemented by benefits under one of two non-qualified defined benefit plans maintained by us: the Vought Aircraft Industries, Inc. ERISA 1 Excess Plan and the Vought Aircraft Industries, Inc. ERISA 2 Excess Plan (collectively, the “Excess Plans”). The Excess Plans are designed to provide a benefit which, when combined with the amounts payable under the Retirement Plan, is substantially equal to the amount that otherwise would have been payable under the Retirement Plan in the absence of the IRS limits regarding the compensation that may be covered by the Retirement Plan or the maximum benefits payable thereunder. Benefit accruals for all participants under the Excess Plans, including those executive officers who participated in the plans during 2009, were frozen as of December 31, 2007. All of the executive officers participating in the Excess Plans will receive a one time lump sum payment of accrued benefits in December 2010
The Retirement Plan contains the following material terms:
•	A participant has a fully vested benefit under the plan after completing five years of vesting service.
•	A participant is eligible for an unreduced benefit upon reaching the earlier of age 65; or at least age 55 with a combination of age and years of benefit service totaling 85.
•	A participant is eligible for a subsidized early retirement benefit after reaching age 55 with at least 10 years of benefit service.
•	A participant laid off before reaching age 55 may elect an early retirement to begin as early as age 55 if the individual has a combination of age and years of benefit service totaling 75 on the date of lay off, or if the participant is age 53 and has 10 or more years of vesting service at the time of layoff.
•	The normal form of benefit is a life annuity for unmarried participants and a joint and 50% survivor annuity for married participants.
•	Participants may elect out of the normal form of benefit and may elect to receive the benefit through one of a variety of actuarially equivalent optional forms.
•	There is no lump sum form of payment available (except for benefits with a lump sum value smaller than $7,500).
The Excess Plans contain the following material terms:
•	A participant’s benefit under the Excess Plans is calculated in the same manner as under the Retirement Plan, except without giving effect to the applicable IRS limits on eligible compensation and benefit amount. Such benefit is reduced by the amount of any benefit payable under the Retirement Plan.
•	The normal form of benefit under the plan is a lump sum payable 13 months following termination of employment, with a monthly payment payable in the form of a joint and 100% survivor annuity until the lump sum is paid.
•	For benefits accrued after January 1, 2005, the lump sum payout is the only available form.
•	All accruals under the Excess Plans were frozen as of December 31, 2007

•	The Plan was terminated effective December 1, 2009 with respect to all active participants. As a result, all benefits accrued under the plan with respect to active participants, including Named Executives, will be paid in the form of a lump sum in December 2010.

Mr. Davis is the only current Named Executive eligible for an early retirement under the plans.
Deferred Compensation
     The following table details the outstanding account balances for our Named Executives under our deferred compensation plan and aggregate losses on those amounts in 2009. The plan was established in 2000 to permit a one-time deferral by then-current executive officers of a retention bonus payable to those executives following the completion of a one-year retention period. The balances in each individual’s account are credited with earnings or losses as if such amounts were invested in our common stock. Balances under the plan are payable upon the occurrence of a change in control as defined in the plan. We have one Named Executive officer who participates in the plan.

	Executive	Registrants	Aggregate	Aggregate	Aggregate
	contributions	contributions	gains	withdrawal/	balance
	in last FY	in last FY	in last FY	distributions	at last FY
Name	[ $ ]	[ $ ]	[ $ ]	[ $ ]	[ $ ]
Mr. Davis	$—	$—	$21,102	$—	$212,294
     From time to time we have granted restricted stock units to our Named Executives. These RSUs, whether or not vested, are generally subject to forfeiture prior to payment in the event of the executive’s voluntary resignation or termination for cause. However, in certain circumstances, the RSUs may cease to be subject to forfeiture prior to payment. In 2009, Ms. Romero’s RSUs ceased to be subject to forfeiture as a result of her termination of employment in connection with the sale of our Charleston 787 operations. The following table describes vested deferred amounts held by our Named Executives that are not subject to forfeiture.

	Executive	Registrants	Aggregate	Aggregate	Aggregate
	contributions	contributions	gains	withdrawal/	balance
	in last FY	in last FY	in last FY	distributions	at last FY
Name	[ $ ]	[ $ ]	[ $ ]	[ $ ]	[ $ ]
Ms. Romero	$—	$177,530	$94,710	$—	$272,240

Compensation of Directors
     The following table details the fees paid to our board of directors for the period ending December 31, 2009.

	Fees Earned
	or Paid in	Stock	All Other	Total
Name	Cash	Awards	Compensation (1)	Compensation
Worth W . Boisture, Jr. (2)	$12,500	$—	$—	$12,500
Peter J. Clare	—	—	—	—
C. David Cush	—	50,000	2,668	52,668
Allan M. Holt	—	—	—	—
Gen. John P. Jumper (U.S.A.F. Ret.)	—	50,000	—	50,000
Ian Massey	25,004	24,996	2,064	52,064
Adam J. Palmer	—	—	2,064	2,064
Daniel P. Schrage	50,000	—	2,955	52,955
David L. Squier	—	50,000	3,155	53,155
Samuel R. White	—	50,000	—	50,000

(1)	The amounts included in this column reflect amounts incurred by the Company in 2009 in connection with executive physicals.

(2)	Mr. Boisture served on the board of directors through April 27, 2009.
     For 2009, our outside directors, Messrs. Boisture, Cush, Jumper, Massey, Schrage, Squier and White were each eligible to receive compensation of $12,500 per calendar quarter of service on our Board of Directors, with such compensation provided in the form of cash or restricted stock at the election of the director. We use the term outside directors to refer to the members of our Board of Directors who are not currently officers of our company or Carlyle. All of the directors, including these outside directors, are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings and other work associated with their service on the Board of Directors. We do not maintain medical, dental or retirement benefits plans for these outside directors; however, we offer each of our Directors of the opportunity to receive an annual executive physical at Company expense. The remaining directors, Messrs. Clare, Holt, Palmer and Doty, are employed by either Carlyle or our company, and are not separately compensated for their service as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Set forth below is certain information as of March 20, 2010 regarding the beneficial ownership of our common stock by:
•	any person (or group of affiliated persons) we know to be the beneficial owner of more than 5% of our common stock;

•	each of our Named Executives;

•	each of our directors; and

•	all current directors and executive officers as a group.
     In accordance with SEC rules, beneficial ownership includes any shares for which a person or entity has sole or shared voting power or investment power and any shares for which the person or entity has the right to acquire beneficial ownership within 60 days. Except as noted below, we believe that the persons named in the table have sole voting and investment power with respect to the shares of common stock set forth opposite their names. Percentage of beneficial ownership is based on 24,818,900 shares of common stock outstanding as of March 20, 2010.
     Unless otherwise indicated, the business address of each holder is c/o Vought Aircraft Industries, Inc., 9314 West Jefferson Boulevard M/S 49R-06, Dallas, Texas 75211.

	Beneficial Ownership of
	Vought Aircraft Industries, Inc.
		Percentage of
		Outstanding
Name of Beneficial Owner	Number of Shares	Capital Stock
TCG Holdings, L.L.C. (1)	24,197,870	97.5%
Peter J. Clare	—	*
C. David Cush	12,637	*
Allan M. Holt	—	*
General John P. Jumper (U.S. Air Force Retired)	8,895	*
Ian Massey (2)	18,382	*
Adam J. Palmer	—	*
Daniel P. Schrage	5,094	*
David Squier (3)	24,964	*
Samuel R. White (4)	20,964	*
Elmer L. Doty (5)	74,097	*
Stephen A. Davis (6)	71,658	*
Keith B. Howe (7)	16,209	*
Kevin P. McGlinchey (8)	18,908	*
Ronald A. Muckley	—	*
All directors and executive officers as a group (17 persons) (9)	315,510	1.26%
•	Denotes less than 1.0% beneficial ownership.

(1)	Includes 2,113,524 shares held by Carlyle Partners II, L.P., a Delaware limited partnership, 16,158,770 shares held by Carlyle Partners III, L.P., a Delaware limited partnership, 1,780,100 shares held by Carlyle International Partners II, L.P., a Cayman Islands limited partnership, 95,738 shares held by Carlyle International Partners III, L.P., a Cayman Islands limited partnership, 494,730 shares held by CP III Coinvestment, L.P., a Delaware limited partnership, 96,334 shares held by Carlyle Partners SBC II, L.P., a Delaware limited partnership, 401,371 shares held by C/S International Partners, a Cayman Islands general partnership, 821,152 shares held by Florida State Board of Administration, 2,052 shares held by Carlyle Investment Group, L.P., a Delaware limited partnership, 114,709 shares held by Carlyle-Contour Partners, L.P., a Delaware limited partnership, 26,405 shares held by Carlyle-Contour International Partners, L.P., a Cayman Islands limited partnership, 659,948 shares held by Carlyle-Aerostructures Partners, L.P., a Delaware limited partnership, 505,511 shares held by Carlyle- Aerostructures Partners II, L.P., a Delaware limited partnership, 261,992 shares held by Carlyle-Aerostructures International Partners, L.P., a Cayman Islands limited partnership, 65,534 shares held by Carlyle-Aerostructures Management, L.P., a Delaware limited partnership and 600,000 shares held by Carlyle High Yield Partners, L.P., a Delaware limited partnership (collectively, the “Investment Partnerships”). TC Group, L.L.C. is the sole member of TCG High Yield Holdings, L.L.C., which is the sole member of TCG High Yield, L.L.C., the sole general partner of Carlyle High Yield Partners, L.P. TC Group, L.L.C. is also the sole member of TC Group II, L.L.C., which is the sole general partner of Carlyle Partners II, L.P. and Carlyle Partners SBC II, L.P. and the general partner of Carlyle International Partners II, L.P., Carlyle International Partners III, L.P. and C/S International Partners. TC Group, L.L.C. also serves as the managing member of the investment manager for the Florida State Board of Administration and as the general partner for the remaining Investment Partnerships other than Carlyle Partners III, L.P. and CP III Coinvestment, L.P.. TCG Holdings, L.L.C., a Delaware limited liability company, is the sole managing member of TC Group, L.L.C., and, in such capacity, exercises investment discretion and control of the shares beneficially owned by Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., Carlyle SBC Partners II, L.P., C/S International Partners, Florida State Board of Administration, Carlyle Investment Group, L.P., Carlyle-Contour Partners, L.P., Carlyle-Contour International Partners, L.P., Carlyle-Aerostructures Partners, L.P., Carlyle-Aerostructures Partners II, L.P., Carlyle-Aerostructures International Partners, L.P., Carlyle-Aerostructures Management, L.P. and Carlyle High Yield Partners, L.P. TCG Holdings, L.L.C. is managed by a three-person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. The members of the managing board are William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein, all of whom disclaim beneficial ownership of these shares. TC Group Investment Holdings, L.P. is the sole member of TC Group III, L.L.C., which is the sole general partner of TC Group III, L.P., which is the sole general partner of Carlyle Partners III, L.P. and CP III Coinvestment, L.P. TCG Holdings II, L.P. is the sole general partner of TC Group Investment Holdings, L.P. and DBD Investors V, L.L.C. is the sole general partner of TCG Holdings II, L.P. and, in such capacity, exercises investment discretion and control of the shares beneficially owned by Carlyle Partners III, L.P. and CP III Coinvestment, L.P. DBD Investors V, L.L.C. is managed by a three-person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. The members of the managing board are William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein, all of whom disclaim beneficial ownership of these shares.

(2)	Includes 5,000 shares under stock options that are exercisable within 60 days of March 25, 2010.

(3)	Includes 5,000 shares under stock options that are exercisable within 60 days of March 25, 2010.

(4)	Includes 5,000 shares under stock options that are exercisable within 60 days of March 25, 2010.

(5)	Includes 61.747 shares under SARs that are exercisable within 60 days of March 25, 2010.

(6)	Includes 52,600 shares under stock options and 11,065 shares under SARS that are exercisable within 60 days of March 25, 2010.

(7)	Includes 16,209 shares under SARs that are exercisable within 60 days of March 25, 2010.

(8)	Includes 4,800 shares under stock options and 11,608 shares under SARS that are exercisable within 60 days of March 25, 2010.

(9)	Includes 87,600 shares under stock options and 129,131 shares under SARs that are exercisable within 60 days of March 25, 2010.

Equity Compensation Plan Information
     The following table provides certain information as of December 31, 2009, with respect to our equity compensation plans under which common stock is authorized for issuance:

Number of Securities
Remaining Available
	Number of				for Future Issuance
	Shares to be		Weighted		under Equity
	Issued Upon		Average		Compensation Plans
	Exercise		Exercise Price		for Future Issuance
	of Outstanding		of Outstanding		Excluding Securities
	Options/Rights		Options/Rights (1)		Reflected in Column (a)
Plan Category	[ # ]		[ $ ]		[ # ]
	(a	)	(b	)	(c	)
Equity compensation plans approved by shareholders	1,378,572		$11.93		1,948,500
Equity compensation plans not approved by shareholders	—		—		—

Total	1,378,572		$11.93		1,948,500

(1)	Because they do not have an exercise price, the outstanding RSU awards have been excluded from the calculation of the value in this column.
Item 13. Certain Relationships, Related Transactions and Director Independence
The Transactions
     Carlyle Partners III, L.P. (‘‘CPIII”) and affiliates owned approximately 90% of Vought on a fully diluted basis and Carlyle Partners II, L.P. (‘‘CPII”) and affiliates owned approximately 96% of Aerostructures on a fully diluted basis when Vought and Aerostructures entered into the agreement and plan of merger. Both CPIII and CPII are affiliates of TC Group, L.L.C., which generally does business under the name of The Carlyle Group. Subsequent to the consummation of the transactions associated with the Aerostructures acquisition, private equity investment funds affiliated with Carlyle own approximately 90% of our fully diluted equity and, therefore, Carlyle has the power, subject to certain exceptions, to control our affairs and policies. They also control the election of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.
Management Consulting Agreement
     We have entered into a management consulting agreement with TC Group L.L.C., which is an affiliate of TCG Holdings, L.L.C. The agreement allows us to avail ourselves of TC Group L.L.C.’s expertise in areas such as financial transactions, acquisitions and other matters that relate to our business, administration and policies. TC Group L.L.C. receives an annual fee of $2.0 million for its management services and advice and is also reimbursed for its out-of-pocket expenses related to these activities. TC Group L.L.C. also serves, in return for additional fees, as our financial advisor or investment banker for mergers, acquisitions, dispositions and other strategic and financial activities. In connection with the sale of the Charleston 787 business (discussed in Note 3 – Discontinued Operations in Item 8), we paid approximately $3.0 million to The Carlyle Group during the year ended December 31, 2009.
Stockholders Rights Agreement
     Our company and private equity investment funds affiliated with Carlyle are parties to a stockholders rights agreement. The agreement provides that three members of our Board of Directors will be designated by certain affiliates of Carlyle. The parties agree to vote their shares in favor of such affiliates’ designees for director.

Certain Related Party Transactions
     Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to long-term contracts. On September 29, 2006, The Carlyle Group acquired a majority stake in Wesco, and as a result, we are both now under common control of The Carlyle Group through its affiliated funds. In addition, four of our directors, Messrs. Squier, Clare, Palmer and Jumper, also serve on the board of directors of Wesco. The Carlyle Group may indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the year ended December 31, 2009 was approximately $24.3 million.
     As a result of a competitive procurement, in September 2009, we entered into an agreement with Wesco on a long-term contract to provide hardware requirements for various programs. That agreement extends through November 2014 with an estimated contract value of approximately $175.0 million.
     In connection with the sale of the Charleston 787 business (discussed in Note 3 – Discontinued Operations in Item 8), two of our agreements with Wesco were assigned to a subsidiary of Boeing. Approximately $3.2 million was paid by us to Wesco under those agreements for the year ended December 31, 2009.
     We also have an ongoing commercial relationship with Gardner Group Ltd (“Gardner Group”), a supplier of metallic aerostructure details, equipment and engine components to the global aviation industry. Gardner Group currently provides aerospace parts to us. The most recent agreement with the Gardner Group was entered into on November 5, 2007. On November 3, 2008, The Carlyle Group acquired a majority equity interest in the Gardner Group, and as a result, the Gardner Group and our company were both under common control of The Carlyle Group through its affiliated funds during 2009. The Carlyle Group may indirectly benefit from their economic interest in Gardner Group from its contractual relationships with us. The total amount paid to Gardner Group pursuant to our contracts with Gardner Group for the year ended December 31, 2009 was $1.4 million.

Item 14.	Principal Accountant Fees and Services

	December 31,
	2009	2008
	($ in thousands)
Audit Fees	1,785.7	2,133.9
Audit-related fees (1)	228.7	232.5
Tax fees (2)	130.7	91.8
All Other Fees	—	—

Total (3)	$2,145.1	$2,458.2

(1)	Related primarily to audits of employee benefit plans, accounting consultations and consultations related to the Sarbanes-Oxley Act of 2002.

(2)	Related primarily to tax compliance, tax advice and tax planning.

(3)	Of the fees listed above approved by the Audit Committee, none were approved based on waiver of pre-approval under Rule 2-01(c)(7)(i)(c).
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
     The Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve audit and permissible non-audit services provided by the independent auditor.
     In connection with the engagement of the independent auditor for the 2009 fiscal year, the Audit Committee pre-approved all of the services listed below by category of service, including the pre-approval of fee limits. The Audit Committee’s pre-approval process by category of service also includes a review of specific services to be performed and fees expected to be incurred within each category of service. The term of any pre-approval is 12 months from the date of the pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee must separately approve fees for any of the above services that will exceed the pre-approval fee limits. During fiscal 2008, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires separate pre-approval before engaging the independent auditor.
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
(b) Exhibits

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated as of June 9, 2000, by and between Northrop Grumman Corporation and Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”). Incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.2	Agreement and Plan of Merger, dated as of May 12, 2003, by and among Vought Aircraft Industries Inc., TA Acquisition Holdings, Inc. and The Aerostructures Corporation. Incorporated by reference from Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.3	Contribution Agreement, dated as of January 1, 2004, between The Aerostructures Corporation and Contour Aerospace Corporation. Incorporated by reference from Exhibit 2.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.4	Certificate of Ownership and Merger, dated as of January 1, 2004, merging The Aerostructures Corporation with and into Vought Aircraft Industries, Inc. Incorporated by reference from Exhibit 2.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

2.5 *	Agreement and Plan of Merger, dated as of March 23, 2010, by and among Vought Aircraft Industries, Inc., Triumph Group, Inc., Spitfire Merger Corporation and T.C. Group, L.L.C, as the Holder Representative

3.1	Certificate of Incorporation of Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”), dated May 26, 2000. Incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.2	Certificate of Amendment to the Certificate of Incorporation of Vought Aircraft Industries, Inc. (fka “VAC Acquisition Corp. II”), dated June 14, 2000. Incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.3	Certificate of Ownership and Merger merging VAC Holdings II, Inc. into Vought Aircraft Industries, Inc., dated August 13, 2001. Incorporated by reference from Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.4	Certificate of Incorporation of VAC Industries, Inc., dated July 7, 1992. Incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.5	Certificate of Incorporation of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”), dated February 26, 1996. Incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

Exhibit
No.	Description of Exhibit
3.6	Certificate of Amendment to the Certificate of Incorporation of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”), dated January 16, 2001. Incorporated by reference from Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.7	Certificate of Incorporation of Contour Aerospace Corporation, dated December 4, 2003. Incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.8	By-laws of Vought Aircraft Industries, Inc. Incorporated by reference from Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.9	By-laws of VAC Industries, Inc. Incorporated by reference from Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.10	By-laws of Vought Commercial Aircraft Company (fka “Northrop Grumman Commercial Aircraft Company”). Incorporated by reference from Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

3.11	By-laws of Contour Aerospace Corporation. Incorporated by reference from Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.1	Indenture, dated July 2, 2003, among Vought Aircraft Industries, Inc., as issuer, VAC Industries, Inc., Vought Commercial Aircraft Company and The Aerostructures Corporation, as guarantors, and Wells Fargo Bank Minnesota, National Association, as trustee. Incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.2	Supplemental Indenture, dated December 4, 2003, among Vought Aircraft Industries, Inc., as issuer, VAC Industries, Inc., Vought Commercial Aircraft Company and The Aerostructures Corporation, as guarantors, Contour Aerospace Corporation, as additional guarantor, and Wells Fargo Bank Minnesota, National Association, as trustee. Incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.3	Form of Note (included as Exhibit A to Exhibit 4.1). Incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

4.4	Form of Notation of Senior Note Relating to Subsidiary Guarantee (included as Exhibit C to Exhibit 4.1). Incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

10.1	Credit Agreement, dated as of December 22, 2004, by and among Vought Aircraft Industries, Inc., as borrower, certain subsidiaries of Vought Aircraft Industries, Inc., as guarantors, certain Financial Institutions, as lenders, Lehman Commercial Paper Inc., in its capacity as administrative agent and in its capacity as collateral agent, JPMorgan Chase Bank, N.A., in its capacity as syndication agent and Goldman Sachs Credit Partners, L.P., as Documentation Agent. (Portions of this exhibit have been redacted in connection with our application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.) Incorporated by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (Registration No. 333-112528), filed with the SEC on March 30, 2005.

10.2	Consulting agreement between Vought Aircraft Industries, Inc. and Tom Risley dated January 31, 2006. Incorporated by reference from Exhibit 10.2 to the Registrant’s filing of Form 8-K with the SEC on February 6, 2006.

Exhibit
No.	Description of Exhibit
10.3	Employment agreement between Vought Aircraft Industries, Inc. and Elmer Doty dated March 29, 2006. Incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006.

10.4	First Amendment to the employment agreement between Vought Aircraft Industries, Inc. and Elmer Doty dated February 13, 2007. Incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2009.

10.5	Second Amendment to the employment agreement between Vought Aircraft Industries, Inc. and Elmer Doty dated December 31, 2008. Incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2009.

10.6	Employment agreement between Vought Aircraft Industries, Inc. and Keith Howe dated January 4, 2007. Incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2007.

10.7	First Amendment to the employment agreement between Vought Aircraft Industries, Inc. and Keith Howe dated December 31, 2008. Incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2009.

10.8	Employment agreement between Vought Aircraft Industries, Inc. and Steve Davis dated November 8, 2007. Incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007.

10.9	First Amendment to the employment agreement between Vought Aircraft Industries, Inc. and Steve Davis dated December 31, 2008. Incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2009.

10.10	Employment agreement between Vought Aircraft Industries, Inc. and Dennis Orzel dated November 8, 2007. Incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007.

10.11	First Amendment to the employment agreement between Vought Aircraft Industries, Inc. and Dennis Orzel dated December 31, 2008. Incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2009.

10.12	Employment agreement between Vought Aircraft Industries, Inc. and Joy Romero dated August 28, 2007. Incorporated by reference from Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2009.

10.13	First Amendment to the employment agreement between Vought Aircraft Industries, Inc. and Joy Romero dated December 31, 2008. Incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2009.

10.14 *	Second Amendment to the employment agreement between Vought Aircraft Industries, Inc. and Joy Romero dated July 29, 2009.

10.15	Asset Purchase Agreement between Vought Aircraft Industries, Inc. and Boeing Commercial Airplanes Charleston South Carolina, Inc. (formerly known as BCACSC, Inc.), a wholly owned subsidiary of The Boeing company, dated July 6, 2009. Incorporated by reference from Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2009.

14.1	Code of Ethics for the Board of Directors, Chief Executive Officer, Chief Financial Officer and Controller. Incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (Registration No. 333-112528), filed with the SEC on March 30, 2005.

21.1	Subsidiaries of the Registrant. Incorporated by reference from Exhibit 21.1 to the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-112528), filed with the SEC on April 15, 2004.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description of Exhibit
32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.
March 25, 2010	/s/ ELMER DOTY
(Date)	Elmer Doty
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ ELMER L. DOTY	President, Chief Executive Officer and Director	March 25, 2010
Elmer L. Doty

/s/ Keith B. Howe	Vice President and Chief Financial Officer	March 25, 2010
Keith B. Howe

/s/ Mark F. Jolly	Principal Accounting Officer	March 25, 2010
Mark F. Jolly

/s/ Peter J. Clare	Director	March 25, 2010
Peter J. Clare

/s/ C. David CUSH	Director	March 25, 2010
C. David Cush

/s/ Allan M. Holt	Director	March 25, 2010
Allan M. Holt

/s/ General John P. Jumper (u.s. Air Force Retired)	Director	March 25, 2010
General John P. Jumper (U.S. Air Force Retired)

/s/ Ian Massey	Director	March 25, 2010
Ian Massey

/s/ Adam J. Palmer	Director	March 25, 2010
Adam J. Palmer

/s/ Daniel P. Schrage	Director	March 25, 2010
Daniel P. Schrage

/s/ David L. Squier	Director	March 25, 2010
David L. Squier

/s/ Samuel R. White	Director	March 25, 2010
Samuel R. White