Form 10-Q
period 2010-03-28
VOUGHT AIRCRAFT INDUSTRIES INC
filed 2010-05-07
CIK 1278061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010
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
     The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at May 7, 2010 was 24,818,900.

		Page
	PART I — FINANCIAL INFORMATION

Item 1	Interim Unaudited Condensed Consolidated Financial Statements	4
	Consolidated Balance Sheets	4
	Consolidated Statements of Operations	5
	Consolidated Statements of Cash Flows	6
	Notes to the Interim Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	27

Item 3	Quantitative And Qualitative Disclosures About Market Risk	39

Item 4	Controls And Procedures	41

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A	Risk Factors	42

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3	Defaults Upon Senior Securities	42

Item 5	Other Information	42

Item 6	Exhibits	43

	Signatures	44
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

PART I — FINANCIAL INFORMATION
ITEM 1. INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vought Aircraft Industries, Inc.
Consolidated Balance Sheets
($ in millions, except share amounts)

	March 28,
	2010	December 31,
	(unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$149.7	$116.0
Restricted cash	43.4	43.8
Trade and other receivables	159.5	127.9
Inventories	453.4	511.3
Other current assets	10.1	8.5

Total current assets	816.1	807.5

Property, plant and equipment, net	273.1	275.9
Goodwill	404.8	404.8
Identifiable intangible assets, net	18.6	20.4
Other non-current assets	0.9	1.3

Total assets	$1,513.5	$1,509.9

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$171.1	$140.9
Accrued and other liabilities	59.8	68.3
Accrued payroll and employee benefits	44.5	46.9
Accrued post-retirement benefits-current	37.5	37.4
Accrued pension-current	3.3	3.5
Current portion of long-term bank debt	320.4	319.8
Accrued contract liabilities	40.0	74.2

Total current liabilities	676.6	691.0

Long-term liabilities:
Accrued post-retirement benefits	363.5	364.9
Accrued pension	595.2	612.2
Long-term bond debt	270.0	270.0
Other non-current liabilities	74.2	75.3

Total liabilities	1,979.5	2,013.4

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,818,900 and 24,818,806 issued and outstanding at March 28, 2010 and December 31, 2009, respectively	0.3	0.3
Additional paid-in capital	423.2	422.8
Shares held in rabbi trust	(1.6)	(1.6)
Accumulated deficit	(146.2)	(173.0)
Accumulated other comprehensive loss	(741.7)	(752.0)

Total stockholders’ equity (deficit)	$(466.0)	$(503.5)

Total liabilities and stockholders’ equity (deficit)	$1,513.5	$1,509.9

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Operations
(unaudited, $ in millions)

	For the Three Months Ended
	March 28,	March 29,
	2010	2009
Revenue	$470.5	$390.3

Costs and expenses

Cost of sales	391.5	324.8
Selling, general and administrative expenses	39.7	28.5

Total costs and expenses	431.2	353.3

Operating income	39.3	37.0

Other income (expense)
Interest income	0.1	0.2
Interest expense	(12.6)	(15.0)

Income before income taxes	26.8	22.2
Income tax expense	—	—

Income (loss) from continuing operations	$26.8	$22.2
Income (loss) from discontinued operations	—	(4.3)

Net Income	$26.8	$17.9

See accompanying notes

Vought Aircraft Industries, Inc.
Consolidated Statements of Cash Flows
(unaudited, $ in millions)

	Three Months Ended
	March 28,	March 29,
	2010	2009
Operating activities
Net income	$26.8	$17.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12.9	15.9
Stock compensation expense	2.7	0.5
Changes in current assets and liabilities:
Trade and other receivables	(31.6)	(9.6)
Inventories	57.9	(66.1)
Other current assets	(2.6)	(3.7)
Accounts payable, trade	30.2	12.1
Accrued payroll and employee benefits	(2.4)	(1.7)
Accrued and other liabilities	(10.9)	—
Accrued contract liabilities	(34.2)	(36.7)
Other assets and liabilities—long-term	(8.8)	(1.6)

Net cash provided by (used in) operating activities	40.0	(73.0)
Investing activities
Capital expenditures	(6.7)	(8.3)

Net cash used in investing activities	(6.7)	(8.3)
Financing activities
Proceeds from short-term bank debt	—	135.0
Proceeds from long-term bank debt	—	25.0
Changes in restricted cash	0.4	—

Net cash provided by (used in) financing activities	0.4	160.0

Net increase (decrease) in cash and cash equivalents	33.7	78.7
Cash and cash equivalents at beginning of period	116.0	86.7

Cash and cash equivalents at end of period	$149.7	$165.4

See accompanying notes

Vought Aircraft Industries, Inc.
Notes to the Interim Unaudited Condensed Consolidated Financial Statements
Period Ending March 28, 2010
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
     On March 23, 2010, we entered into a merger agreement with Triumph Group, Inc. pursuant to which we will be acquired by Triumph. It is anticipated that in connection with that transaction all of our currently outstanding material indebtedness will be repaid in full. Triumph is a public company listed on the NYSE under the ticker symbol “TGI,” and is a designer, engineer, manufacturer, repairer and over hauler of aircraft components and accessories. The details of this merger agreement are further described in Note 14 — Debt.
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for interim periods. The results of operations for the three month period ended March 28, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2010.
     As a result of the sale of the assets and operations of our 787 business conducted at North Charleston, South Carolina (“787 business”) on July 30, 2009, the activities of the 787 business have been segregated and reported as discontinued operations for the three month period ended March 29, 2009 except with respect to the Consolidated Statements of Cash Flows. For further details, see Note 3 — Discontinued Operations.
     It is our practice to close our books and records based on a thirteen-week quarter, which can lead to different period end dates for comparative purposes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal year ends on December 31.

     The consolidated balance sheet at December 31, 2009 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
Note 2 — Recent Accounting Pronouncements
     In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We adopted ASU 2009-17 as of January 1, 2010, and its application had no impact on our interim, unaudited, condensed, consolidated financial statements.
     In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which provides amendments to Fair Value Measurements and Disclosures — Overall subtopic of the ASC. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. We adopted this update for our fiscal year beginning January 1, 2010. ASU 2010-06 did not have a material impact on our interim, unaudited, condensed, consolidated financial statements.
Note 3 — Discontinued Operations
     On July 30, 2009, we sold the assets and operations of our 787 business conducted at North Charleston, South Carolina to a wholly owned subsidiary of The Boeing Company. Concurrent with the closing of the transaction, we entered into an agreement terminating and resolving rights and obligations under the existing 787 supply agreement. We are currently providing certain transition services to Boeing pursuant to a transition services agreement. The transition services provided to Boeing are temporary and non-production related and thus not deemed direct cash flows of the Charleston 787 business. The transition services are included as a component of continuing operations and are expected to be completed in the next 15 months.
     We reclassified the results of operations related to our 787 Business to the income (loss) from discontinued operations, net of tax caption in our Consolidated Statements of Operations for the three month period ended March 29, 2009. The following table summarizes the components of income (loss) from discontinued operations, net of tax:

March 29,
2009
($ in millions)
Revenue	$12.3
Operating income	(4.3)
Income (loss) from discontinued operations, net of tax	$(4.3)

Note 4 — Inventories
     Costs included in inventory consist of all direct production costs, manufacturing and engineering overhead, production tooling costs and certain general and administrative expenses.
     Inventories consisted of the following:

	March 28,	December 31,
	2010	2009
	($ in millions)
Production costs of contracts in process	$630.7	$659.1
Finished goods	2.4	3.1
Less: unliquidated progress payments	(179.7)	(150.9)

Total inventories	$453.4	$511.3

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
     Identifiable intangible assets consisted of the following:

	March 28,	December 31,
	2010	2009
	($ in millions)
Programs and contracts	$137.3	$137.3
Less: accumulated amortization	(118.7)	(116.9)

Identifiable intangible assets, net	$18.6	$20.4

     The scheduled remaining amortization of identifiable intangible assets as of March 28, 2010 is as follows:

($ in millions)
2010	$3.0
2011	2.1
2012	2.1
2013	2.1
2014	2.1
Thereafter	7.2

Total remaining amortization of identifiable intangible assets	$18.6

Note 6 — Pension and Other Post-retirement Benefits
     The components of net periodic benefit cost for our pension plans and other post-retirement benefit plans were as follows:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
		($ in millions)
Components of net periodic benefit cost (income):
Service cost	$4.4	$4.0	$0.9	$1.0
Interest cost	28.7	28.2	5.3	6.4
Expected return on plan assets	(31.9)	(31.4)	—	—
Amortization of net (gain) loss	13.1	9.8	1.1	0.4
Amortization of prior service cost	3.1	3.1	(7.0)	(6.1)
Prior service cost recognized - curtailment	—	1.8	—	(0.2)
Plan settlement or curtailment (gain)/loss	—	4.6	—	3.4

Net periodic benefit cost	$17.4	$20.1	$0.3	$4.9

Defined contribution plan cost	$5.3	$4.6

We periodically experience events or take actions that affect our benefit plans. Some of these events or actions require remeasurements and result in special charges. The following summarizes the key events that affect our net periodic benefit cost and obligations:
•	During January of 2009, the IAM-represented employees at our Nashville facility ratified a new collective bargaining agreement. That agreement provides for certain benefit changes, including a freeze in pension benefit accruals, effective June 30, 2009, for bargaining unit employees who, as of that date, had less than 16 years of bargaining unit seniority. Employees subject to the pension freeze and any bargaining unit employees hired on or after September 29, 2008, receive a defined contribution benefit. The agreement provides for a one-time company paid retirement incentive program offered to eligible employees during 2009 and certain modifications to retiree medical benefits for bargaining unit retirees. These changes led to a remeasurement of the affected plans’ assets and obligations as of January 31, 2009, which increased our unfunded liability for the pension plan by $1.5 million, decreased our liability for the OPEB plan by $32.7 million and led to the immediate recognition of $9.6 million of net non-recurring charges.

Note 7 — Commitments
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
     The following table is a roll-forward of amounts accrued for warranty reserve included in Current and Long-term liabilities:

Warranty
Reserve
($ in millions)
Balance at December 31, 2008	$16.1
Warranty costs incurred	(1.5)
Provisions for warranties	(1.2)

Balance at December 31, 2009	$13.4

Warranty costs incurred	(1.0)
Provisions for warranties	—

Balance at March 28, 2010	$12.4

Consolidated Balance Sheet classification
Accrued and other liabilities	4.5
Other non-current liabilities	7.9
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

     The following is a roll-forward of amounts accrued for environmental liabilities included in Current and Long-term liabilities:

Environmental
Liability
($ in millions)
Balance at December 31, 2008	$3.2
Environmental costs incurred	(0.8)

Balance at December 31, 2009	2.4
Environmental costs incurred	(0.2)

Balance at March 28, 2010	$2.2

Consolidated Balance Sheet classification
Accrued and other liabilities	0.6
Other non-current liabilities	1.6
Note 9 — Other Non-Current Liabilities
     Other non-current liabilities consisted of the following:

	March 28,	December 31,
	2010	2009
	($ in millions)
Deferred income from the sale of Hawthorne facility (a)	$12.6	$12.6
State of Texas grant monies	33.1	34.1
Deferred worker’s compensation	17.7	16.5
Accrued warranties	7.9	8.9
Other	2.9	3.2

Total other non-current liabilities	$74.2	$75.3

(a)	In July 2005, we sold our Hawthorne facility and concurrently signed an agreement to lease back a certain portion of the facility from July 2005 to December 2010, with two additional five-year renewal options. Due to certain contractual obligations, which required our continuing involvement in the facility, this transaction was initially recorded as a financing transaction and not as a sale. The cash received in July 2005 of $52.6 million was recorded as a deferred liability on our balance sheet in other non-current liabilities.

During 2008, we determined that certain contractual obligations related to the portion of the facility which we have vacated were completed and we recognized $44.0 million of the deferred income balance. We also wrote off the fixed assets related to this portion of the facility resulting in a $1.6 million gain that was recorded in our Consolidated Statement of Operations during the fiscal year ended December 31, 2008. The $12.6 million liability related to the portion of the Hawthorne facility that we continue to lease will remain on our balance sheet until the related contractual obligations are fulfilled or the obligations expire.

(b)	We repaid $0.9 million related to the Texas grant during the three month period ended March 28, 2010. Additionally, we reclassified $1.0 million related to the Texas grant to the Accrued and Other Liabilities caption in our Consolidated Balance Sheet due to a potential repayment of a portion of the grant funds in 2011.

Note 10 — Income Taxes
     The Income Taxes topic of the ASC prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Our unrecognized tax benefit position as of December 31, 2009 was $1.8 million and there has not been a material change to that position during the three months ended March 28, 2010.
     On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law, which was amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010. These Acts include provisions that eliminate a future tax deduction related to Medicare Part D subsidies received on or after January 1, 2013. This change in tax law did not require an adjustment to tax expense because the Company has recorded a full valuation allowance against the deferred tax asset adjusted by the enacted legislation.
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
Note 11 — Stockholders’ Equity
     As of March 28, 2010, we maintained a stock option plan and an incentive award plan under which we have issued share-based awards to our employees and our directors.
2001 Stock Option Plan
     During 2001, we adopted the Amended and Restated 2001 Stock Option Plan of Vought Aircraft Industries, Inc., under which 1,500,000 shares of common stock were reserved for issuance for the purpose of providing incentives to employees and directors (the “2001 Stock Option Plan”). Options granted under the plan generally vest within 10 years, but were subject to accelerated vesting based on the ability to meet company performance targets. The incentive options granted to our employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. At March 28, 2010 options granted and outstanding from the 2001 Stock Option Plan to employees and directors amounted to 514,490 shares of which 451,560 are vested and exercisable.

     A summary of stock option activity for the three month period ended March 28, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Options	Price	(in Years)

Outstanding at December 31, 2009	520,200	$15.56
Granted	—	—
Forfeited or expired	(5,710)	10.00
Exercised	—	—

Outstanding at March 28, 2010	514,490	$15.62	2.4

Vested or expected to vest (a)	514,490	$15.62

Exercisable at March 28, 2010	451,560	$14.96	2.4

(a)	Represents outstanding options reduced by expected forfeitures. Expected forfeitures assumed for this plan were zero.
Shares Held in Rabbi Trust
     A rabbi trust is a grantor trust, typically established to fund deferred compensation for management. In 2000, we established a rabbi trust in connection with certain income deferrals made at that time by a number of our then-executives. Shares of company stock were contributed to the rabbi trust in order to fund the obligations to those executives in connection with those deferrals. Our stock held in the trust is recorded at historical cost, and the corresponding deferred compensation liability is recorded at the current fair value of our common stock. Common stock held in the rabbi trust is classified in equity as “Shares held in rabbi trust.” During the three month period ended March 28, 2010, no activity occurred in the rabbi trust account and 158,322 shares remain held in the rabbi trust.
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

Stock Appreciation Rights (SARs)
     A summary of SARs activity for the three month period ended March 28, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	SARs	Price	(in Years)

Outstanding at December 31, 2009	976,840	$10.00	7.3
Granted	—	—
Forfeited or expired	—	—
Exercised	—	—

Outstanding at March 28, 2010	976,840	$10.00	7.1

Vested or expected to vest (a)	976,840	10.00

Exercisable at March 28, 2010	801,479	10.00	6.7

(a)	Represents outstanding SARs reduced by expected forfeitures.
     During the year ended December 31, 2009, the exercise of SARs resulted in the issuance of 1,614 shares of common stock. No SARs were exercised during the three month period ended March 28, 2010.
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
     A summary of RSUs activity for the three months ended March 28, 2010 is as follows:

		Grant-date
	RSUs	Fair-Value
Outstanding at December 31, 2009	617,105	$10.50
Granted	—	—
Forfeited or expired	—	—
Exercised	—	—

Outstanding at March 28, 2010	617,105	$10.50

Vested or expected to vest (a)	617,105

Exercisable at March 28, 2010	260,976	$11.73

(a)	Represents outstanding RSUs reduced by expected forfeitures.

Note 12 — Stock-Based Compensation
     As described in Note 11 — Stockholders’ Equity, we maintain a stock option plan and an incentive award plan under which we have issued equity-based awards to our employees and our directors. During 2010 and 2009, in accordance with the Compensation — Stock Compensation topic of the ASC, we recognized total compensation expense for all awards as follows:

	Stock Compensation Expense
	Three Months Ended
	March 28, 2010	March 29, 2009
	($ in millions)
Stock Options	$—	$—
Rabbi Trust	2.3	—
Stock appreciation rights (SARs)	0.1	0.1
Restricted stock units (RSUs)	0.1	0.3
Restricted shares	—	0.1

Stock compensation expense, gross	$2.5	$0.5

Change in forfeiture estimate	0.2	—

Stock compensation expense, net	$2.7	$0.5

     The terms and assumptions used in calculating stock compensation expense for each category of equity-based awards are included below.
Stock Options
     Stock options have been granted for a fixed number of shares to employees and directors with an exercise price equal to no less than the fair value of the shares at the date of grant. No stock options have been granted since 2005. Under the “modified prospective” method of the Compensation — Stock Compensation topic of the ASC, we were required to value our stock options under the fair value method and expense these amounts over the stock options’ remaining vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. No additional stock options have been granted since our application of the modified prospective method. The amount of stock compensation expense recorded for stock options during the three month period ended March 28, 2010 and March 29, 2009 was immaterial.
Shares Held in Rabbi Trust
     During the three month period ended March 28, 2010, we recorded additional stock compensation expense, included in general and administrative expense, to reflect the impact of an estimated increase in the fair value of our common stock. This increase in value resulted in an increase to our accrued payroll and employee benefits line item on our balance sheet.

Stock Appreciation Rights (SARs)
     SARs have been granted to employees and directors with an exercise price equal to no less than the fair value of the shares at the date of grant. The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model and based on a number of assumptions including expected term, volatility and interest rates. Because we do not have publicly traded equity or reliable historical data to estimate the expected term of the SARs, we used a temporary “simplified method” to estimate our expected term. Based on the guidance of the Compensation — Stock Compensation topic of the ASC, expected volatility was derived from an index of historical volatilities from several companies that conduct business in the aerospace industry. The risk free interest rate is based on the U.S. treasury yield curve on the date of grant for the expected term of the option. Our estimated forfeiture rate was 26% as of March 29, 2009 but was adjusted to 22% during the three month period ended June 28, 2009. During the three month period ended March 28. 2010, we adjusted the forfeiture rate to assume no further forfeitures. As a result, we recorded $0.1 million of additional stock compensation expense related to SARs.
     No SARs were granted during the three month periods ended March 28, 2010 and March 29, 2009. As of March 28, 2010, we had $0.5 million of unrecognized compensation expense remaining as a result of the grants made in prior years.
Restricted Stock Units (RSUs)
     The value of each RSU awarded is based on the estimated fair value of our common stock on the date of issuance in accordance with the Compensation — Stock Compensation topic of the ASC. Because we do not have publicly traded equity, we use an independent third party valuation firm to compute the fair market value of our common stock. Our estimated forfeiture rate was 26% as of March 29, 2009 but was adjusted to 22% during the three month period ended June 28, 2009. During the three month period ended March 28. 2010, we adjusted the forfeiture rate to assume no further forfeitures. As a result, we recorded $0.1 million additional compensation expense related to RSUs. Additionally, no forfeiture rate was used in our calculation of the grants to the CEO and CFO that vest upon the first occurrence of a change in control or a date specified in the agreement, due to our assumption that they will remain employed until the vesting of these awards. As of March 28, 2010, we had $0.7 million of unrecognized compensation expense remaining.
Note 13- Comprehensive Income
     Comprehensive income consisted of the following:

	For the Three Months Ended
	March 28,	March 29,
	2010	2009
	($ in millions)
Net income	$26.8	$17.9
Other comprehensive income (loss), net of tax
Pension	16.2	11.4
OPEB	(5.9)	27.0

Total other comprehensive income	$37.1	$56.3

Note 14 — Debt
     Our total outstanding debt as of March 28, 2010 was $590.4 million which included $320.4 million incurred under our senior credit facilities and $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”). The $320.4 million balance under our senior credit facilities reflected on the Consolidated Balance Sheet includes $322.2 million in outstanding term loans, net of $1.8 million of unamortized original issue discount. The following paragraphs include further details on the components of the Long-term debt balances in our Consolidated Balance Sheet.
     On July 2, 2003, we issued $270.0 million of Senior Notes with interest payable on January 15 and July 15 of each year, beginning January 15, 2004. We may redeem the notes in full or in part as specified in the indenture governing our outstanding Senior Notes. The notes are senior unsecured obligations guaranteed by all of our existing and future domestic subsidiaries. The fair value of our Senior Notes was approximately $271.9 million and $269.7 million as of March 28, 2010 and December 31, 2009, respectively, based on quoted market prices.
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
     On May 6, 2008, we borrowed an additional $200.0 million of term loans pursuant to our existing senior credit facilities (the “Incremental Facility”). We received net proceeds of approximately $184.6 million from the Incremental Facility net of a $10.0 million original issue discount and $5.4 million of debt origination costs, to be used for general corporate purposes. Our effective interest rate on the Incremental Facility for the three month periods ended March 28, 2010 and March 29, 2009 was 12.0% and 10.1% respectively.
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
     On July 30, 2009 we entered into an Amendment to our Credit Agreement (“Amendment”) which modified the Credit Agreement to allow the sale of our 787 business (discussed in Note 3 — Discontinued Operations) and provided for use of cash proceeds from the transaction to (i) pay down $355.0 million of term loans outstanding and (ii) repay outstanding amounts on our revolver of $135.0 million and to permanently reduce revolving commitments under the Credit Agreement to $100.0 million. The Amendment converted the synthetic letter of credit facility under the Credit Agreement into additional term loan of $50.0 million, a portion of which is used as cash collateral for letters of credit previously issued under the synthetic letter of credit facility. As of March 28, 2010, the cash restricted as collateral for outstanding letters of credit was $43.4 million. The Amendment increased the interest rate on all loans to London Interbank Offering Rate (LIBOR) plus a margin of 4.00%, with a minimum LIBOR floor of 3.50%.
     In August 2009, Barclay’s Bank PLC replaced Lehman Commercial Paper, Inc. as the administrative and collateral agent under our existing senior credit facilities.

     Under the terms of the senior credit facility, we are required to prepay or refinance any amounts outstanding of our $270.0 million Senior Notes by the last business day of 2010 or we must repay the aggregate amount of loans outstanding at that time under the senior credit facility unless a lender waives such prepayment (so long as a majority of our lenders (voting on a class basis) agree to such waiver). Because of the requirement to refinance the Senior Notes, the amounts outstanding under our senior credit facility have been classified as a current liability as of March 28, 2010.
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
Note 15- Related Party Transactions
     A management agreement between us and our controlling stockholder, The Carlyle Group, requires us to pay an annual fee of $2.0 million for various management services. We incurred fees of $0.5 million pursuant to this management agreement for the three month periods ended March 28, 2010 and March 29, 2009, respectively. The Carlyle Group also serves, in return for additional fees, as our financial advisor for mergers, acquisitions, dispositions and other strategic and financial activities.
     Since 2002, we have had an ongoing commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services. Wesco currently provides aerospace hardware to us pursuant to long-term contracts. On September 29, 2006, The Carlyle Group acquired a majority stake in Wesco, and as a result, we are both now under common control of The Carlyle Group through its affiliated funds. In addition, four of our directors, Messrs. Squier, Clare, Palmer and Jumper, also serve on the board of directors of Wesco. The Carlyle Group may indirectly benefit from their economic interest in Wesco from its contractual relationships with us. The total amount paid to Wesco pursuant to our contracts with Wesco for the three month periods ended March 28, 2010 and March 29, 2009 was approximately $8.1 million and $5.1 million, respectively.
     In connection with the sale of our 787 business (discussed in Note 3 — Discontinued Operations), two of our agreements with Wesco were assigned to a subsidiary of Boeing. Approximately $1.0 million was paid to Wesco under those agreements for the three month period ending March 29, 2009.
     We also have an ongoing commercial relationship with Gardner Group Ltd (“Gardner Group”), a supplier of metallic aerostructure details, equipment and engine components to the global aviation industry. Gardner Group currently provides aerospace parts to us. The most recent agreement with the Gardner Group was entered into on November 5, 2007. During 2008 and most of 2009, The Carlyle Group held a majority equity interest in the Gardner Group. As a result, the Gardner Group and our company were both under common control of The Carlyle Group through its affiliated funds during those periods. The Carlyle Group may have indirectly benefited from their economic interest in Gardner Group from its contractual relationships with us. The total amount paid to Gardner Group pursuant to our contracts with Gardner Group for the three month period ended March 29, 2009 was $0.2 million.

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

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
March 28, 2010
($ in millions, except share amounts) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$149.6	$0.1	$—	$149.7
Restricted cash	43.4	—	—	43.4
Trade and other receivables	152.8	6.7	—	159.5
Intercompany receivable	12.2	8.7	(20.9)	—
Inventories	439.6	13.8	—	453.4
Other current assets	9.5	0.6	—	10.1

Total current assets	807.1	29.9	(20.9)	816.1

Property, plant and equipment, net	265.1	8.0	—	273.1
Goodwill	341.1	63.7	—	404.8
Identifiable intangible assets, net	18.6	—	—	18.6
Other non-current assets	0.9	—	—	0.9
Investment in affiliated company	81.4	—	(81.4)	—

Total assets	$1,514.2	$101.6	$(102.3)	$1,513.5

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$165.6	$5.5	$—	$171.1
Intercompany payable	8.7	12.2	(20.9)	—
Accrued and other liabilities	58.5	1.3	—	59.8
Accrued payroll and employee benefits	43.3	1.2	—	44.5
Accrued post-retirement benefits-current	37.5	—	—	37.5
Accrued pension-current	3.3	—	—	3.3
Current portion of long-term bank debt	320.4	—	—	320.4
Accrued contract liabilities	40.0	—	—	40.0

Total current liabilities	677.3	20.2	(20.9)	676.6

Long-term liabilities:
Accrued post-retirement benefits	363.5	—	—	363.5
Accrued pension	595.2	—	—	595.2
Long-term bond debt	270.0	—	—	270.0
Other non-current liabilities	74.2	—	—	74.2

Total liabilities	1,980.2	20.2	(20.9)	1,979.5

Stockholders’ equity (deficit):
Common stock, par value $.01 per share; 50,000,000 shares authorized, 24,818,806 issued and outstanding at March 29, 2009	0.3	—	—	0.3
Additional paid-in capital	423.2	80.3	(80.3)	423.2
Shares held in rabbi trust	(1.6)	—	—	(1.6)
Accumulated equity (deficit)	(146.2)	1.1	(1.1)	(146.2)
Accumulated other comprehensive loss	(741.7)	—	—	(741.7)

Total stockholders’ equity (deficit)	$(466.0)	$81.4	$(81.4)	$(466.0)

Total liabilities and stockholders’ equity (deficit)	$1,514.2	$101.6	$(102.3)	$1,513.5

Vought Aircraft Industries, Inc.
Consolidating Balance Sheet
December 31, 2009
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

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Three Months Ended March 28, 2010
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$455.7	$18.5	$(3.7)	$470.5

Costs and expenses

Cost of sales	379.4	15.8	(3.7)	391.5
Selling, general and administrative expenses	38.5	1.2	—	39.7

Total costs and expenses	417.9	17.0	(3.7)	431.2

Operating income	37.8	1.5	—	39.3

Other income (expense)
Interest income	0.1	—	—	0.1
Interest expense	(12.6)	—	—	(12.6)
Equity in income (loss) of consolidated subsidiaries	1.5	—	(1.5)	—

Income (loss) before income taxes	26.8	1.5	(1.5)	26.8
Income tax expense	—	—	—	—

Net income (loss)	$26.8	$1.5	$(1.5)	$26.8

Vought Aircraft Industries, Inc.
Consolidating Statement of Operations
Three Months Ended March 29, 2009
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Totals
Revenue	$377.0	$17.0	$(3.7)	$390.3

Costs and expenses

Cost of sales	313.4	15.1	(3.7)	324.8
Selling, general and administrative expenses	27.3	1.2	—	28.5

Total costs and expenses	340.7	16.3	(3.7)	353.3

Operating income	36.3	0.7	—	37.0

Other income (expense)
Interest income	0.2	—	—	0.2
Interest expense	(15.0)	—	—	(15.0)
Equity in income (loss) of consolidated subsidiaries	0.7	—	(0.7)	—

Income (loss) before income taxes	22.2	0.7	(0.7)	22.2
Income tax expense	—	—	—	—

Income (loss) from continuing operations	22.2	0.7	(0.7)	22.2
Income (loss) from discontinued operations, net of tax	(4.3)	—	—	(4.3)

Net income (loss)	$17.9	$0.7	$(0.7)	$17.9

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Three Months Ended March 28, 2010
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$26.8	$1.5	$(1.5)	$26.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12.5	0.4	—	12.9
Stock compensation expense	2.7	—	—	2.7
Income from investments in consolidated subsidiaries	(1.5)	—	1.5	—
Changes in current assets and liabilities:
Trade and other receivables	(31.9)	0.3	—	(31.6)
Intercompany accounts receivable	3.5	(0.5)	(3.0)	—
Inventories	58.3	(0.4)	—	57.9
Other current assets	(2.6)	—	—	(2.6)
Accounts payable, trade	28.3	1.9	—	30.2
Intercompany accounts payable	0.5	(3.5)	3.0	—
Accrued payroll and employee benefits	(2.2)	(0.2)	—	(2.4)
Accrued and other liabilities	(10.7)	(0.2)	—	(10.9)
Accrued contract liabilities	(34.2)	—	—	(34.2)
Other assets and liabilities—long-term	(8.8)	—	—	(8.8)

Net cash provided by (used in) operating activities	40.7	(0.7)	—	40.0
Investing activities
Capital expenditures	(6.7)	—	—	(6.7)

Net cash used in investing activities	(6.7)	—	—	(6.7)
Financing activities
Changes in restricted cash	0.4	—	—	0.4

Net cash provided by (used in) financing activities	0.4	—	—	0.4

Net increase in cash and cash equivalents	34.4	(0.7)	—	33.7
Cash and cash equivalents at beginning of period	115.2	0.8	—	116.0

Cash and cash equivalents at end of period	$149.6	$0.1	$—	$149.7

Vought Aircraft Industries, Inc.
Consolidating Cash Flow Statement
Three Months Ended March 29, 2009
($ in millions) (Unaudited)

		Guarantor	Intercompany
	Vought	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$17.9	$0.7	$(0.7)	$17.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15.5	0.4	—	15.9
Stock compensation expense	0.5	—	—	0.5
Income from investments in consolidated subsidiaries	(0.7)	—	0.7	—
Changes in current assets and liabilities:
Trade and other receivables	(8.5)	(1.1)	—	(9.6)
Intercompany accounts receivable	(1.4)	(0.6)	2.0	—
Inventories	(65.0)	(1.1)	—	(66.1)
Other current assets	(3.6)	(0.1)	—	(3.7)
Accounts payable, trade	10.7	1.4	—	12.1
Intercompany accounts payable	0.6	1.4	(2.0)	—
Accrued payroll and employee benefits	(1.4)	(0.3)	—	(1.7)
Accrued and other liabilities	(0.1)	0.1	—	—
Accrued contract liabilities	(36.7)	—	—	(36.7)
Other assets and liabilities — long-term	(2.6)	1.0	—	(1.6)

Net cash provided by (used in) operating activities	(74.8)	1.8	—	(73.0)
Investing activities
Capital expenditures	(6.5)	(1.8)	—	(8.3)

Net cash used in investing activities	(6.5)	(1.8)	—	(8.3)
Financing activities
Proceeds from short-term bank debt	135.0	—	—	135.0
Proceeds from long-term bank debt	25.0	—	—	25.0

Net cash provided by (used in) financing activities	160.0	—	—	160.0

Net increase in cash and cash equivalents	78.7	—	—	78.7
Cash and cash equivalents at beginning of period	86.6	0.1	—	86.7

Cash and cash equivalents at end of period	$165.3	$0.1	$—	$165.4

Note 17 — Fair Value Measurements
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
     As of March 28, 2010, we had $149.4 million of short term investments, primarily money market funds, reflected at cost, which approximates fair value, in our cash and cash equivalents balance on our Consolidated Balance Sheet. The fair value of this asset involves Level 2 inputs and is determined based on a market approach.
     Our deferred compensation liability to former executives is based on the most recently obtained fair value of our common stock. As of March 28, 2010, the determination of the fair value of this $4.4 million liability involved Level 3 inputs. The value of this liability has increased by $2.3 million since December 31, 2009.
Note 18 — Subsequent Events
     Subsequent to March 28, 2010, and in connection with our prior entry into the merger agreement with Triumph, we entered into letter agreements relating to certain transaction bonus opportunities totaling approximately $5.0 million with certain executives. The letter agreements provide for the payment of a cash bonus to each of the executives within 5 days of the closing of the merger with Triumph. The bonuses are conditioned on the closing of the merger with Triumph and the executive’s execution of a general release of claims against us. In the event the merger agreement is terminated or amended prior to the closing date of the merger, we have reserved the right to revise or retract the executive’s right to receive the bonus.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our interim unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.
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
     Most of our revenues are generated under long-term contracts. Our customers typically place orders well in advance of required deliveries, which gives us considerable visibility with respect to our future revenues. These advance orders also generally create a significant backlog for us, which was approximately $2.1 billion at March 28, 2010. Our calculation of backlog includes only firm orders for commercial and business jet programs and funded orders for government programs, which causes our backlog to be substantially lower than the estimated aggregate dollar value of our contracts and may not be comparable to others in the industry.
     For our commercial and business jet programs, changes in the economic environment and the financial condition of airlines may cause our customers to increase or decrease deliveries, adjusting firm orders that would affect our backlog. Also, volatility in the financial markets may impact the overall demand for our commercial and business aircraft products. To the extent financial market conditions worsen, we could experience decline in the future on demand for our commercial and business aircraft products. For our military aircraft programs, the Department of Defense and other government agencies have the right to terminate both our contracts and/or our customers’ contracts either for default or, if the government deems it to be in its best interest, for convenience.

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
     Commercial Aircraft. Sales to the commercial aircraft market are affected by the financial health of the commercial airline industry, passenger and cargo air traffic, the introduction of new aircraft models, and the availability and profile of used aircraft. Production rates slowed on many of our commercial aircraft in 2009 and we expect those lower rates to continue through 2010 with a slow recovery thereafter.
     Military Aircraft. U.S. national defense spending and procurement funding decisions, global geopolitical conditions, and current operational use of the existing military aircraft fleet drive sales in the military aircraft market. We believe that the demand for our rotorcraft programs, which are some of the key equipment being used in military operations, will experience some pressure during the next several years. Historically, the majority of our military revenues and a significant portion of our total revenue have been generated from our C-17 program. The U.S. government has funded aircraft that would support C-17 production through mid 2012. However, our business could be adversely impacted if the Government does not fund additional C-17 aircraft.
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
     On July 30, 2009, we sold the assets and operations of our 787 business conducted at North Charleston, South Carolina to a wholly owned subsidiary of The Boeing Company. Concurrent with the closing of the transaction, we entered into an agreement terminating and resolving rights and obligations under the existing 787 supply agreement. Under a newly negotiated contract, we still manufacture certain components for the 787 program as well as provide engineering services to Boeing pursuant to an engineering services agreement. We are providing certain transition services to Boeing pursuant to a transition services agreement and performing new work scope on the Boeing 737 and 777 aircraft pursuant to a long-term supply agreement.
     Under the terms of the senior credit facility, we are required to prepay or refinance any amounts outstanding of our $270.0 million Senior Notes by the last business day of 2010 or we must repay the aggregate amount of loans outstanding at that time under the senior credit facility unless a lender waives such prepayment (so long as a majority of our lenders (voting on a class basis) agree to such waiver). Because of the requirement to refinance the Senior Notes, the amounts outstanding under our senior credit facility have been classified as a current liability as of March 28, 2010.

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
Results of Operations

	Three Months	Three Months
	Ended	Ended
	March 28, 2010	March 29, 2009	$ Change
		($ in millions)
Revenue:
Commercial	$229.9	$168.5	$61.4
Military	172.9	146.2	26.7
Business Jet	67.7	75.6	(7.9)

Total revenue	$470.5	$390.3	$80.2
Costs and expenses:
Cost of sales	391.5	324.8	66.7
Selling, general and administrative	39.7	28.5	11.2

Total costs and expenses	$431.2	$353.3	$77.9

Operating income	39.3	37.0	2.3
Interest expense, net	(12.5)	(14.8)	2.3
Income tax expense	—	—	—

Income from continuing operations	$26.8	$22.2	$4.6
Income from discontinued operations, net of tax	—	(4.3)	4.3

Net income	$26.8	$17.9	$8.9

Comparison of Results of Operations for the Three Months Ended March 28, 2010 and March 29, 2009
Revenues. Revenue for the three months ended March 28, 2010 was $470.5 million, an increase of $80.2 million, or 21%, compared with the same period in the prior year. When comparing the first quarter of 2010 with the same period in the prior year:
•	Commercial revenue increased $61.4 million, or 36%, primarily due to increased sales for the 747-8 program.

•	Military revenue increased $26.7 million, or 18% mainly due increased deliveries for the V-22 and C-130 programs as well as higher spares deliveries for the C-17 program.

•	Business Jet revenue decreased $7.9 million, or 10%, primarily due to the absence in 2010 of non-recurring sales for the Cessna Citation Columbus 850.
Operating income. Operating income from continuing operations for the three months ended March 28, 2010 was $39.3 million, an increase of $2.3 million, or 6%, compared with $37.0 million for the comparable period in the prior year. This increase was largely due to increased deliveries on 747-8 program and the absence in 2010 of a pension and other post-employment benefits curtailment charge recognized in 2009 that resulted from the IAM collective bargaining agreement in Nashville partially offset by lower margins on military programs.
Interest expense, net. Interest expense, net for the three month period ended March 28, 2010 was $12.5 million, a decrease of $2.3 million, or 16%, compared with $14.8 million for the same period in the prior year. Interest expense decreased due to lower outstanding debt balances in 2010 as compared to 2009.
Income (loss) from discontinued operations, net of tax. Loss from discontinued operations, net of tax for the three month period ended March 29, 2009 was $4.3 million reflecting the loss recognized on the operations of the 787 business during that period.
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
     Accrued contract liabilities consisted of the following:

	March 28,	December 31,
	2010	2009
	($ in millions)
Advances and progress billings	$34.2	$59.4
Forward loss	—	1.7
Other	5.8	13.1

Total accrued contract liabilities	$40.0	$74.2

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
     The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% and is utilized principally in calculating the PBO and annual pension expense. In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for certain eligible retired employees. Such benefits were unfunded as of December 31, 2009 and March 28, 2010. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.

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
     In accordance with the Compensation — Retirement Benefits topic of the ASC we recognized the funded status of our benefit obligation in our statement of financial position as of December 31, 2009. The funded status was measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan.
Recent Accounting Pronouncements
     In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We adopted ASU 2009-17 as of January 1, 2010, and its application had no impact on our interim, unaudited, condensed, consolidated financial statements.
     In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which provides amendments to Fair Value Measurements and Disclosures — Overall subtopic of the ASC. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. We adopted this update for our fiscal year beginning January 1, 2010. ASU 2010-06 did not have a material impact on our interim, unaudited, condensed, consolidated financial statements.
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
     Our pension plan funding obligations also impact our liquidity and capital resources. In our annual report on Form 10-K for the fiscal year ended December 31, 2009, we provided estimates of our pension plan contributions for 2010 — 2014. Our future pension contributions are primarily driven by the funded level of our plans as of December 31 of each fiscal year. Two of the factors used in determining our liability under our plan are the discount rate and the market value of the plan assets.
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
     As of March 28, 2010, our total outstanding debt was approximately $590.4 million. This amount includes $270.0 million of 8% Senior Notes due 2011 (“Senior Notes”) and $320.4 million of term loans outstanding under our senior credit facilities. Additionally, we had $41.3 million in outstanding letters of credit with $43.4 million of restricted cash as collateral for them.
     Our outstanding term loans, including amounts under the Incremental Facility, are repayable in equal quarterly installments of approximately $1.5 million with the balance due on December 22, 2011. Our revolving commitments are scheduled to expire on December 22, 2010. However, we have an extension provision that allows us to extend our revolving commitments with lenders who agree to such extension to a date to be agreed. We are also obligated to pay an annual commitment fee on the unused portion of our revolver of 0.5% or less, based on our leverage ratio.
     Under the terms of the senior credit facility, we are required to prepay or refinance any amounts outstanding of our $270.0 million Senior Notes by the last business day of 2010 or we must repay the aggregate amount of loans outstanding at that time under the senior credit facility unless a lender waives such prepayment (so long as a majority of our lenders (voting on a class basis) agree to such waiver). Because of the requirement to refinance the Senior Notes, the amounts outstanding under our senior credit facility have been classified as a current liability as of March 28, 2010.
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

     Credit Agreements and Debt Covenants. The indenture governing our Senior Notes and our credit agreement contain customary affirmative and negative covenants for facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. The credit agreement also requires that we maintain certain financial covenants including a leverage ratio, the requirement to maintain minimum interest coverage ratios, as defined in the agreement, and a limitation on our capital spending levels. The indenture governing our Senior Notes also contains various restrictive covenants, including the incurrence of additional indebtedness unless the debt is otherwise permitted under the indenture. As of March 28, 2010, we were in compliance with the covenants in the indenture and our credit agreement.
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
     Our senior credit facilities use Adjusted EBITDA to determine our compliance with two financial maintenance covenants. See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and reconciliation of that non-GAAP financial measure to net cash provided by (used in) operating activities. We are required not to permit our consolidated total leverage ratio, or the ratio of funded indebtedness (net of cash) at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter, to exceed 3.75:1.00 for fiscal periods during 2010 and 3.50:1.00 for fiscal periods thereafter. We also are required not to permit our consolidated net interest coverage ratio, or the ratio of Adjusted EBITDA for the twelve months ending on the last day of a quarter to our consolidated net interest expense for the twelve months ending on the same day, to be less than 3.50:1.00 for fiscal periods ending during 2010 and for fiscal periods thereafter. Each of these covenants is tested quarterly, and our failure to comply could result in a default and, potentially, an event of default under our senior credit facilities. If not cured or waived, an event of default could result in acceleration of this indebtedness. Our credit facilities also use Adjusted EBITDA to determine the interest rates on our borrowings, which are based on the consolidated total leverage ratio described above. Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our senior credit facilities. Accordingly, a change in our Adjusted EBITDA could increase or decrease our cost of funds. The actual results of the total leverage ratio and net interest coverage ratio for the three month period ended March 28, 2010 were 1.61:1.00 and 5.39:1.00, respectively.
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
     Adjusted EBITDA for the three month period ended March 28, 2010 was $60.7 million, a decrease of $7.5 million from the same period in the prior year. The following table is a reconciliation of the non-GAAP measure from our cash flows from operations:
Reconciliation of Non-GAAP Measure — Adjusted EBITDA

	For the Three Months Ended
	March 28,	March 29,
	2010	2009
Net cash provided by (used in) operating activities	$40.0	$(73.0)
Interest expense, net	12.5	14.8
Income tax expense (benefit)	—	—
Stock compensation expense	(2.7)	(0.5)
Non-cash interest expense	(1.6)	(1.8)
787 tooling amortization	—	0.5
Changes in operating assets and liabilities	2.4	107.3

EBITDA	$50.6	$47.3

Non-recurring investment in Boeing 787 (1)	—	3.1
Unusual charges & other non-recurring program costs (2)	6.9	7.2
Pension & OPEB curtailment and non-cash expense (3)	—	9.6
Other (4)	3.2	1.0

Adjusted EBITDA	$60.7	$68.2

(1)	Investment in Boeing 787—The Boeing 787 program, described elsewhere in this quarterly report, required substantial start-up costs in prior periods as we built a new facility in South Carolina and invested in new manufacturing technologies dedicated to the program. These start-up investment costs were expensed in our financial statements over several periods due to their magnitude and timing. Our credit agreement excludes our significant start-up investment in the Boeing 787 program because it represented an unusual significant investment in a major new program that was not indicative of ongoing core operations. Accordingly, the impact of the investment that was expensed during the period was excluded from the calculation of Adjusted EBITDA.

(2)	Unusual charges and other non-recurring program costs—Our senior credit agreement excludes our expenses for unusual events in our operations and non-recurring costs that are not indicative of ongoing core operating performance, and accordingly the charges that have been expensed during the period are added back to Adjusted EBITDA.

For the three month periods ended March 28, 2010 and March 29, 2009, we incurred $3.9 million and $3.1 million, respectively, of non-recurring costs primarily related to a facilities rationalization initiative and $3.0 million and $0.3 million of non-recurring costs related to Information Systems implementation initiatives. Additionally, for the three month period ended March 29, 2009, we recognized an additional $3.8 million in non-recurring program costs related to the strike at our Nashville facility.

(3)	Pension and other post-retirement benefits curtailment and non-cash expense related to the Compensation — Retirement Benefits topic of the ASC—The credit agreement allows us to remove non-cash benefit expenses, so to the extent that the recorded expense exceeds the cash contributions to the plan it is reflected as an adjustment in calculating Adjusted EBITDA. During the three month period ended March 29, 2009, we recognized $9.6 million curtailment resulting from the new IAM collective bargaining agreement. For more information, please refer to Note 6 — Pension and Other Post-Retirement Benefits to our interim unaudited condensed consolidated financial statements.

(4)	Other—Includes non-cash stock expense and related party management fees. Our credit agreement provides that these expenses are reflected as an adjustment in calculating Adjusted EBITDA.
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
Cash Flow Summary

	For the Three Months Ended
	March 28,	March 29,
	2010	2009	Change
	($ in millions)
Net income	$26.8	$17.9	$8.9
Non-cash items	15.6	16.4	(0.8)
Changes in working capital	(2.4)	(107.3)	104.9

Net cash provided by (used in) operating activities	40.0	(73.0)	113.0
Net cash used in investing activities	(6.7)	(8.3)	1.6
Net cash provided by financing activities	0.4	160.0	(159.6)

Net increase in cash and cash equivalents	33.7	78.7	(45.0)
Cash and cash equivalents at beginning of period	116.0	86.7	29.3

Cash and cash equivalents at end of period	$149.7	$165.4	$(15.7)

     Net cash provided by operating activities for the three month period ended March 28, 2010 was $40.0 million, an increase of $113.0 million compared to cash used of $73.0 million for the same period in 2009. This change primarily resulted from the timing of customer payments for the 747-8 program and the timing of milestone payments for the C-17 program.
     Net cash used in investing activities for the three months ended March 28, 2010 was $6.7 million, a decrease of $1.6 million compared to net cash used in investing activities of $8.3 million for the same period in 2009. The change is due to fewer capital expenditures in 2010.
     Net cash provided by financing activities for the three months ended March 28, 2010 was $0.4 million, a change of $159.6 million compared to cash provided of $160.0 million for the same period in 2009. This change primarily resulted from the absence in 2010 of the $135.0 million in revolver borrowings and the $25.0 million conversion of the synthetic letter of credit facility to a term loan that occurred in 2009.
Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements as of March 28, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable-rate debt and our calculation of our liability for our defined benefit plans. Other than the interest rate swaps described below, financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

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

     Management performs a sensitivity analysis to determine how market interest rate changes will affect the fair value of any market risk sensitive hedge positions and all other debt that we will bear. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market interest rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the entire $320.4 million of long-term, variable rate debt outstanding under our senior credit facilities at March 28, 2010. A one-percentage point increase in interest rates on our long-term variable-rate indebtedness would decrease our annual pre-tax income by approximately $3.2 million for the year ending December 31, 2010. While there was no debt outstanding under our Revolver at March 28, 2010, any future borrowings would be subject to the same type of variable rate risks. All of our remaining debt is at fixed rates; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended March 28, 2010, we did not issue any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 5.	OTHER INFORMATION
     Compensatory Arrangements of Certain Officers.
     On May 6, 2010, and in connection with our prior entry into the merger agreement with Triumph, we entered into a Change in Control Severance Agreement with each of Kevin McGlinchey, our Vice President, General Counsel and Corporate Secretary and Ronald Muckley, our Vice President, Engineering and Materiel. In addition, on May 6, 2010, and in connection with the merger agreement, we entered into letter agreements relating to certain transaction bonus opportunities with each of Mr. McGlinchey and Mr. Muckley, as well as with Elmer Doty, our President and Chief Executive Officer, Keith Howe, our Vice President and Chief Financial Officer and Stephen Davis, our Vice President, Commercial Aerostructures.
     Change in Control Severance Agreements
     The Change in Control Severance Agreements provide that in the event Mr. McGlinchey’s or Mr. Muckley’s employment is terminated by us or our successor without Cause (as such term is defined in the agreements) or the executive resigns his employment for Good Reason (as such term is defined in the agreements), in each case upon or within one year following the closing of the merger with Triumph, the executive will be entitled to receive cash severance payments equal to (i) two times the executive’s annual base salary, payable in equal installments over the two year period following termination, plus (ii) two times the executive’s target annual bonus amount, payable in a lump sum shortly following termination. The Change in Control Severance Agreements will remain effective for a period of one year following the closing date of merger with Triumph. However, if the closing date of the merger with Triumph does not occur within six months of the execution of the agreements, they will terminate and be of no further force or effect.

     Transaction Bonus Letters
     The letter agreements we have entered into with each of Mr. Doty, Mr. Howe, Mr. Davis, Mr. McGlinchey and Mr. Muckley provide for the payment of a cash bonus to each of the executives within 5 days of the closing of the merger with Triumph in the following amounts: Mr. Doty: $500,000; Mr. Howe: $1,000,000; Mr. Davis: $100,000; Mr. McGlinchey: $1,000,000; and Mr. Muckley: $350,000. The bonuses are conditioned on the closing of the merger with Triumph and the executive’s execution of a general release of claims against us. In the event the merger agreement is terminated or amended prior to the closing date of the merger, we have reserved the right to revise or retract the executive’s right to receive the bonus.
     The foregoing summaries are qualified in their entirety by reference to the full text of the Change in Control Severance Agreements and letter agreements, copies of which are attached as Exhibits 10.1 through 10.7 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

ITEM 6.	EXHIBITS
(a) Exhibits

(10.1)*	Transaction Bonus letter agreement between Vought Aircraft Industries, Inc. and Elmer Doty dated May 6, 2010.

(10.2)*	Transaction Bonus letter agreement between Vought Aircraft Industries, Inc. and Keith Howe dated May 6, 2010.

(10.3)*	Transaction Bonus letter agreement between Vought Aircraft Industries, Inc. and Steve Davis dated May 6, 2010.

(10.4)*	Transaction Bonus letter agreement between Vought Aircraft Industries, Inc. and Kevin McGlinchey dated May 6, 2010.

(10.5)*	Transaction Bonus letter agreement between Vought Aircraft Industries, Inc. and Ronald Muckley dated May 6, 2010.

(10.6)*	Change in Control Severance agreement between Vought Aircraft Industries, Inc. and Kevin McGlinchey dated May 6, 2010.

(10.7)*	Change in Control Severance agreement between Vought Aircraft Industries, Inc. and Ronald Muckley dated May 6, 2010.

(31.1)*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vought Aircraft Industries, Inc.

(Registrant)

May 7, 2010	/s/ KEITH HOWE
(Date)	Vice President and Chief Financial Officer

May 7, 2010	/s/ MARK JOLLY
(Date)	Principal Accounting Officer